Form 10-Q
period 2015-03-31
EYEGATE PHARMACEUTICALS INC
filed 2015-05-15
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-55362

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

Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒   Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

At May 14, 2015, there were 6,477,094 shares of the registrant’s common stock outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2015

INDEX

		Page
PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014	2

	Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2015 and 2014 (unaudited)	3

	Consolidated Statements of Convertible Preferred Stock Non-Controlling Interests and Stockholders’ Deficit (unaudited) for the Three Months Ended March 31, 2015	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.	30

Item 1A.	Risk Factors.	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	30

Item 3.	Defaults Upon Senior Securities.	31

Item 4.	Mine Safety Disclosure.	31

Item 5.	Other Information.	31

Item 6.	Exhibits.	31

SIGNATURES		32

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,”“potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 25 of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 31, 2015, or the Annual Report. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

Eyegate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,285,184	$167,001
Prepaid expenses and other current assets	180,535	26,443
Current portion of refundable tax credit receivable	23,454	25,336
Total current assets	2,489,173	218,780
Property and equipment, net	915	1,257
Restricted cash	20,000	-
Deferred offering costs	-	1,148,994
Other assets	36,976	37,439
Total assets	$2,547,064	$1,406,470
LIABILITIES, CONVERTIBLE PREFERRED STOCK, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Grants payable	$-	$36,401
Accounts payable	286,233	565,947
Accrued expenses	126,512	913,063
Convertible notes due to stockholders, net (aggregate principal outstanding of $3,376,573 at December 31, 2014)	-	3,205,504
Warrant liability	-	303,102
Total current liabilities	412,745	5,024,017
Commitments and contingencies (Note 12)
Convertible preferred stock and non-controlling interests: (classified as temporary equity)
Series A convertible preferred stock, $0.01 par value, 2,483,692 shares authorized; 0 and 2,483,692 shares issued and outstanding at March 31, 2015 and December 31, 2014 (liquidation value of $5,960,863 at December 31, 2014)	-	254,525
Series B convertible preferred stock, $0.01 par value, 13,794,259 shares authorized; 0 and 8,073,508 shares issued and outstanding at March 31, 2015 and December 31, 2014 (liquidation value of $7,023,952 at December 31, 2014)	-	6,926,180
Series C convertible preferred stock, $0.01 par value, 5,161,236 shares authorized; 0 and 3,351,156 shares issued and outstanding at March 31, 2015 and December 31, 2014 (liquidation value of $5,857,140 at December 31, 2014)	-	5,745,127
Series D convertible preferred stock, $0.01 par value 24,023,485 shares authorized; 0 and 19,557,392 shares issued and outstanding at March 31, 2015 and December 31, 2014 (liquidation value of $23,762,876 at December 31, 2014)	-	23,482,834
Non-controlling interests	-	6,780,588
Total convertible preferred stock and non-controlling interests	-	43,189,254
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, 0 issued and outstanding at March 31, 2015
Common stock, $0.01 par value: 100,000,000 shares authorized; 6,351,698 shares issued at March 31, 2015 and 201,787 shares issued at December 31, 2014	63,517	2,018
Additional paid-in capital	61,723,139	10,055,613
Accumulated deficit	(59,668,415)	(56,862,152)
Shareholder notes receivable	(58,824)	(58,824)
Accumulated other comprehensive income	74,902	56,544
Total stockholders’ equity (deficit)	2,134,319	(46,806,801)
Total liabilities, convertible preferred stock, non-controlling interests and stockholders’ equity (deficit)	$2,547,064	$1,406,470

See accompanying notes to the condensed consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Operating expenses:
Research and development	$321,439	$217,868
General and administrative	782,846	656,216
Total operating expenses	1,104,285	874,084
Other income (expense), net:
Research & development tax credit	-	2,940
Interest income	164	307
Interest expense	(1,920,146)	(32,055)
Change in warrant liability	223,172	—
Other income (expense), net	10	—
Total other expense, net	(1,696,801)	(28,808)
Net Loss	(2,801,086)	(902,892)
Deemed dividend on preferred stock	(8,222,008)	-
Net income attributable to non-controlling interests	(5,177)	(58,948)
Net (loss) attributable to Eyegate Pharmaceuticals, Inc. stockholders	$(11,028,271)	$(961,840)
Net loss per common share – basic and diluted	$(3.23)	$(0.47)
Weighted average shares outstanding – basic and diluted	3,417,509	2,025,527

Net loss	$(2,801,086)	$(902,892)
Other comprehensive income (loss):
Foreign currency translation adjustments	51,325	8,994
Comprehensive income (loss)	(2,749,761)	(911,886)
Less:
Net income attributable to non-controlling interests	(5,177)	(58,948)
Other comprehensive (income) loss attributable to non-controlling interests	32,967	(6,819)
Comprehensive income attributable to non-controlling interests	27,790	(65,767)
Comprehensive loss attributable to Eyegate Pharmaceuticals, Inc. stockholders	$(2,721,971)	$(959,665)

See accompanying notes to the condensed consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS CONVERTIBLE PREFERRED STOCK

NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Convertible Preferred Stock								Non-	Total Convertible
	Series A		Series B		Series C		Series D		Controlling	Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Interest	Stock
Balance at December 31, 2014	2,483,692	$254,525	8,073,508	$6,926,180	3,351,156	$5,745,127	19,557,392	$23,482,834	$6,780,588	$43,189,254

Stock-based compensation										-
Issuance of common stock upon IPO										-
Expenses related to initial public offering										-
Conversion of preferred stock to common stock at $6.00 per share ($0.01 par value)	(2,483,692)	(254,525)	(8,073,508)	(6,926,180)	(3,351,156)	(5,745,127)	(19,557,392)	(23,482,834)		(36,408,666)
Conversion of promissory notes to common stock at $4.20 per share										-
Beneficial conversion feature on conversion of Notes upon the IPO										-
Exercise of common stock options										-
Exercise of common warrants upon initial public offering										-
Deemed dividend to preferred stockholders upon the consummation of the initial public offering										-
Conversion of non-controlling interest to common stock									(6,818,732)	(6,818,732)
Reclassification of previously issued warrant liability to stockholders' equity										-
Translation adjustment									32,967	32,967
Net loss									5,177	5,177

Balance at March 31, 2015	-	$-	-	$-	-	$-	-	$-	$-	$-

			Additional	Stockholders’	Accumulated Other	Deficit Accumulated During	Total
	Common Stock		Paid In	Notes	Comprehensive	Development	Stockholders’ (Deficit)
	Shares	Amount	Capital	Receivable	Loss	Stage	Equity
Balance at December 31, 2014	201,787	$2,018	$10,055,613	$(58,824)	$56,544	$(56,862,152)	$(46,806,801)

Stock-based compensation			484,540				484,540
Issuance of common stock upon IPO	683,250	6,833	4,092,667				4,099,500
Expenses related to initial public offering			(1,373,858)				(1,373,858)
Conversion of preferred stock to common stock at $6.00 per share ($0.01 par value)	4,567,782	45,678	36,362,988				36,408,666
Conversion of promissory notes to common stock at $4.20 per share	866,056	8,660	3,524,034				3,532,694
Beneficial conversion feature on conversion of Notes upon the IPO			1,663,873				1,663,873
Exercise of common stock options	23,075	231	14,717				14,948
Exercise of common warrants upon initial public offering	9,748	97	(97)
Deemed dividend to preferred stockholders upon the consummation of the initial public offering						8,222,008	8,222,008
Conversion of non-controlling interest to common stock			6,818,732				6,818,732
Reclassification of previously issued warrant liability to stockholders' equity			79,930				79,930
Translation adjustment					18,358		13,181
Net loss						(11,028,271)	(11,028,271)

Balance at March 31, 2015	6,351,698	$63,517	$61,723,139	$(58,824)	$74,902	$(59,668,415)	$2,134,319

See accompanying notes to the condensed consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31
	2015	2014
Operating activities
Net loss	$(2,801,086)	$(902,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	342	600
Non-cash interest expense charge on beneficial conversion feature on notes	1,663,873	—
Non-cash interest expense on accounting of the debt discount on the 2014 notes	244,111
Fair value adjustment on common stock warrants	(223,171)	—
Stock-based compensation	484,540	22,741
Write-off of stockholders notes receivable	—	200,758
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(154,092)	4,712
Refundable tax credit receivable	(744)	(2,027)
Other assets	463	(25,446)
Accounts payable	(279,714)	(5,587)
Accrued expenses	(703,472)	276,043
Net cash used in operating activities	(1,768,950)	(431,098)

Investing activities:
Restricted cash	(20,000)
Net cash used in investing activities	(20,000)

Financing activities
Proceeds from convertible notes payable		446,151
Exercise of common stock options	14,948	—
Proceeds from initial public offering	4,099,500	—
Offering costs	(224,864)	—
Payments grants payable	(32,628)	—
Net cash provided by financing activities	3,856,956	446,151
Effect of exchange rate changes on cash	50,177	7,153
Net increase in cash	2,118,183	22,206
Cash, beginning of period	167,001	501,172
Cash, end of period	$2,285,184	$523,738
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental disclosure of noncash investing and financing activities
Conversion of non-controlling interests to common stock	$6,818,732	$—
Conversion of preferred stock into common stock	$36,408,666	$—
Exercise of common warrants	$97	$—
Conversion of promissory notes and accrued interest into common stock	$3,532,694	$—
Deemed dividend on conversion of preferred stock	$8,222,008
Application of deferred offering costs on IPO	$1,148,994
Warrant liability reclassed to stockholders’ equity	$79,930

See accompanying notes to the condensed consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 13, 2015, the Company completed an initial public offering (“the IPO”) for 683,250 shares of common stock. The common stock was offered at an initial price to the public of $6.00 per share. The gross proceeds to the Company from this offering was approximately $4,100,000 before deducting underwriting discounts and other estimated offering expenses. The Company granted the representative of the underwriters a 45-day option to purchase up to 102,487 additional shares of its common stock to cover over-allotments, if any. The shares began trading on the OTCQB Venture Marketplace under the symbol "EYEG" on February 13, 2015 and the initial offering was closed on February 19, 2015. In related transactions, the Company converted all outstanding notes payable to shareholders and all shares of its convertible preferred stock to shares of common stock. The notes were converted to common shares at the discounted price of $4.20 per share and the preferred shares were converted at the ratio of 10.98 shares of the preferred stock to 1.00 share of common stock. As of March 31, 2015, there are 6,351,698 shares of common stock outstanding at a par value of $0.01. All preferred stock equity shareholder note and warrant liabilities have been extinguished.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying condensed consolidated financial statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2015, EyeGate has cash and cash equivalents of $2,285,184, and an accumulated deficit of $59,668,415. EyeGate has incurred operating losses and negative operating cash flows since inception, and future losses are anticipated. To continue development, EyeGate needs to raise additional capital through debt and/or equity financing, or access additional funding through grants. However, additional capital may not be available on terms favorable to EyeGate, if at all. Accordingly, no assurances can be given that management will be successful in these endeavors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and EyeGate Pharma, wholly-owned subsequent to the IPO, majority owned prior to the IPO subsidiary of EyeGate, collectively referred to as the Company. The interests in EyeGate Pharma not owned by the Company prior to the IPO are reported in the consolidated balance sheet as of December 31, 2014 as non-controlling interests, a component of temporary equity, and the interest in the earnings or loss of the subsidiary not attributable to the Company is reported as net income (loss) attributable to non-controlling interests in the condensed consolidated statements of operations and comprehensive loss. Non-controlling interests represents the cumulative portion of equity and operating results of subsidiaries not owned by the Company. The non-controlling interests were convertible into shares of the Company’s convertible preferred stock (see Note 7) which were classified as temporary equity from January 15, 2015 through the date of the IPO, and for the three months ended March 31, 2014 and December 31, 2014 on the condensed consolidated balance sheet, and accordingly, the non-controlling interests are also classified as temporary equity on the condensed consolidated balance sheet. All inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Unaudited Interim Financial Information

The accompanying interim financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions are required in providing for fair value of warrants, establishing useful lives of intangible property and equipment assets and conducting impairment reviews of long-lived assets. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known.

Foreign Currency Translation

Operations of EyeGate Pharma are conducted in euros which represent its functional currency. Balance sheet accounts of such subsidiary were translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income statement accounts were translated to the average rate of exchange prevailing during the period. Translation adjustments resulting from this process, were included in accumulated other comprehensive income (loss) on the consolidated balance sheet.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with maturity of 90 days or less when acquired, that are not restricted as to withdrawal, to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents, which were nominal in amount, consisted of money market accounts that are readily convertible to cash. As of March 31, 2015 and December 31, 2014, the Company has classified $20,000 and $0 as restricted cash.

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

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of and considers whether long-lived assets held for use have been impaired whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Management makes significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity in order to test for impairment. Management reports those long-lived assets to be disposed of and assets held for sale at the lower of carrying amount or fair value less cost to sell. Based on current facts, estimates and assumptions, management believes that no assets are impaired at March 31, 2015. There is no assurance that management’s estimates and assumptions will not change in future periods.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes the impact of an uncertain tax position in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of March 31, 2015, the Company had no unrecognized uncertain tax positions.

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

Sale of Stock by the Subsidiary

The Company is largely dependent on obtaining financing to generate sufficient cash to cover operating costs. Through 2011, EyeGate Pharma, periodically issued preferred shares in exchange for U.S. dollar proceeds. At December 31, 2014, these shares represent a 49.99% non-controlling interest in the subsidiary, which reduced the Company’s ownership interest in the subsidiary to 50.01%. The Company accounts for sale of stock by the subsidiary (of which there were no such sales in 2015 and 2014) as an equity transaction by recording the carrying value of the percentage of the equity sold as an increase in the non-controlling interest, with any excess proceeds representing a gain to the Company recorded to additional paid-in capital. On February 13, 2015, the Company exchanged shares of its common stock for the 49.99% non-controlling interest upon the consummation of the IPO.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees and others. The Company measures stock-based compensation cost to employees at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model. The Company recognizes compensation expense for non-employee stock option grants at the fair value of the goods or services received or the equity instruments issued, whichever is more reliably measurable. The Company recorded compensation expense for non-employee awards with graded vesting using the accelerated expense attribution method.

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

	March 31, 2015 (unaudited)	December 31, 2014
Series A convertible preferred stock	-	625,895
Series B convertible preferred stock (including 525,004 shares from conversion of non-controlling interest)	-	1,262,651
Series C convertible preferred stock (including 187,183 shares from conversion of non-controlling interest)	-	537,233
Series D convertible preferred stock (including 358,146 shares from conversion of non-controlling interest)	-	2,145,810
Common stock warrants	637,980	18,176
Employee stock options	1,156,090	752,372
Total common shares issuable	1,794,070	5,342,137

The above table does not include shares issuable upon warrants issued to note holders or upon conversion of promissory notes (See Note 6) as the number of shares issuable under the warrants was not yet determinable at the grant date .

Fair Value of Financial Instruments

The carrying amounts of receivables and payables approximate their fair values due to the short-term nature of these financial instruments. As of March 31, 2015 and December 31, 2014, the fair value of the Company’s money market funds was $2,000,190 and $187, respectively.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - No observable pricing inputs in the market

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

The following table represents the fair value of the warrant liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Non-current liabilities:
Warrant liability	$-	$-	$303,102	$303,102

The following are the changes in the level 3 warrant liability for the three months ended March 31, 2015:

Beginning balance at December 31, 2014	$303,102
Settlement of warrant liability	(79,930)
Change in fair value	(223,172)
Ending balance at March 31, 2015	$0

On February 13, 2015, the warrant liability was settled upon the consummation of the IPO.

Deferred issuance costs

Deferred public offering costs, which primarily consist of direct, incremental legal and accounting fees relating to the Company’s initial public offering, are capitalized within deferred issuance costs. The deferred issuance costs were offset against IPO proceeds upon the consummation of the offering in February 2015. The Company had incurred approximately $1,149,000 in initial public offering costs as of December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers. This ASU provides a robust framework for addressing revenue issues. The core principle contained in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods and services. This pronouncement will be effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. During April 2015, the FASB issued and exposure draft to postpone the effective date by one year. The Company will evaluate the impact of this ASU at such time as it begins to earn revenue.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently evaluating the impact of the adoption of ASU 2014-15 on our financial statements and disclosures.

3. Property and Equipment

Property and equipment at March 31, 2015 and December 31, 2014 consists of the following:

	Estimated Useful Life (Years)	March 31, 2015 (Unaudited)	December 31, 2014
Laboratory equipment	7	$14,661	$14,661
Computer equipment	3	182,914	182,914
Computer software	3	46,038	46,038
Furniture, fixtures and office equipment	5	24,480	24,480
		268,093	268,093
Less accumulated depreciation		267,178	266,836
		$915	$1,257

Depreciation expense was $342 and $600 for the three month periods ended March 31, 2015 and 2014, respectively.

4. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2015 (Unaudited)	December 31, 2014
Payroll and benefits	$36,301	$168,269
Clinical trials	55,054	57,629
Consulting	13,916	8,917
Professional fees	21,241	534,984
Accrued interest	0	143,264
Total accrued expenses	$126,512	$913,063

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Grants Payable

On October 27, 1998, EyeGate Pharma was awarded a non-interest bearing grant from OSEO/Anvar of France. The balance of the grant was repaid in 2012. No annuity payments (specified percentage of the proceeds from the sale or license of products funded by such research grant) were payable as of December 31, 2014 or December 31, 2013.

In February 2007, the Company was awarded a second non-interest bearing grant from OSEO/Anvar of France. The balance of the grant payable was $0 and $36,401 at March 31, 2015 and at December 31, 2014, respectively. The Company, as of the issuance of this report, has paid the grant.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 6, 2014, July 17, 2014 and December 19, 2014, the Company issued 2014 Notes in an aggregate principal amount of approximately $1,283,000 pursuant to the Note and Warrant Purchase Agreement, of which approximately $495,000 was received on June 6, 2014 and $288,000 was received on December 19, 2014 by the Company. The fair value of the warrants issued in July 17, 2014 with such debt of approximately $219,000 was recognized as a debt discount and accreted to interest expense over the one year maturity term of the debt. On December 19, 2014, the Company issued 2014 Notes in an aggregate principal amount of approximately $288,000 pursuant to the Note and Warrant Purchase Agreement. The fair value of the warrants issued on December 19, 2014 with such debt was approximately $34,000 was recognized as a debt discount and accreted to interest expense over the remaining maturity term of the debt. At December 31, 2014, the carrying amount of the 2014 Notes was approximately $1,039,000. On February 13, 2015, the unamortized debt discount was expensed upon the conversion of the latter to Common Stock. The Company recorded approximately $244,000 in additional interest expense.

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

Since the warrants are convertible into Series D Preferred Stock, which is a redeemable security and presented as temporary equity, these warrants are classified as liabilities.

The Company determined the fair value of the warrants issued on June 6, 2014 and July 17, 2014 was approximately $1,364,000, based upon the following assumptions:

•	The number of warrants to be issued and the strike price will be determined based upon future events, including potential sale, liquidation or IPO transactions as described above. The Company utilized a probability weighting of potential outcomes to estimate the number of warrants issuable, the type of underlying security, and the exercise price.

•	Volatility - 70%

•	Term - 0.5 years for an IPO scenario; 5 years for an M&A or liquidation scenario

•	Dividends - 0%

•	Discount rate - 0.6 - 1.6%

The Company determined the fair value of the warrants issued on December 19, 2014 was approximately $34,000, based upon the following assumptions:

•	The number of warrants to be issued and the strike price will be determined based upon future events, including potential sale, liquidation or IPO transactions as described above. The Company utilized a probability weighting of potential outcomes to estimate the number of warrants issuable, the type of underlying security, and the exercise price.

•	Volatility - 55%

•	Term - 0.25 years for an IPO scenario; 4.5 years for an M&A or liquidation scenario

•	Dividends - 0%

•	Discount rate - 0.6 - 1.74%

The Company utilized a probability weighting of the calculated values of the warrant utilizing a Black Scholes methodology to compute the estimated fair value. The Company will record changes in the fair value of the warrants in the statement of operations at each reporting period. The change in the fair value of the warrants for the three months ended March 31, 2015 was a decrease of approximately $223,000. The remaining warrant liability at February 13, 2015, was approximately $80,000 and was reclassified to additional paid in capital as the terms of any warrants were settled at the consummation of the IPO.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Preferred Stock

At March 31, 2015 and December 31, 2014, the Company had 100,000,000 and 50,485,136 authorized shares of convertible preferred stock respectively, of which through the date of the IPO 2,483,692 shares were designated as Series A convertible preferred stock (“Series A preferred stock”), 13,819,649 shares were designated as Series B convertible preferred stock (“Series B preferred stock”), 5,161,241 shares were designated as Series C convertible preferred stock (“Series C preferred stock”), and 29,020,554 shares were designated as Series D convertible preferred stock (“Series D preferred stock”).

As of December 31, 2014, the number of convertible preferred shares outstanding is as follows:

December 31, 2014
Series A convertible preferred stock	2,483,692
Series B convertible preferred stock	8,073,508
Series C convertible preferred stock	3,351,156
Series D convertible preferred stock	19,557,392
Total preferred shares	33,465,748

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Preferred Stock - (continued)

Conversion

All outstanding shares of Series A, B, C and D preferred stock automatically converted to common stock immediately upon the closing of the Company’s initial public offering in February 2015 at the conversion rates of 1:0.251, 1:0.091, 1:0.091, and 1:0.091, respectively.

All series of preferred stock were classified as temporary equity as the preferred stock was redeemable at the option of the holder in the event of a change in control.

On February 13, 2015, the Company completed its Initial Public offering (“IPO”) and issued 683,250 common shares for net proceeds of approximately $2.7 million. In connection with the IPO, the Series A, B, C and D Preferred Stock were converted into 4,567,782 common shares at a 30% discount to the IPO price. The discount resulted in approximately $8,222,000 in a deemed dividend to the Preferred Stock holders. The Company also converted its 2012 – 2014 Convertible Notes of $3,532,694 into 866,056 common shares. The Notes were converted at a 30% discount to the IPO price which resulted in a beneficial conversion feature of $1,633,872 charged as interest expense for the three months ended March 31, 2015.

The Company issued 23,075 common shares in connection with an exercise of stock options for proceeds of $14,948.

The Company also acquired the remaining non-controlling interest of its SAS subsidiary, which resulted in the reclassification of the non-controlling interest to the Company’s additional paid-in-capital at the IPO date.

The warrant liability was extinguished as the terms of the warrants provided for were settled upon the IPO being completed. The warrant liability was computed through February 13, 2015 and the resulting change in fair value was recorded in the statement of operations and the warrant liability was reclassified to additional paid-in-capital.

8. Warrants

At March 31, 2015, the following warrants were outstanding:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2014	21,964	$4.52	1.81
Issued	630,733	$6.08	6.55
Exercised	(10,929)	$0.65
Forfeited	(3,788)	$14.45
Outstanding at March 31, 2015	637,980	$6.07	5.03

Warrants	Remaining Term	Exercise Price
7,247	.50	$5.16
630,733	6.55	$6.08

All of the warrant agreements contain a provision providing for a cashless exercise whereby, the number of warrants to be issued will be reduced by the number shares which could be purchased from the proceeds of the exercise of the respective warrant. The remaining warrants expire from 2015 through 2025.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Non-controlling interests

Shares issuable upon the conversion of non-controlling interests as of December 31, 2014 are as follows:

Series B convertible preferred stock	525,004
Series C convertible preferred stock	187,183
Series D convertible preferred stock	358,146
1,070,333

The subsidiary shares were convertible to Series B, Series C or Series D preferred shares of the Company, respectively, or to common stock of the Company, at the option of the holder (voluntary exchange) or mandatorily upon the occurrence of a Mandatory Exchange Event, as defined in the Exchange Agreement and accordingly the non-controlling interests are classified as temporary equity. All shares held by the non-controlling interests were converted into preferred shares, then into shares of the Company’s common stock at the closing of the Company’s IPO.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Notes Receivable

In 2005 and 2006, certain of the Company’s stockholders and officers issued various promissory notes totaling $195,000 for the sale of common stock. The notes were full recourse and were collateralized by the shares of stock sold. The amended notes bore interest at 0.93%, effective October 1, 2012. The holders of these notes were granted an extension of maturity to October 1, 2016.

As of March 31, 2015 and December 31, 2014, $58,824 is outstanding.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Equity Incentive Plan - (continued)

The Company’s Board adopted the 2014 Equity Incentive Plan, or the (“2014 Plan”) and the Employee Stock Purchase Plan the (“ESPP”), and the Company’s stockholders approved the 2014 Plan and the ESPP Plan in February 2015. The maximum number of Common Shares that may be issued pursuant to the 2014 Plan and the ESPP is 728,597 and 70,567, respectively.

The following is a summary of stock option activity for the three months ended March 31, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (In Years)
Outstanding at beginning of year	752,372	$0.91	4.55
Granted	435,393	5.80	9.88
Exercised	(23,075)	$0.65
Expired (Forfeited)	(8,600)	$0.65
Outstanding at end of period	1,156,090	$2.69	5.05
Exercisable at end of period	827,529	$2.46	6.87
Vested and expected to vest at end of period	827,529	$2.46	6.87

No options were granted in 2014. In September 2014, the Company entered into two consulting arrangements that provided for 60,358 shares of common stock options issuable in connection with the Company’s IPO in February 2015.

The total stock-based compensation expense for employees and non-employees is included in the accompanying consolidated statements of operations and as follows:

	Three months Ended March 31,
	2015	2014
Research and development	$174,586	$7,732
General and administrative	309,954	15,009
	$484,540	$22,741

As of March 31, 2015, there is approximately $911,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted average period of 3.63 years. The intrinsic value of stock options outstanding and exercisable at March 31, 2015 is approximately $1,850,000.

At March 31, 2015 there were 445,771 options available under the 2005 and 2014 Plans. On May 1, 2015 the Board Approved the issuance of 125,412 restricted shares under the 2014 Plan. The restricted shares vest 13 % on the issuance date and 29% on each of the following–June 30, 2015, September 30, 2015 and December 31, 2015.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies

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

Future minimum payments under the license as of March 31, 2015 are $12,500 per year. The payment for 2015 was remitted as of March 31, 2015.

Contingencies

The Company neglected to file its Reports of Foreign Bank and Financial Accounts (“FBAR”) for 2011 and 2012 as required by the Bank Secrecy Act. The Company’s failure to file an FBAR when required may result in civil penalties, criminal penalties or both. The Company could be subject to penalties up to the greater of $100,000 per year or 50% of the amount in the account at the time of the violation. On July 24, 2014, the Company filed the delinquent returns. As of March 31, 2015, the Company has not recorded an accrual related to this contingency as it has not been assessed a penalty and because management believes that the Company did not willfully fail to file FBAR and it has retained records of account, therefore, the Company may not be subject to a significant penalty.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Employee Benefit Plans

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contribution for the three months ended March 31, 2015 and 2014.

14. Subsequent Events

On May 4, 2015 the Company received comments from the U.S. Food & Drug Administration (“FDA”) in response to questions submitted by the Company ahead of a Type B meeting scheduled for May 5, 2015. The FDA provided guidance that if the planned Phase 3 trial of EGP-437 in anterior uveitis meets non-inferiority criteria, data from this trial along with data from a previously completed Phase 3 trial in anterior uveitis will be sufficient to support a New Drug Application (“NDA”) filing. The FDA also communicated that the design of the planned Phase 3 is acceptable and that the nonclinical work completed to date is sufficient to support a NDA filing. Based on this positive feedback, the Company elected to cancel the face-to-face portion of the meeting.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 25 of our Annual Report. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Quarterly Report on Form 10-Q.

Overview

The Company formed as a Delaware corporation on December 26, 2004. We were originally incorporated in 1998 under the name of Optis France S.A. in Paris France. At that time, the name of the French corporation was changed to EyeGate Pharma S.A.S. and became a subsidiary of Eyegate Pharmaceuticals, Inc.

We are a clinical-stage specialty pharmaceutical company that is focused on developing and commercializing therapeutics and drug delivery systems for treating diseases of the eye. EGP-437, our first and only product in clinical trials, incorporates a reformulated topically active corticosteroid, dexamethasone phosphate, that is delivered into the ocular tissues through our proprietary innovative drug delivery system, the EyeGate® II Delivery System. EGP-437 is being developed under the 505(b)(2) New Drug Application, or NDA, regulatory pathway for drugs submitted for approval to the U.S. Food and Drug Administration, or FDA, which enables an applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its NDA. The EyeGate® II Delivery System and EGP-437 are designed to address two major issues in ophthalmic medicine: lack of patient compliance and safety. The EyeGate® II Delivery System features a compact, elegant, and easy-to-use device that we believe has the potential to deliver drugs non-invasively and quickly into the ocular tissues through the use of iontophoresis, which can accelerate the onset of action, dramatically reduce treatment frequency versus eye drops and sustain therapeutic effect. The EyeGate® II Delivery System is easy-to-use, only takes a few minutes to employ and has been utilized to administer more than 1,700 experimental treatments. We hold worldwide commercialization rights to the EyeGate® II Delivery System.

As we are in our developmental stage, we have not generated any revenue. We have never been profitable and, from December 26, 2004 (inception) through March 31, 2015, our losses from operations have been $59.7 million. Our net loss was approximately $2.8 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our EGP-437 and EyeGate® II Delivery System, or the EGP-437 Combination Product, and any other product candidates we advance to clinical development. If we obtain regulatory approval for the EGP-437 Combination Product, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the EGP-437 Combination Product, including sales, marketing and distribution functions.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

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

During three months ended March 31, 2015, we granted options to purchase 435,393 shares of our common stock.

Other Information

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

Temporary Equity and Non-Controlling Interest

Certain of our convertible preferred stock issuances were sold jointly with shares of EyeGate S.A.S., (which were convertible into the corresponding convertible preferred stock upon certain circumstances) resulting in a non-controlling interest. Such non-controlling interest and the related convertible preferred stock are classified as temporary equity on our condensed consolidated balance sheet, and we record the interest in the earnings or loss of the subsidiary not attributable to us as net income (loss) attributable to non–controlling interests in the condensed consolidated statements of operations and comprehensive loss. Prior to the IPO, at what time both the convertible preferred stock at the shares of our subsidiary not held by us were converted into share of our Common Stock.

Results of Operations

Comparison of Three Months ended March 31, 2015 and 2014

The following table summarizes the results of our operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, (Unaudited)
	2015	2014	Change
Operating expenses:
Research and development	$321,439	$217,868	$103,571
General and administrative	782,846	656,216	126,630
Total operating expenses	1,104,285	874,084	230,201
Other income (expense), net:	(1,696,801)	(28,808)	(1,667,993)
Net income (loss)	(2,801,086)	(902,892)	(1,898,194)
Net income attributable to non-controlling interest	(5,177)	(58,948)	53,771
Deemed dividend on preferred stock	(8,222,008)	-	(8,222,008)
Net income (loss) to Eyegate Pharmaceuticals, Inc	$(11,028,271)	$(961,840)	$(10,066,431)

Research and Development Expenses.  Research and development expenses were $0.321 million for the three months ended March 31, 2015 compared to $0.217 million for the three months ended March 31, 2014. The increase of $0.104 million is primarily due to a ramping up of clinical activity around the resumption of Phase III trials .

General and Administrative Expenses.  General and administrative expenses were $0.783 million for the three months ended March 31, 2015 compared to $0.656 million for the three months ended March 31, 2014. The increase of $0.127 million was due to on increase in Stock Compensation changes for options issued in connection with the Company’s IPO, which was offset by decreases in payroll and other expenses.

Other Income (Expense).  Total other income (expense) was $1.697 million and $0.029 million for the three months ended March 31, 2015 and 2014, respectively, and is mostly comprised of interest expense and, for 2015, the change in fair value of the warrant liability of ($223,000) which did not exist in 2014. The interest and warrant activity during 2015 is inflated due to the equity changes resulting from the initial public offering and its related transactions.

 Liquidity and Capital Resources

In addition to proceeds from the initial public offering of our common stock, or the IPO, we have funded our operations since inception through the issuance of convertible preferred stock, shares of our subsidiary and convertible promissory notes and, to a lesser extent, through research and development tax credits. Through March 31, 2015, we had raised a total of $61.7 million from such sales of our equity securities and debt instruments.

At March 31, 2015, we had cash and cash equivalents totaling $2.285 million.

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Cash used in operating activities	$(1,768,950)	$(431,098)
Cash used in investing activities	(20,000)	—
Cash provided by financing activities	3,856,956	446,151

Comparison of Three Months Ended March 31, 2015 and 2014

Operating Activities.  Net cash used in operating activities was $1.789 million for the three months ended March 31, 2015, compared to net cash used in operating activities of $0.431 million for the three months ended March 31, 2014. The primary use of cash was to fund operating losses of $2.801 million in 2015 off-set in part by $1.664 million of non-cash interest expense related to the conversion of shareholders’ notes receivable to common stock. The remainder of the negative cash flows resulted from the extinguishment of operating liabilities after funds became available from the IPO proceeds.

Financing Activities.  On February 19, 2015, we received gross proceeds of $4.10 million from the IPO. Net proceeds from the initial offering were $2.857 million after costs related to the offering were satisfied.

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

The net proceeds from the IPO, together with our cash and cash equivalents as of March 31, 2015, will not enable us to fund our operating expenses and capital expenditure requirements for the next twelve months, thus we will need to raise additional funds. Because of the numerous risks and uncertainties associated with the development and commercialization of our EGP-437 Combination Product, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our EGP-437 Combination Product.

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

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements at March 31, 2015.

Contractual Obligations

During the three months ended March 31, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, our management, under the supervision and with the participation of our President and Chief Executive Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer has concluded that he believes that our disclosure controls and procedures have the following material weaknesses existing as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

While we are not currently a party to any legal proceedings, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.

Item 1A.	Risk Factors.

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding equity securities sold or issued by us during the three months ended March 31, 2015 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such equity securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

On February 19, 2015, in connection with the closing of the IPO, we issued an aggregate of 875,803 shares of our common stock in connection with the exercise of previously issued warrants to purchase shares of our common stock into 9,747 shares of our common stock and the automatic conversion of previously issued convertible promissory notes into 866,056 shares of our common stock.

Pursuant to the Underwriting Agreement by and between the Company and Aegis Capital Corp., as the representative of the underwriters of the IPO, on February 19, 2015, we issued warrants to the underwriters exercisable for 34,163 shares of common stock at an exercise price per share of $7.50 and for 33,838 shares of our common stock at an exercise price per share of $6.00.

The securities described above were issued in reliance on the exemptions provided by Section 4(2) of the Securities Act. All securities described above are deemed restricted securities for purposes of the Securities Act. The instruments representing such issued securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

Use of Proceeds

In February 2015, we completed our IPO pursuant to a registration statement on Form S-1 (File No. 333-197725), which the SEC declared effective on February 12, 2015. In the IPO, Aegis Capital Corp. acted as the representative of the underwriters, Aegis Capital Corp. and Chardan Capital Markets, LLC, and both acted as the joint book-running managers. In the IPO, we issued and sold 683,250 shares of common stock at a public offering price of $6.00 per share, for aggregate offering proceeds of approximately $4.1 million.

The proceeds received by us from the IPO were approximately $3.9 million, net of underwriting discounts and commissions and estimated offering expenses payable by us.

As of March 31, 2015, we have used approximately $1.6 million of the net proceeds from the initial public offering as follows:

Professional Service related to IPO and Capital restructuring	$0.828 million
Research and Development	$0.321 million
General and administrative	$.449 million
Total	$1.598 million

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2015	By:	/s/ Stephen From
Chief Executive Officer and President

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit

10.1*	Amendment to Amended and Restated Employment Agreement by and between the Company and Stephen From.
31.1*#	Certification pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act.

