Form 10-Q/A
period 2015-03-31
EYEGATE PHARMACEUTICALS INC
filed 2015-05-18
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

At May 15, 2015, there were 6,477,094 shares of the registrant’s common stock outstanding.

Explanatory Note

This Amendment No. 1, or this Amendment, to the Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed by Eyegate Pharmaceuticals, Inc. on May 15, 2015, or the Form 10-Q, is being filed solely for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides financial information from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q, and does not modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2015	By:	/s/ Stephen From
Chief Executive Officer and President

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q/A. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit

31.1*	Certification pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously furnished as an exhibit to the Form 10-Q.