Form 10-Q
period 2015-06-30
EYEGATE PHARMACEUTICALS INC
filed 2015-08-12
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-36672

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

At August 12, 2015, there were 7,653,563 shares of the registrant’s common stock outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2015

INDEX

		Page
PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.	2

	Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	2

	Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2015 and 2014 (unaudited)	3

	Consolidated Statements of Convertible Preferred Stock Non-Controlling Interests and Stockholders’ Equity (Deficit) (unaudited) for the Six Months Ended June 30, 2015	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	29

Item 4.	Controls and Procedures.	29

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.	30

Item 1A.	Risk Factors.	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	30

Item 3.	Defaults Upon Senior Securities.	31

Item 4.	Mine Safety Disclosure.	31

Item 5.	Other Information.	31

Item 6.	Exhibits.	31

SIGNATURES		32

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

Eyegate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I-FINANCIAL INFORMATION

Item 1.    Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,273,965	$167,001
Prepaid expenses and other current assets	133,649	26,443
Current portion of refundable tax credit receivable	22,501	25,336
Total current assets	1,430,115	218,780
Property and equipment, net	573	1,257
Restricted cash	20,000	-
Deferred offering costs	68,517	1,148,994
Other assets	37,112	37,439
Total assets	$1,556,317	$1,406,470
LIABILITIES, CONVERTIBLE PREFERRED STOCK, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Grants payable	$-	$36,401
Accounts payable	337,610	565,947
Accrued expenses	304,998	913,063
Convertible notes due to stockholders, net (aggregate principal outstanding of $3,376,573 at December 31, 2014)	-	3,205,504
Warrant liability	-	303,102
Total current liabilities	642,608	5,024,017
Commitments and contingencies (Note 12)
Convertible preferred stock and non-controlling interests: (classified as temporary equity)
Series A convertible preferred stock, $0.01 par value, 2,483,692 shares authorized; 0 and 2,483,692 shares issued and outstanding at June 30, 2015 and December 31, 2014 (liquidation value of $5,960,863 at December 31, 2014)	-	254,525
Series B convertible preferred stock, $0.01 par value, 13,794,259 shares authorized; 0 and 8,073,508 shares issued and outstanding at June 30, 2015 and December 31, 2014 (liquidation value of $7,023,952 at December 31, 2014)	-	6,926,180
Series C convertible preferred stock, $0.01 par value, 5,161,236 shares authorized; 0 and 3,351,156 shares issued and outstanding at June 30, 2015 and December 31, 2014 (liquidation value of $5,857,140 at December 31, 2014)	-	5,745,127
Series D convertible preferred stock, $0.01 par value 24,023,485 shares authorized; 0 and 19,557,392 shares issued and outstanding at June 30, 2015 and December 31, 2014 (liquidation value of $23,762,876 at December 31, 2014)	-	23,482,834
Non-controlling interests	-	6,780,588
Total convertible preferred stock and non-controlling interests	-	43,189,254
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, 0 issued and outstanding at June 30, 2015	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 6,477,093 shares issued at June 30, 2015 and 201,787 shares issued at December 31, 2014	64,771	2,018
Additional paid-in capital	62,012,640	10,055,613
Accumulated deficit	(61,209,768)	(56,862,152)
Shareholder notes receivable	(58,824)	(58,824)
Accumulated other comprehensive income	104,890	56,544
Total stockholders’ equity (deficit)	913,709	(46,806,801)
Total liabilities, convertible preferred stock, non-controlling interests and stockholders’ equity (deficit)	$1,556,317	$1,406,470

See accompanying notes to the condensed consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Operating expenses:
Research and development	$604,108	$92,435	$925,547	$310,303
General and administrative	939,487	510,244	1,722,333	1,166,460
Total operating expenses	1,543,595	602,679	2,647,880	1,476,763
Other income (expense), net:
Research and development tax credit	-	22,575	-	25,515
Interest income	2,242	324	2,406	631
Interest expense	-	(62,154)	(1,920,146)	(94,209)
Change in warrant liability	-	(5,000)	223,172	(5,000)
Other income (expense), net	-	-	9
Total other income (expense), net	2,242	(44,255)	(1,694,559)	(73,063)
Net loss	(1,541,353)	(646,934)	(4,342,439)	(1,549,826)
Deemed dividend on preferred stock	-	-	(8,222,008)
Net income attributable to non-controlling interests	-	(58,314)	(5,177)	(117,262)
Net loss attributable to Eyegate Pharmaceuticals, Inc. common stockholders	$(1,541,353)	$(705,248)	$(12,569,624)	$(1,667,088)
Net loss per common share - basic and diluted	$(0.24)	$(3.82)	$(2.57)	$(9.04)
Weighted average shares outstanding - basic and diluted	6,363,027	184,474	4,898,405	184,474

Net loss	(1,541,353)	(646,934)	(4,342,439)	(1,549,826)
Other comprehensive income (loss):
Foreign currency translation adjustments	29,988	(14,071)	81,313	(5,077)
Comprehensive loss	(1,511,365)	(661,005)	(4,261,126)	(1,554,903)
Less:
Net income attributable to non-controlling interests	-	(58,314)	(5,177)	(117,262)
Other comprehensive (income) loss attributable to non-controlling interests	-	(24,307)	32,967	(31,126)
Comprehensive (income) loss attributable to non-controlling interests	-	(82,621)	27,790	(148,388)
Comprehensive loss attributable to Eyegate Pharmaceuticals, Inc. stockholders	$(1,511,365)	$(743,626)	$(4,233,336)	$(1,703,291)

See accompanying notes to the condensed consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS CONVERTIBLE PREFERRED STOCK

NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Convertible Preferred Stock								Non-	Total Convertible
	Series A		Series B		Series C		Series D		Controlling	Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Interest	Stock
Balance at December 31, 2014	2,483,692	$254,525	8,073,508	$6,926,180	3,351,156	$5,745,127	19,557,392	$23,482,834	$6,780,588	$43,189,254

Stock-based compensation										-
Issuance of common stock upon IPO										-
Expenses related to initial public offering										-
Conversion of preferred stock to common stock at $6.00 per share ($0.01 par value), net of deemed dividend of $8,222,008	(2,483,692)	(254,525)	(8,073,508)	(6,926,180)	(3,351,156)	(5,745,127)	(19,557,392)	(23,482,834)		(36,408,666)
Conversion of promissory notes to common stock at $4.20 per share										-
Beneficial conversion feature on conversion of Notes upon the IPO										-
Exercise of common stock options										-
Exercise of common warrants upon initial public offering										-
Conversion of non-controlling interest to common stock									(6,818,732)	(6,818,732)
Reclassification of previously issued warrant liability to stockholders' equity										-
Translation adjustment									32,967	32,967
Net income attributable to non-controlling interest									5,177	5,177

Balance at June 30, 2015	-	$-	-	$-	-	$-	-	$-	$-	$-

			Additional	Stockholders’	Accumulated Other	Deficit Accumulated During	Total Stockholders’
	Common Stock		Paid In	Notes	Comprehensive	Development	(Deficit)
	Shares	Amount	Capital	Receivable	Loss	Stage	Equity
Balance at December 31, 2014	201,787	$2,018	$10,055,613	$(58,824)	$56,544	$(56,862,152)	$(46,806,801)

Stock-based compensation			590,943				590,943
Issuance of common stock upon IPO	683,250	6,833	4,092,667				4,099,500
Expenses related to initial public offering			(1,373,858)				(1,373,858)
Conversion of preferred stock to common stock at $6.00 per share ($0.01 par value), net of deemed dividend of $8,222,008	4,567,782	45,678	36,362,988				36,408,666
Conversion of promissory notes to common stock at $4.20 per share	866,056	8,660	3,524,034				3,532,694
Beneficial conversion feature on conversion of Notes upon the IPO			1,663,873				1,663,873
Exercise of common stock options	23,075	231	14,717				14,948
Exercise of common warrants upon initial public offering	9,748	97	(97)
Conversion of non-controlling interest to common stock			6,818,732				6,818,732
Reclassification of previously issued warrant liability to stockholders' equity			79,930				79,930
Issuance of restricted stock	125,412	1,254	183,098				184,352
Adjustment for fractional shares	(17)
Translation adjustment					48,346		48,346
Net loss						(4,347,616)	(4,347,616)

Balance at June 30, 2015	6,477,093	$64,771	$62,012,640	$(58,824)	$104,890	$(61,209,768)	$913,709

See accompanying notes to the condensed consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(4,342,439)	$(1,549,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	684	943
Non-cash interest expense charge on beneficial conversion feature on notes	1,663,873	-
Non-cash interest expense on accounting of the debt discount	244,111	14,400
Fair value adjustment on common stock warrants	(223,172)	5,000
Stock-based compensation	775,295	24,089
Loss on cancellation of shareholders’ note receivable and related accrued interest receivable	-	200,758
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(107,206)	(371)
Refundable tax credit receivable	798	(33,315)
Other assets	327	(582)
Accounts payable	(228,337)	215,932
Accrued expenses	(524,986)	638,693
Net cash used in operating activities	(2,741,052)	(484,279)

Investing activities:
Restricted cash	(20,000)	-
Net cash used in investing activities	(20,000)	-

Financing activities
Proceeds from convertible notes payable	-	932,829
Exercise of common stock options	14,948	-
Proceeds from initial public offering	4,099,500	-
Offering costs	(293,381)	(540,834)
Payments grants payable	(32,628)	-
Net cash provided by financing activities	3,788,439	391,995
Effect of exchange rate changes on cash	79,577	(7,067)
Net increase (decrease) in cash	1,106,964	(99,351)
Cash, beginning of period	167,001	501,172
Cash, end of period	$1,273,965	$401,821
Supplemental disclosure of noncash investing and financing activities
Conversion of non-controlling interests to common stock	$6,818,732	$-
Conversion of preferred stock into common stock	$36,408,666	$-
Exercise of common warrants	$97	$-
Conversion of promissory notes and accrued interest into common stock	$3,532,694	$-
Deemed dividend on conversion of preferred stock	$8,222,008
Application of deferred offering costs on IPO	$1,148,994
Warrant liability reclassed to stockholders’ equity	$79,930
Warrants issued to related parties in conjunction with issuance of amended convertible notes		$1,147,000

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

On February 13, 2015, the Company completed an initial public offering (“the IPO”) for 683,250 shares of common stock. The common stock was offered at an initial price to the public of $6.00 per share. The gross proceeds to the Company from this offering was approximately $4,100,000 before deducting underwriting discounts and other estimated offering expenses. The Company granted the representative of the underwriters a 45-day option to purchase up to 102,487 additional shares of its common stock to cover over-allotments, if any. The shares began trading on the OTCQB Venture Marketplace under the symbol "EYEG" on February 13, 2015 and the initial offering was closed on February 19, 2015. In related transactions, the Company converted all outstanding notes payable to shareholders and all shares of its convertible preferred stock to shares of common stock. The notes were converted to common shares at the discounted price of $4.20 per share and the preferred shares were converted at the ratio of 10.98 shares of the preferred stock to 1.00 share of common stock. As of June 30, 2015, there are 6,477,093 shares of common stock outstanding at a par value of $0.01. All preferred stock equity shareholder note and warrant liabilities have been extinguished.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying condensed consolidated financial statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2015, EyeGate has cash and cash equivalents of $1,273,965, and an accumulated deficit of $61,209,768. EyeGate has incurred operating losses and negative operating cash flows since inception, and future losses are anticipated. On August 5, 2015, the Company closed an underwritten public offering of 1,176,470 shares of its common stock and warrants to purchase 1,176,470 shares of its common stock at a combined public offering price of $8.50 per share of common stock and warrant, before underwriting discounts and commissions. The warrants have an exercise price of $10.62 per share, are immediately exercisable, and expire on August 5, 2020.  At the closing of the offering, the Company also issued and sold additional warrants to purchase up to 176,470 shares of common stock in connection with the full exercise of the underwriters’ over-allotment option to purchase additional warrants. The underwriters’ have 45 days to exercise an over-allotment option to purchase an additional 176,470 shares of common stock. The net proceeds to the Company were approximately $8.8 million, assuming no exercise of the warrants, and after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Including the proceeds from the August 5, 2015 closing, the Company will have sufficient cash to fund planned operations for approximately 15 to 18 months, however, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, EyeGate needs to raise additional capital through debt and/or equity financing, or access additional funding through grants. However, additional capital may not be available on terms favorable to EyeGate, if at all. Accordingly, no assurances can be given that management will be successful in these endeavors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and EyeGate Pharma, wholly-owned subsequent to the IPO, majority owned prior to the IPO subsidiary of EyeGate, collectively referred to as the Company. The interests in EyeGate Pharma not owned by the Company prior to the IPO are reported in the consolidated balance sheet as of December 31, 2014 as non-controlling interests, a component of temporary equity, and the interest in the earnings or loss of the subsidiary not attributable to the Company is reported as net income (loss) attributable to non-controlling interests in the condensed consolidated statements of operations and comprehensive loss. Non-controlling interests represents the cumulative portion of equity and operating results of subsidiaries not owned by the Company. The non-controlling interests were convertible into shares of the Company’s convertible preferred stock (see Note 7) which were classified as temporary equity from January 1, 2015 through the date of the IPO, and for the three and six months ended June 30, 2014 and December 31, 2014 on the condensed consolidated balance sheet, and accordingly, the non-controlling interests are also classified as temporary equity on the condensed consolidated balance sheet. All inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with maturity of 90 days or less when acquired, that are not restricted as to withdrawal, to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents, which were nominal in amount, consisted of money market accounts that are readily convertible to cash. As of June 30, 2015 and December 31, 2014, the Company has classified $20,000 and $0 as restricted cash.

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

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of and considers whether long-lived assets held for use have been impaired whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Management makes significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity in order to test for impairment. Management reports those long-lived assets to be disposed of and assets held for sale at the lower of carrying amount or fair value less cost to sell. Based on current facts, estimates and assumptions, management believes that no assets are impaired at June 30, 2015. There is no assurance that management’s estimates and assumptions will not change in future periods.

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

The Company recognizes the impact of an uncertain tax position in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of June 30, 2015, the Company had no unrecognized uncertain tax positions.

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

	June 30, 2015 (unaudited)	December 31, 2014
Series A convertible preferred stock	-	625,895
Series B convertible preferred stock (including 525,004 shares from conversion of non-controlling interest)	-	1,262,651
Series C convertible preferred stock (including 187,183 shares from conversion of non-controlling interest)	-	537,233
Series D convertible preferred stock (including 358,146 shares from conversion of non-controlling interest)	-	2,145,810
Common stock warrants	637,980	18,176
Employee stock options	1,156,090	752,372
Total common shares issuable	1,794,070	5,342,137

The above table does not include shares issuable upon warrants issued to note holders or upon conversion of promissory notes (See Note 6) as the number of shares issuable under the warrants was not yet determinable at the grant date.

Fair Value of Financial Instruments

The carrying amounts of receivables and payables approximate their fair values due to the short-term nature of these financial instruments. As of June 30, 2015 and December 31, 2014, the fair value of the Company’s money market funds was $1,250,234 and $187, respectively.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - No observable pricing inputs in the market

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

The following table represents the fair value of the warrant liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Non-current liabilities:
Warrant liability	$-	$-	$303,102	$303,102

The following are the changes in the level 3 warrant liability for the six months ended June 30, 2015:

Beginning balance at December 31, 2014	$303,102
Settlement of warrant liability	(79,930)
Change in fair value	(223,172)
Ending balance at June 30, 2015	$0

On February 13, 2015, the warrant liability was settled upon the consummation of the IPO.

Deferred issuance costs

Deferred public offering costs, which primarily consist of direct, incremental legal and accounting fees relating to the Company’s initial public offering, are capitalized within deferred issuance costs. The deferred issuance costs were offset against IPO proceeds upon the consummation of the offering in February 2015. The Company had incurred approximately $1,149,000 in initial public offering costs as of December 31, 2014. In anticipation of a second public stock offering during 2015, the Company has incurred additional deferred issuance costs of $68,517 as of June 30, 2015. Similar to the process following the IPO, these deferred costs will offset against the proceeds upon consummation of the offering.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers .. This ASU provides a robust framework for addressing revenue issues. The core principle contained in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods and services. This pronouncement will be effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. During July 2015, the FASB approved the postponement of the effective date by one year. The Company will evaluate the impact of this ASU at such time as it begins to earn revenue.

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

3. Property and Equipment

Property and equipment at June 30, 2015 and December 31, 2014 consists of the following:

	Estimated Useful Life (Years)	June 30, 2015 (Unaudited)	December 31, 2014
Laboratory equipment	7	$14,661	$14,661
Computer equipment	3	182,914	182,914
Computer software	3	46,038	46,038
Furniture, fixtures and office equipment	5	24,480	24,480
		268,093	268,093
Less accumulated depreciation		267,520	266,836
		$573	$1,257

Depreciation expense was $684 and $943 for the six month periods ended June 30, 2015 and 2014, respectively.

4. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2015 (Unaudited)	December 31, 2014
Payroll and benefits	$55,710	$168,269
Clinical trials	122,334	57,629
Consulting	18,500	8,917
Professional fees	108,454	534,984
Accrued interest	-	143,264
Total accrued expenses	$304,998	$913,063

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Grants Payable

In February 2007, the Company was awarded a second non-interest bearing grant from OSEO/Anvar of France. The balance of the grant payable was $0 and $36,401 at June 30, 2015 and at December 31, 2014, respectively. The Company, as of the issuance of this report, has paid the grant.

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

The Company utilized a probability weighting of the calculated values of the warrant utilizing a Black Scholes methodology to compute the estimated fair value. The Company will record changes in the fair value of the warrants in the statement of operations at each reporting period. The change in the fair value of the warrants for the six months ended June 30, 2015 was a decrease of approximately $223,000. The remaining warrant liability at February 13, 2015, was approximately $80,000 and was reclassified to additional paid in capital as the terms of any warrants were settled at the consummation of the IPO.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Preferred Stock

At June 30, 2015 and December 31, 2014, the Company had 10,000,000 and 50,485,136 authorized shares of preferred stock respectively, of which through the date of the IPO 2,483,692 shares were designated as Series A convertible preferred stock (“Series A preferred stock”), 13,819,649 shares were designated as Series B convertible preferred stock (“Series B preferred stock”), 5,161,241 shares were designated as Series C convertible preferred stock (“Series C preferred stock”), and 29,020,554 shares were designated as Series D convertible preferred stock (“Series D preferred stock”).

As of December 31, 2014, the number of convertible preferred shares outstanding is as follows:

December 31, 2014
Series A convertible preferred stock	2,483,692
Series B convertible preferred stock	8,073,508
Series C convertible preferred stock	3,351,156
Series D convertible preferred stock	19,557,392
Total preferred shares	33,465,748

As of June 30, 2015, the Company had no outstanding shares of preferred stock.

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

On February 13, 2015, the Company completed its Initial Public offering (“IPO”) and issued 683,250 common shares for net proceeds of approximately $2.7 million. In connection with the IPO, the Series A, B, C and D Preferred Stock were converted into 4,567,782 common shares at a 30% discount to the IPO price. The discount resulted in approximately $8,222,000 in a deemed dividend to the Preferred Stock holders. The Company also converted its 2012 - 2014 Convertible Notes of $3,532,694 into 866,056 common shares. The Notes were converted at a 30% discount to the IPO price which resulted in a beneficial conversion feature of $1,633,873 charged as interest expense for the six months ended June 30, 2015.

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

8. Warrants

At June 30, 2015, the following warrants were outstanding:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2014	21,964	$4.52	1.56
Issued	630,733	$6.08	6.30
Exercised	(10,929)	$0.65
Forfeited	(3,788)	$14.45
Outstanding at June 30, 2015	637,980	$6.07	4.78

Warrants	Remaining Term	Exercise Price
7,247	.25	$5.16
630,733	6.30	$6.08

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

As of June 30, 2015 and December 31, 2014, $58,824 is outstanding.

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

The following is a summary of stock option activity for the six months ended June 30, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (In Years)
Outstanding at beginning of year	752,372	$0.91	4.55
Granted	435,393	5.80	9.63
Exercised	(23,075)	$0.65
Expired (Forfeited)	(8,600)	$0.65
Outstanding at end of period	1,156,090	$2.69	4.84
Exercisable at end of period	841,031	$2.70	4.75
Vested and expected to vest at end of period	841,031	$2.70	4.75

No options were granted in 2014. In September 2014, the Company entered into two consulting arrangements that provided for 60,358 shares of common stock options issuable in connection with the Company’s IPO in February 2015.

The total stock-based compensation expense for employees and non-employees is included in the accompanying consolidated statements of operations and as follows:

	Six months Ended June 30,
	2015	2014
Research and development	$202,191	$8,949
General and administrative	573,104	15,140
	$775,295	$24,089

As of June 30, 2015, there is approximately $832,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted average period of 3.38 years. The intrinsic value of stock options outstanding and exercisable at June 30, 2015 is approximately $1,537,000. The intrinsic value of the stock options exercised during 2015 was approximately $123,000.

At June 30, 2015, there were 445,771 options available under the 2005 and 2014 Plans. On May 1, 2015 the Board approved the issuance of 125,412 restricted shares under the 2014 Plan to two executives and seven members of the Board. The restricted shares vest 13 % on the issuance date and 29% on each of the following-June 30, 2015, September 30, 2015 and December 31, 2015.

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

Future minimum payments under the license as of March 31, 2015 are $12,500 per year. The payment for 2015 was remitted as of June 30, 2015.

Contingencies

The Company neglected to file its Reports of Foreign Bank and Financial Accounts (“FBAR”) for 2011 and 2012 as required by the Bank Secrecy Act. The Company’s failure to file an FBAR when required may result in civil penalties, criminal penalties or both. The Company could be subject to penalties up to the greater of $100,000 per year or 50% of the amount in the account at the time of the violation. On July 24, 2014, the Company filed the delinquent returns. As of June 30, 2015, the Company has not recorded an accrual related to this contingency as it has not been assessed a penalty and because management believes that the Company did not willfully fail to file FBAR and it has retained records of account, therefore, the Company may not be subject to a significant penalty.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Employee Benefit Plans

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contribution for the six months ended June 30, 2015 and 2014.

14. Subsequent Events

On July 9, 2015, the Company entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant Pharmaceuticals International, Inc. (NYSE/TSX: VRX) ("Valeant") through which EyeGate has granted Valeant exclusive, worldwide commercial and manufacturing rights to its EyeGate® II Delivery System and EGP-437 combination product ("Product") in the field of uveitis, as well as a right of last negotiation to license the Product for other indications. Under the agreement, Valeant paid us an upfront payment of $1.0 million. We are eligible to receive milestone payments totalling up to $32.5 million, upon and subject to the achievement of certain specified developmental and commercial milestones. In addition, we are eligible to receive royalties based on a specified percent of net sales of our Product throughout the world, subject to adjustment in certain circumstances.

On August 5, 2015, the Company completed a public offering for 1,176,470 shares of common stock and warrants to purchase up to 1,176,470 shares of common stock. The Company received net proceeds of $8.8 million. The common stock and warrants were offered at a combined price to the public of $8.50 per share of common stock and warrant, and each warrant has a per share exercise price of $10.62. The warrants are exercisable immediately and expire five years from the date of issuance. The Company granted the representative of the underwriters a 45-day option to purchase up to 176,470 additional shares of its common stock at $8.50 per share and/or warrants to purchase up to 176,470 additional shares of common stock at the public purchase price of $0.01 per warrant.

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

As we are in our developmental stage, we have not generated any revenue. We have never been profitable and, from December 26, 2004 (inception) through June 30, 2015, our losses from operations have been $61.2 million. Our net loss was approximately $4.3 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively. Similarly,our net loss was approximately $1.5 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our EGP-437 and EyeGate® II Delivery System, or the EGP-437 Combination Product, and any other product candidates we advance to clinical development. If we obtain regulatory approval for the EGP-437 Combination Product, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the EGP-437 Combination Product, including sales, marketing and distribution functions.

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

We were formed in Delaware on December 26, 2004. We were originally incorporated in 1998 under the name of Optis France S.A. in Paris France. At that time, the name of the French corporation was changed to EyeGate Pharma S.A.S. and became a subsidiary of Eyegate Pharmaceuticals, Inc.

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

Stock-Based Compensation

We have issued options to purchase our common stock. We account for stock based compensation in accordance with ASC 718, Compensation - Stock Compensation .. ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the fair value recognition provisions of ASC 718, share based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service/vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility.

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

During six months ended June 30, 2015, we granted options to purchase 435,393 shares of our common stock.

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

Temporary Equity and Non-Controlling Interest

Prior to the IPO, certain of our convertible preferred stock issuances were sold jointly with shares of EyeGate S.A.S., (which were convertible into the corresponding convertible preferred stock upon certain circumstances) resulting in a non-controlling interest. Such non-controlling interest and the related convertible preferred stock are classified as temporary equity on our condensed consolidated balance sheet, and we record the interest in the earnings or loss of the subsidiary not attributable to us as net income (loss) attributable to non-controlling interests in the condensed consolidated statements of operations and comprehensive loss. In connection with the IPO, both the convertible preferred stock and the shares of our subsidiary not held by us were converted into shares of our Common Stock.

 Results of Operations

Comparison of Three Months ended June 30, 2015 and 2014

The following table summarizes the results of our operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, (Unaudited)
	2015	2014	Change
Operating expenses:
Research and development	$604,108	$92,435	$511,673
General and administrative	939,487	510,244	429,243
Total operating expenses	1,543,595	602,679	940,916
Other (expense) income, net:	2,242	(44,255)	46,497
Net loss	(1,541,353)	(646,934)	(894,419)
Net income attributable to non-controlling interest	-	(58,314)	58,314
Deemed dividend on preferred stock	-	-	-
Net loss to Eyegate Pharmaceuticals, Inc	$(1,541,353)	$(705,248)	$(836,105)

Research and Development Expenses.  Research and development expenses were $0.604 million for the three months ended June 30, 2015 compared to $0.092 million for the three months ended June 30, 2014. The increase of $0.512 million is primarily due to an increase in clinical activity related to the resumption of our Phase III clinical trials for the treatment of anterior uveitis.

General and Administrative Expenses.  General and administrative expenses were $0.939 million for the three months ended June 30, 2015 compared to $0.510 million for the three months ended June 30, 2014. The increase of $0.429 million was due primarily to an increase in Stock Compensation changes for options issued in connection with the Company’s IPO. Increases in payroll and other expenses were also realized as company operations have expanded following the IPO.

Other Income (Expense).  Total other income (expense) was $0.002 million and ($0.044) million for the three months ended June 30, 2015 and 2014, respectively. The 2015 activity is interest income earned while the 2014 activity was comprised primarily of $0.062 million in interest expense for shareholder loans which was offset by a research and development credit of $0.023 million realized by our French subsidiary.

Comparison of Six Months ended June 30, 2015 and 2014

The following table summarizes the results of our operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, (Unaudited)
	2015	2014	Change
Operating expenses:
Research and development	$925,547	$310,303	$615,244
General and administrative	1,722,333	1,166,460	555,873
Total operating expenses	2,647,880	1,476,763	1,171,117
Other income (expense), net:	(1,694,559)	(73,063)	(1,621,496)
Net loss	(4,342,439)	(1,549,826)	(2,792,613)
Net income attributable to non-controlling interest	(5,177)	(117,262)	112,085
Deemed dividend on preferred stock	(8,222,008)	-	(8,222,008)
Net loss to Eyegate Pharmaceuticals, Inc	$(12,569,624)	$(1,667,088)	$(10,902,536)

Research and Development Expenses.  Research and development expenses were $0.926 million for the six months ended June 30, 2015 compared to $0.310 million for the six months ended June 30, 2014. The increase of $0.615 million is primarily due to an increase in clinical activity related to the resumption of Phase III clinical trials for the treatment of anterior uveitis.

General and Administrative Expenses.  General and administrative expenses were $1.722 million for the six months ended June 30, 2015 compared to $1.166 million for the six months ended June 30, 2014. The increase of $0.556 million was due primarily to an increase in Stock Compensation changes for options issued in connection with the Company’s IPO. Increases in payroll and other expenses were also realized as company operations have expanded following the IPO.

Other Income (Expense).  Total other income (expense) was ($1.694) million and ($0.073) million for the six months ended June 30, 2015 and 2014, respectively, and is mostly comprised of interest expense and, for 2015, the change in fair value of the warrant liability of ($223,000) which did not exist in the six months ended June 30, 2014. The interest and warrant activity during 2015 is significantly higher due to the equity changes resulting from the initial public offering and its related transactions.

Liquidity and Capital Resources

In addition to proceeds from the initial public offering of our common stock, or the IPO, we have funded our operations since inception through the issuance of convertible preferred stock, shares of our subsidiary and convertible promissory notes and, to a lesser extent, through research and development tax credits. Through June 30, 2015, we had raised a total of $61.7 million from such sales of our equity securities and debt instruments.

At June 30, 2015, we had cash and cash equivalents totaling $1.274 million.

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
Cash used in operating activities	$(2,741,052)	$(484,279)
Cash used in investing activities	(20,000)	-
Cash provided by financing activities	3,788,439	391,995

Comparison of Six Months Ended June 30, 2015 and 2014

Operating Activities.  Net cash used in operating activities was $2.741 million for the six months ended June 30, 2015, compared to net cash used in operating activities of $0.484 million for the six months ended June 30, 2014. The primary use of cash was to fund operating losses of $4.342 million in 2015 off-set in part by $1.910 million of non-cash interest expense related to the conversion of shareholders’ notes receivable to common stock. The remainder of the negative cash flows resulted from the extinguishment of operating liabilities after funds became available from the IPO proceeds.

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

The net proceeds from the IPO, together with our cash and cash equivalents as of June 30, 2015, will not enable us to fund our operating expenses and capital expenditure requirements for the next twelve months, thus we will need to raise additional funds. On August 5, 2015, we closed an underwritten public offering of 1,176,470 shares of our common stock and warrants to purchase 1,176,470 shares of our common stock at a combined public offering price of $8.50 per share of common stock and warrant, before underwriting discounts and commissions. The warrants have an exercise price of $10.62 per share, are immediately exercisable, and expire on August 5, 2020.  At the closing of the offering, we also issued and sold additional warrants to purchase up to 176,470 shares of our common stock in connection with the full exercise of the underwriters’ over-allotment option to purchase additional warrants. The underwriters’ have 45 days to exercise an over-allotment option to purchase an additional 176,470 shares of our common stock. The net proceeds to us were approximately $8.8 million, assuming no exercise of the warrants, and after deducting underwriting discounts and commissions and estimated offering expenses payable by us. Because of the numerous risks and uncertainties associated with the development and commercialization of our EGP-437 Combination Product, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our EGP-437 Combination Product.

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

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements at June 30, 2015.

Contractual Obligations

During the six months ended June 30, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

On July 9, 2015, the Company entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant Pharmaceuticals International, Inc. (NYSE/TSX: VRX) ("Valeant") through which we granted Valeant exclusive, worldwide commercial and manufacturing rights to our EyeGate® II Delivery System and EGP-437 combination product (the "Product") in the field of uveitis, as well as a right of last negotiation to license the Product for other indications. Under the agreement, we received an upfront cash payment, and expect to receive development-based milestone payments related to the completion of development for the indication of anterior uveitis and an approval-based milestone payment upon receipt of FDA approval of the Product. Additionally, we would receive royalties based on net sales, as well as additional milestone payments based on the achievement of certain cumulative sales milestones. We are responsible for the development of the Product in the U.S. for the indication of anterior uveitis, together with the costs associated therewith. Valeant has the right to develop the Product in the field outside of the U.S. and has agreed to fund 100% of any costs associated therewith.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, our management, under the supervision and with the participation of our President and Chief Executive Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer has concluded that he believes that our disclosure controls and procedures have the following material weaknesses existing as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms:

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

PART II-OTHER INFORMATION

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

Unregistered Sales of Equity Securities

None.

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

As of June 30, 2015, we have used approximately $2.6 million of the net proceeds from the initial public offering as follows:

Professional services related to IPO and capital restructuring	$0.828 million
Research and development	0.926 million
General and administrative	0.828 million
Total	$2.582 million

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

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

Date: August 12, 2015	By:	/s/ Stephen From
Chief Executive Officer and President

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit

31.1#	Certification pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act.

