Form 10-Q
period 2015-09-30
EYEGATE PHARMACEUTICALS INC
filed 2015-11-12
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     ☐   Yes     ☒   No

At November 6, 2015, there were 7,654,644 shares of the registrant’s common stock outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2015

INDEX

		Page
PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.	2

	Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	2

	Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three and Nine Months Ended September 30, 2015 and 2014	3

	Consolidated Statements of Convertible Preferred Stock Non-Controlling Interests and Stockholders’ Equity (Deficit) (unaudited) for the Nine Months Ended September 30, 2015	4

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2015 and 2014	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	30

Item 4.	Controls and Procedures.	30

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.	31

Item 1A.	Risk Factors.	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31

Item 3.	Defaults Upon Senior Securities.	32

Item 4.	Mine Safety Disclosure.	32

Item 5.	Other Information.	32

Item 6.	Exhibits.	32

SIGNATURES		33

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 25 of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 31, 2015, or the Annual Report. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

Eyegate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I-FINANCIAL INFORMATION

Item 1.    Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$9,919,403	$167,001
Prepaid expenses and other current assets	83,924	26,443
Current portion of refundable tax credit receivable	25,312	25,336
Total current assets	10,028,639	218,780
Property and equipment, net	231	1,257
Restricted cash	20,000	-
Deferred offering costs	-	1,148,994
Other assets	37,250	37,439
Total assets	$10,086,120	$1,406,470
LIABILITIES, CONVERTIBLE PREFERRED STOCK, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Grants payable	$-	$36,401
Accounts payable	158,128	565,947
Accrued expenses	250,805	913,063
Deferred revenue	1,000,000	-
Convertible notes due to stockholders, net (aggregate principal outstanding of $3,376,573 at December 31, 2014)	-	3,205,504
Warrant liability	-	303,102
Total current liabilities	1,408,933	5,024,017
Commitments and contingencies (Note 12)
Convertible preferred stock and non-controlling interests: (classified as temporary equity)
Series A convertible preferred stock, $0.01 par value, 2,483,692 shares authorized; 0 and 2,483,692 shares issued and outstanding at September 30, 2015 and December 31, 2014 (liquidation value of $5,960,863 at December 31, 2014)	-	254,525
Series B convertible preferred stock, $0.01 par value, 13,819,649 shares authorized; 0 and 8,073,508 shares issued and outstanding at September 30, 2015 and December 31, 2014 (liquidation value of $7,023,952 at December 31, 2014)	-	6,926,180
Series C convertible preferred stock, $0.01 par value, 5,161,241 shares authorized; 0 and 3,351,156 shares issued and outstanding at September 30, 2015 and December 31, 2014 (liquidation value of $5,857,140 at December 31, 2014)	-	5,745,127
Series D convertible preferred stock, $0.01 par value 29,020,554 shares authorized; 0 and 19,557,392 shares issued and outstanding at September 30, 2015 and December 31, 2014 (liquidation value of $23,762,876 at December 31, 2014)	-	23,482,834
Non-controlling interests	-	6,780,588
Total convertible preferred stock and non-controlling interests	-	43,189,254
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, 0 issued and outstanding at September 30, 2015	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 7,654,644 shares issued at September 30, 2015 and 201,787 shares issued at December 31, 2014	76,546	2,018
Additional paid-in capital	71,121,443	10,055,613
Accumulated deficit	(62,565,304)	(56,862,152)
Shareholder notes receivable	(58,824)	(58,824)
Accumulated other comprehensive income	103,326	56,544
Total stockholders’ equity (deficit)	8,677,187	(46,806,801)
Total liabilities, convertible preferred stock, non-controlling interests and stockholders’ equity (deficit)	$10,086,120	$1,406,470

See accompanying notes to the condensed consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Operating expenses:
Research and development	$407,571	$111,600	$1,333,118	$421,903
General and administrative	946,180	480,450	2,668,513	1,646,910
Total operating expenses	1,353,751	592,050	4,001,631	2,068,813
Other income (expense), net:
Research and development tax credit	-	(9,703)		15,812
Interest income	202	89	621	720
Extinguishment of research liability		240,000		240,000
Interest expense		(169,831)	(1,920,146)	(264,040)
Change in warrant liability	-	881,753	223,172	876,753
Other income (expense), net	(1,987)	-	9
Total other income (expense), net	(1,785)	942,308	(1,696,344)	869,245
Net (loss) income	(1,355,536)	350,258	(5,697,975)	(1,199,568)
Deemed dividend on preferred stock	-	-	(8,222,008)
Net income attributable to non-controlling interests	-	(40,666)	(5,177)	(157,928)
Net (loss) income attributable to Eyegate Pharmaceuticals, Inc. common stockholders	$(1,355,536)	$309,592	$(13,925,160)	$(1,357,496)
Net (loss) income per common share - basic and diluted	$(0.19)	$1.59	$(2.46)	$(7.13)
Weighted average shares outstanding - basic and diluted	7,161,777	194,822	5,661,153	190,516

Net (loss) income	(1,355,536)	350,258	(5,697,975)	(1,199,568)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,741)	(2,610)	74,572	(7,687)
Comprehensive (loss) income	(1,362,277)	347,648	(5,623,403)	(1,207,255)
Less:
Net income attributable to non-controlling interests	-	(40,666)	(5,177)	(157,928)
Other comprehensive (income) loss attributable to non-controlling interests	-	86,765	32,967	55,639
Comprehensive (income) loss attributable to non-controlling interests	-	46,099	27,790	(102,289)
Comprehensive (loss) income attributable to Eyegate Pharmaceuticals, Inc. stockholders	$(1,362,277)	$393,747	$(5,595,613)	$(1,309,544)

See accompanying notes to the condensed consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS CONVERTIBLE PREFERRED STOCK

NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Convertible Preferred Stock								Non-	Total Convertible
	Series A		Series B		Series C		Series D		Controlling	Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Interest	Stock
Balance at December 31, 2014	2,483,692	$254,525	8,073,508	$6,926,180	3,351,156	$5,745,127	19,557,392	$23,482,834	$6,780,588	$43,189,254

Stock-based compensation										-
Issuance of common stock upon IPO										-
Expenses related to initial public offering										-
Conversion of preferred stock to common stock at $6.00 per share ($0.01 par value), net of deemed dividend of $8,222,008	(2,483,692)	(254,525)	(8,073,508)	(6,926,180)	(3,351,156)	(5,745,127)	(19,557,392)	(23,482,834)		(36,408,666)
Conversion of promissory notes to common stock at $4.20 per share										-
Beneficial conversion feature on conversion of Notes upon the IPO										-
Exercise of common stock options										-
Exercise of common warrants upon initial public offering										-
Conversion of non-controlling interest to common stock									(6,818,732)	(6,818,732)
Reclassification of previously issued warrant liability to stockholders’ equity										-
Translation adjustment									32,967	32,967
Net income attributable to non-controlling interest									5,177	5,177

Balance at September 30, 2015	-	$-	-	$-	-	$-	-	$-	$-	$-

			Additional	Stockholders’	Accumulated Other	Accumulated Deficit	Total Stockholders’
	Common Stock		Paid In	Notes	Comprehensive		(Deficit)
	Shares	Amount	Capital	Receivable	Loss		Equity
Balance at December 31, 2014	201,787	$2,018	$10,055,613	$(58,824)	$56,544	$(56,862,152)	$(46,806,801)

Stock-based compensation			700,462				700,462
Issuance of common stock upon IPO	683,250	6,833	4,092,667				4,099,500
Issuance of common stock in secondary public offering	1,176,470	11,765	9,989,995				10,001,760
Expenses related to initial public offering			(1,373,858)				(1,373,858)
Expenses related to second public offering			(1,254,338)				(1,254,338)
Conversion of preferred stock to common stock at $6.00 per share ($0.01 par value), net of deemed dividend of $8,222,008	4,567,782	45,678	36,362,988				36,408,666
Conversion of promissory notes to common stock at $4.20 per share	866,056	8,660	3,524,034				3,532,694
Beneficial conversion feature on conversion of Notes upon the IPO			1,663,873				1,663,873
Exercise of common stock options	24,156	241	18,302				18,543
Exercise of common warrants upon initial public offering	9,748	97	(97)
Conversion of non-controlling interest to common stock			6,818,732				6,818,732
Reclassification of previously issued warrant liability to stockholders’ equity			79,930				79,930
Issuance of restricted stock	125,412	1,254	443,140				444,394
Adjustment for fractional shares	(17)
Translation adjustment					46,782		46,782
Net loss						(5,703,152)	(5,703,152)

Balance at September 30, 2015	7,654,644	$76,546	$71,121,443	$(58,824)	$103,326	$(62,565,304)	$8,677,187

See accompanying notes to the condensed consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(5,697,975)	$(1,199,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,026	1,292
Non-cash interest expense charge on beneficial conversion feature on notes	1,663,873	-
Non-cash interest expense on accounting of the debt discount	244,111	113,400
Fair value adjustment on common stock warrants	(223,172)	(876,753)
Stock-based compensation	1,144,856	25,452
Loss on cancellation of shareholders’ note receivable and related accrued interest receivable	-	200,758
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(57,481)	6,635
Refundable tax credit receivable	1,062	8,810
Other assets	189	(718)
Accounts payable	(407,819)	261,965
Deferred revenue	1,000,000	-
Accrued expenses	(579,179)	944,245
Net cash used in operating activities	(2,910,509)	(514,482)

Investing activities:
Restricted cash	(20,000)	-
Net cash used in investing activities	(20,000)	-

Financing activities
Proceeds from convertible notes payable	-	1,471,374
Exercise of common stock options	18,543	6,500
Proceeds from public offerings	14,101,260	-
Offering costs	(1,479,202)	(1,189,084)
Payments grants payable	(32,628)	-
Net cash provided by financing activities	12,607,973	288,790
Effect of exchange rate changes on cash	74,938	35,618
Net increase (decrease) in cash	9,752,402	(190,074)
Cash, beginning of period	167,001	501,172
Cash, end of period	$9,919,403	$311,098
Supplemental disclosure of noncash investing and financing activities
Conversion of non-controlling interests to common stock	$6,818,732	$-
Conversion of preferred stock into common stock	$36,408,666	$-
Exercise of common warrants	$97	$-
Conversion of promissory notes and accrued interest into common stock	$3,532,694	$-
Deemed dividend on conversion of preferred stock	$8,222,008
Application of deferred offering costs on IPO	$1,148,994
Warrant liability reclassed to stockholders’ equity	$79,930
Warrants issued to related parties in conjunction with issuance of amended convertible notes		$1,364,753

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

On February 13, 2015, the Company completed an initial public offering (“the IPO”) for 683,250 shares of common stock. The common stock was offered at an initial price to the public of $6.00 per share. The gross proceeds to the Company from this offering was approximately $4,100,000 before deducting underwriting discounts and other estimated offering expenses. The shares began trading on the OTCQB Venture Marketplace under the symbol “EYEG” on February 13, 2015 and the initial offering was closed on February 19, 2015. In related transactions, the Company converted all outstanding notes payable to shareholders and all shares of its convertible preferred stock to shares of common stock. The notes were converted to common shares at the discounted price of $4.20 per share and the preferred shares were converted at the ratio of 10.98 shares of the preferred stock to 1.00 share of common stock. As of September 30, 2015, there are 7,654,644 shares of common stock outstanding at a par value of $0.01. All preferred stock, shareholder notes and warrant liabilities have been extinguished. On August 5, 2015, the Company closed an underwritten public offering of 1,176,470 shares of its common stock and warrants to purchase 1,176,470 shares of its common stock at a combined public offering price of $8.50 per share of common stock and warrant, before underwriting discounts and commissions. The warrants have an exercise price of $10.62 per share, are immediately exercisable, and expire on August 5, 2020.  At the closing of the offering, the Company also issued and sold additional warrants to purchase up to 176,470 shares of common stock in connection with the full exercise of the underwriters’ over-allotment option to purchase additional warrants. The net proceeds to the Company were approximately $8.8 million, assuming no exercise of the warrants, and after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying condensed consolidated financial statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2015, EyeGate has cash and cash equivalents of $9,919,403, and an accumulated deficit of $62,565,304. EyeGate has incurred operating losses and negative operating cash flows since inception, and future losses are anticipated. Including the proceeds from the August 5, 2015 closing, the Company will have sufficient cash to fund planned operations for approximately 15 to 18 months, however, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although the Company completed the IPO and Secondary Offering, additional capital may not be available on terms favorable to EyeGate, if at all. Accordingly, no assurances can be given that management will be successful in these endeavors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiary, EyeGate Pharma, wholly-owned subsequent to the IPO, and majority owned prior to the IPO, collectively referred to as the Company. The interests in EyeGate Pharma not owned by the Company prior to the IPO are reported in the consolidated balance sheet as of December 31, 2014 as non-controlling interests, a component of temporary equity, and the interest in the earnings or loss of the subsidiary not attributable to the Company prior to the IPO are reported as net income (loss) attributable to non-controlling interests in the condensed consolidated statements of operations and comprehensive loss. Non-controlling interests represents the cumulative portion of equity and operating results of the portion of the subsidiaries not owned by the Company. The non-controlling interests were convertible into shares of the Company’s convertible preferred stock (see Note 7) which were classified as temporary equity from January 1, 2015 through the date of the IPO, and at December 31, 2014 on the consolidated balance sheet, and accordingly, the non-controlling interests are also classified as temporary equity on the condensed consolidated balance sheet. All inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or eliminated. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the annual financial statements of the Company as of and for the year ended December 31, 2014.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions are required in providing for fair value of warrants, establishing useful lives of intangible assets and property and equipment, and conducting impairment reviews of long-lived assets. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known.

Foreign Currency Translation

Operations of EyeGate Pharma are conducted in euros which represent its functional currency. Balance sheet accounts of such subsidiary were translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income statement accounts were translated to the average rate of exchange prevailing during the period. Translation adjustments resulting from this process, are included in accumulated other comprehensive income (loss) on the consolidated balance sheets.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of 90 days or less when acquired that are not restricted as to withdrawal, to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents, which were nominal in amount, consisted of money market accounts that are readily convertible to cash. As of September 30, 2015 and December 31, 2014, the Company has classified $20,000 and $0 as restricted cash respectively.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on the straight-line basis over the estimated useful life of 3 to 7 years for all assets. Maintenance and repair costs are expensed as incurred. The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable, and recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset.

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of and considers whether long-lived assets held for use have been impaired whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Management makes significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity in order to test for impairment. Management reports those long-lived assets to be disposed of and assets held for sale at the lower of carrying amount or fair value less cost to sell. Based on current facts, estimates and assumptions, management believes that no assets are impaired at September 30, 2015. There is no assurance that management’s estimates and assumptions will not change in future periods.

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

Accrued Clinical Expenses

As part of our process of preparing the consolidated financial statements, the Company is required to estimate its accrued expenses. This process includes reviewing open contracts and purchase orders, communicating with its applicable personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated costs incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs. The majority of the Company’s service providers invoice monthly in arrears for services performed. The Company makes estimates of its accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known at the time. The Company periodically confirms the accuracy of these estimates with the service providers and makes adjustments if necessary.

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

The Company recognizes the impact of an uncertain tax position in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of September 30, 2015, the Company had no unrecognized uncertain tax positions.

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

Sale of Stock by the Subsidiary

The Company is largely dependent on obtaining financing to generate sufficient cash to cover operating costs. Through 2011, EyeGate Pharma, periodically issued preferred shares in exchange for U.S. dollar proceeds. At December 31, 2014, these shares represented a 49.99% non-controlling interest in the subsidiary, which reduced the Company’s ownership interest in the subsidiary to 50.01%. The Company accounts for sale of stock by the subsidiary (of which there were no such sales in 2015 and 2014) as an equity transaction by recording the carrying value of the percentage of the equity sold as an increase in the non-controlling interest, with any excess proceeds representing a gain to the Company recorded to additional paid-in capital. On February 13, 2015, the Company exchanged shares of its common stock for the 49.99% non-controlling interest upon the consummation of the IPO.

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

	September 30, 2015	September 30, 2014
Series A convertible preferred stock	-	625,895
Series B convertible preferred stock (including 525,004 shares from conversion of non-controlling interest)	-	1,262,651
Series C convertible preferred stock (including 187,183 shares from conversion of non-controlling interest)	-	537,233
Series D convertible preferred stock (including 358,146 shares from conversion of non-controlling interest)	-	2,145,810
Common stock warrants	1,807,203	18,176
Employee stock options	1,255,010	752,372
Total common shares issuable	3,062,213	5,342,137

At September 30, 2014, the above table does not include shares issuable upon warrants issued to note holders or upon conversion of promissory notes (See Note 6) as the number of shares issuable under the warrants was not yet determinable at the grant date.

Fair Value of Financial Instruments

The carrying amounts of receivables and payables approximate their fair values due to the short-term nature of these financial instruments. As of September 30, 2015 and December 31, 2014, the fair value of the Company’s money market funds was $7,700,265 and $187, respectively.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - No observable pricing inputs in the market

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

The following table represents the fair value of the warrant liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Non-current liabilities:
Warrant liability	$-	$-	$303,102	$303,102

The following are the changes in the level 3 warrant liability for the nine months ended September 30, 2015:

Beginning balance at December 31, 2014	$303,102
Settlement of warrant liability	(79,930)
Change in fair value	(223,172)
Ending balance at September 30, 2015	$0

On February 13, 2015, the warrant liability was settled upon the consummation of the IPO.

Deferred issuance costs

Deferred public offering costs, which primarily consist of direct, incremental legal and accounting fees relating to the Company’s initial public offering, are capitalized within deferred issuance costs. The deferred issuance costs were offset against IPO proceeds upon the consummation of the offering in February 2015. The Company had incurred approximately $1,149,000 in initial public offering costs as of December 31, 2014. As of September 30, 2015, there are no deferred issuance costs.

Revenue Recognition

The Company follows Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements and ASU 2010-17, Revenue Recognition—Milestone Method in connection with its accounting for collaboration arrangements .

The Company’s revenues are generated primarily through arrangements which generally contain multiple elements, or deliverables, including licenses and research and development activities to be performed by the Company on behalf of the licensee. Payments to EyeGate under these arrangements typically include one or more of the following: (1) nonrefundable, upfront license fees, (2) funding of discovery research efforts on a full-time equivalent (“FTE”) basis, (3) reimbursement of research, development and intellectual property costs, (4) milestone payments, and (5) royalties on future product sales.

When evaluating multiple element arrangements, the Company considers whether the deliverables under the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units.

2. Summary of Significant Accounting Policies - (continued)

The Company generally recognizes revenue attributed to the license on a straight-line basis over the Company’s contractual or estimated performance period, which is typically the term of the Company’s research and development obligations. If management cannot reasonably estimate when the Company’s performance obligation ends, then revenue is deferred until management can reasonably estimate when the performance obligation ends. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the research and development agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods. At the inception of arrangements that include milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance, and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. The Company has concluded that the clinical and development and regulatory milestones pursuant to its research and development arrangements are substantive.

The Company aggregates its milestones into four categories: (i) clinical and development milestones, (ii) chemistry, manufacturing and control “CMC” validation, (iii) regulatory milestones, and (iv) commercial milestones. Clinical and development milestones are typically achieved when a product candidate advances into a defined phase of clinical research or completes such phase or when a contractually specified clinical trial enrollment target is attained. CMC validation milestones are typically achieved when the validation paperwork is finalized. Regulatory milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other global regulatory authorities. For example, a milestone payment may be due to the Company upon the FDA’s acceptance of an NDA. Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount.

Revenues from clinical and development, CMC and regulatory milestone payments, if the milestones are deemed substantive and the milestone payments are nonrefundable, are recognized upon successful accomplishment of the milestones. Revenues from commercial milestone payments are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

Payments or reimbursements resulting from the Company’s research and development efforts are recognized as the services are performed and are presented on a gross basis so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is reasonably assured. Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the balance sheet.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment at September 30, 2015 and December 31, 2014 consists of the following:

	Estimated Useful Life (Years)	September 30, 2015	December 31, 2014
Laboratory equipment	7	$14,661	$14,661
Computer equipment	3	182,914	182,914
Computer software	3	46,038	46,038
Furniture, fixtures and office equipment	5	24,480	24,480
		268,093	268,093
Less accumulated depreciation		267,862	266,836
		$231	$1,257

Depreciation expense was $1,026 and $1,292 for the nine month periods ended September 30, 2015 and 2014, respectively.

4. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2015	December 31, 2014
Payroll and benefits	$44,615	$168,269
Clinical trials	110,652	57,629
Consulting	14,750	8,917
Professional fees	80,788	534,984
Accrued interest	-	143,264
Total accrued expenses	$250,805	$913,063

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Grants Payable

In February 2007, the Company was awarded a second non-interest bearing grant from OSEO/Anvar of France. The balance of the grant payable was $0 and $36,401 at September 30, 2015 and at December 31, 2014, respectively. The Company, as of the issuance of this report, has paid the grant.

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

On July 20, 2013, the Company entered into a Convertible Promissory Note Purchase Agreement (“Note Purchase Agreement”), pursuant to which the Company could issue up to an aggregate principal amount of $1,500,000 of unsecured promissory notes to certain stockholders. Such promissory notes were scheduled to mature on July 29, 2014, and accrued interest at a rate of 8% per annum. In the event that the Company issued equity securities resulting in gross proceeds to the Company of at least $3 million prior to maturity, the Company was to pay the note holders the repayment principal and all accrued and unpaid interest, at such time. In the event that the Company consummated a sale of the Company, as defined, the Company was to, while the 2012 Notes remain outstanding and at the election of the holders of two-thirds of the aggregate principal outstanding either (i) pay the holders the repayment principal amount plus accrued interest or (ii) immediately prior to the closing, convert all outstanding principal and interest into the Company’s Series D convertible preferred stock at 87.5% of the Series D convertible preferred stock conversion price.

On July 29, 2013, the Company issued convertible promissory notes in an aggregate principal amount of $968,970, on February 28, 2014, the Company issued an aggregate principal amount of $446,151 in convertible promissory notes and on April 15, 2014, the Company issued an aggregate principal amount of $16,667 in convertible promissory notes all in accordance with the terms of the Note Purchase Agreement(together the “2013 Notes”). As discussed below, on June 6, 2014, the 2013 Notes were amended and restated along with the 2012 Notes.

On June 6, 2014, the Company entered into a Convertible Promissory Note and Warrant Purchase Agreement (“Note and Warrant Purchase Agreement”), pursuant to which the Company could issue up to an aggregate principal amount of $2,000,000 of unsecured promissory notes (the “2014 Notes”) to certain stockholders. The 2014 Notes were to mature on June 6, 2015, and accrued interest at a rate of 12% per annum. In the event that the Company issued equity securities, resulting in gross proceeds to the Company of at least $5 million prior to maturity, all outstanding principal and accrued and unpaid interest under the 2014 Notes will automatically convert into the newly issued equity securities at 70% of the offering price, as applicable, in connection with the closing of the first sale of the equity securities of the Company. In the event that the Company consummates a sale of the Company, as defined, the Company shall, while the 2014 Notes remain outstanding and at the election of the holders of two-thirds of the aggregate principal outstanding shall immediately prior to the closing, convert all outstanding principal and interest into the Company’s Series D convertible preferred stock (or other Subsequent Qualified Financing Instruments) at 70.0% of the Series D convertible preferred stock original issuance price.

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

On June 6, 2014, July 17, 2014 and December 19, 2014, the Company issued 2014 Notes in an aggregate principal amount of approximately $1,283,000 pursuant to the Note and Warrant Purchase Agreement, of which approximately $495,000 was received on June 6, 2014 and $288,000 was received on December 19, 2014 by the Company. The fair value of the warrants issued in July 17, 2014 with such debt of approximately $219,000 was recognized as a debt discount and accreted to interest expense over the one year maturity term of the debt. On December 19, 2014, the Company issued 2014 Notes in an aggregate principal amount of approximately $288,000 pursuant to the Note and Warrant Purchase Agreement. The fair value of the warrants issued on December 19, 2014 with such debt was approximately $34,000 was recognized as a debt discount and accreted to interest expense over the remaining maturity term of the debt. At December 31, 2014, the carrying amount of the 2014 Notes was approximately $1,039,000. On February 13, 2015, the unamortized debt discount was expensed upon the conversion of the latter to Common Stock. The Company recorded approximately $244,000 in additional interest expense. As of September 30, 2015 the Company had no outstanding debt.

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

The Company issued to each holder of a 2014 Note or the Amended and Restated Notes, a warrant exercisable for common stock of the Company if the Company consummated an initial public offering (“IPO”) on or prior to December 31, 2014 or Series D convertible preferred stock at the original issuance price of such equity issuance if the IPO is not consummated on or prior to December 31, 2014 or if the Company is sold in 2014 in an M&A transaction consummated prior to the closing of the IPO. Under such scenario the number of warrants exercisable into Series D convertible stock which shall immediately convert into common stock, would be approximately 2.1 million shares at an exercise price of $1.22 per share. The number of shares subject to such Warrant shall be equal to the sum of (a) the principal amount of any Amended and Restated Notes of any holder or affiliates, as defined, and (b) the principal amount of any 2014 Notes of such holder issued by the Company, divided by (2) the original issue price of the Series D Preferred Stock or common stock at the IPO price.

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

The Company utilized a probability weighting of the calculated values of the warrant utilizing a Black Scholes methodology to compute the estimated fair value. The Company will record changes in the fair value of the warrants in the statement of operations at each reporting period. The change in the fair value of the warrants for the nine months ended September 30, 2015 was a decrease of approximately $223,000. The remaining warrant liability at February 13, 2015, was approximately $80,000 and was reclassified to additional paid in capital as the terms of any warrants were settled at the consummation of the IPO.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Preferred Stock

At September 30, 2015 and December 31, 2014, the Company had 10,000,000 and 50,485,136 authorized shares of preferred stock respectively, of which through the date of the IPO, 2,483,692 shares were designated as Series A convertible preferred stock (“Series A preferred stock”), 13,794,259 shares were designated as Series B convertible preferred stock (“Series B preferred stock”), 5,161,241 shares were designated as Series C convertible preferred stock (“Series C preferred stock”), and 29,020,554 shares were designated as Series D convertible preferred stock (“Series D preferred stock”).

As of December 31, 2014, the number of convertible preferred shares outstanding is as follows:

December 31, 2014
Series A convertible preferred stock	2,483,692
Series B convertible preferred stock	8,073,508
Series C convertible preferred stock	3,351,156
Series D convertible preferred stock	19,557,392
Total preferred shares	33,465,748

As of September 30, 2015, the Company had no outstanding shares of preferred stock.

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

On February 13, 2015, the Company completed its Initial Public offering (“IPO”) and issued 683,250 common shares for net proceeds of approximately $2.7 million. In connection with the IPO, the Series A, B, C and D Preferred Stock were converted into 4,567,782 common shares at a 30% discount to the IPO price. The discount resulted in approximately $8,222,000 in a deemed dividend to the Preferred Stock holders. The Company also converted an aggregate amount of principal and interest equal to $3,532,694 owed under its 2012, 2013 and 2014 Convertible Notes into 866,056 common shares. The Notes were converted at a 30% discount to the IPO price which resulted in a beneficial conversion feature of $1,633,873 charged as interest expense for the nine months ended September 30, 2015.

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

8. Warrants

At September 30, 2015, the following warrants were outstanding:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2014	21,964	$4.52	1.21
Issued	1,807,203	$9.04	5.75
Exercised	(10,929)	$0.65
Forfeited	(11,035)	$8.35
Outstanding at September 30, 2015	1,807,203	$9.04	5.75

Warrants	Remaining Term	Exercise Price
1,807,203	5.75	$9.04

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

As of September 30, 2015 and December 31, 2014, $58,824 was outstanding.

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

The following is a summary of stock option activity for the nine months ended September 30, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (In Years)
Outstanding at beginning of year	752,372	$0.91	4.55
Granted	535,393	4.14	9.38
Exercised	(24,155)	$0.65
Expired (Forfeited)	(8,600)	$0.65

Outstanding at end of period	1,255,010	$2.76	5.00

Exercisable at end of period	870,810	$2.89	5.27

Vested and expected to vest at end of period	870,810	$2.89	5.27

No options were granted in 2014. In September 2014, the Company entered into two consulting arrangements that provided for 60,358 shares of common stock options issuable in connection with the Company’s IPO in February 2015.

On September 1, 2015 the Board approved the issuance of 100,000 stock options under the 2014 Plan to two executives and seven members of the Board. The Options vest 25% on the issuance date and 25% vesting on the year anniversary of the grant date, the remaining option shares vesting in twenty four monthly consecutive, and equal installments thereafter beginning on the first calendar day of the immediately following the year anniversary.

The total stock-based compensation expense for employees and non-employees is included in the accompanying consolidated statements of operations and as follows:

	Nine months Ended September 30,
	2015	2014
Research and development	$189,625	$9,651
General and administrative	955,231	15,801
	$1,144,856	$25,452

The fair value of options granted for the three and nine months ended September 30, 2015 was approximately $202,000 and $1,597,000, respectively. As of September 30, 2015, there is approximately $900,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted average period of 3.13 years. The intrinsic value of stock options outstanding and exercisable at September 30, 2015 is approximately $849,000. The intrinsic value of the stock options exercised during 2015 was approximately $127,000.

At September 30, 2015, there were 138,994 options available under the 2014 Plan.

On May 1, 2015 and September 1, 2015, the Board approved the issuance of 125,412 and 60,616 restricted shares under the 2014 Plan to two executives and seven members of the Board. The May 1, 2015 restricted shares vest 13% on the issuance date and 29% on each of the following-June 30, 2015, September 30, 2015 and December 31, 2015. The September 1, 2015 restricted grant vested immediately and the Company recorded a compensation charge of $211,740. On July 31, 2015, the Company closed on its public offering and was listed on the NASDAQ Exchange. Upon listing on NASDAQ, 60,616 unvested shares through July 31, 2015 under the May 1, 2015 grant became vested and the Company recorded a compensation charge of $42,431. The remaining unvested shares under the May 1, 2015 grant were forfeited.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies

Operating Leases

The Company has a current lease for the rental of office space for its corporate headquarters. The lease covers the rental of up to 2,390 square feet. The Company has entered into a new lease of up to 4,516 square feet.

The Company executed a lease agreement in January 2013 which expired in June 2013. The Company exercised its option to continue the lease on a month to month basis. The agreement is cancellable by either party with one month notice. The Company has executed a new 2 year lease agreement commencing in December 2015 and ending in December 2017.

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

On July 9, 2015, the Company entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”) through which EyeGate has granted Valeant exclusive, worldwide commercial and manufacturing rights to its EyeGate® II Delivery System and EGP-437 combination product (“Product”) in the field of uveitis, as well as a right of last negotiation to license the Product for other indications. Under the agreement, Valeant paid the Company an upfront payment of $1.0 million. The Company is eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified developmental and commercial milestones. In addition, the Company is eligible to receive royalties based on a specified percent of net sales of the Product throughout the world, subject to adjustment in certain circumstances.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Employee Benefit Plans

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contribution for the nine months ended September 30, 2015 and 2014.

14. Subsequent Events

On October 13, 2015, the Company entered into a Master Service Agreement with a contract research organization, or CRO. The CRO will provide clinical research services for Phase III study in patients with non-infectious anterior segment uveitis.

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

Overview

We are a clinical-stage specialty pharmaceutical company that is focused on developing and commercializing therapeutics and drug delivery systems for treating diseases of the eye. EGP-437, our first and only product in clinical trials, incorporates a reformulated topically active corticosteroid, dexamethasone phosphate that is delivered into the ocular tissues through our proprietary innovative drug delivery system, the EyeGate® II Delivery System. EGP-437 is being developed under the 505(b)(2) New Drug Application, or NDA, regulatory pathway for drugs submitted for approval to the U.S. Food and Drug Administration, or FDA, which enables an applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its NDA. The EyeGate® II Delivery System and EGP-437 are designed to address two major issues in ophthalmic medicine: lack of patient compliance and safety. The EyeGate® II Delivery System features a compact, elegant, and easy-to-use device that we believe has the potential to deliver drugs non-invasively and quickly into the ocular tissues through the use of iontophoresis, which can accelerate the onset of action, dramatically reduce treatment frequency versus eye drops and sustain therapeutic effect. The EyeGate® II Delivery System is easy-to-use, only takes a few minutes to employ and has been utilized to administer more than 1,700 experimental treatments. We hold worldwide commercialization rights to the EyeGate® II Delivery System.

As we are in our developmental stage, we have not generated any revenue. We have never been profitable and, from December 26, 2004 (inception) through September 30, 2015, our losses from operations have been $62.6 million. Our net loss was approximately $5.7 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively. Similarly, we incurred a net loss of approximately $1.4 million for the three months ended September 30, 2015 and a net profit of approximately $0.3 million for the three months ended September 30, 2014. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our EGP-437 and EyeGate® II Delivery System, or the EGP-437 Combination Product, and any other product candidates we advance to clinical development. If we obtain regulatory approval for the EGP-437 Combination Product, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the EGP-437 Combination Product, including sales, marketing and distribution functions.

On July 9, 2015, we entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant Pharmaceuticals International, Inc., or Valeant, through which we granted Valeant exclusive, worldwide commercial and manufacturing rights to our EyeGate® II Delivery System and EGP-437 combination product, or our Product, in the field of uveitis, as well as a right of last negotiation to license our Product for other indications. Under the agreement, Valeant paid us an upfront payment of $1.0 million. We are eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified developmental and commercial milestones. In addition, we are eligible to receive royalties based on a specified percent of net sales of our Product throughout the world, subject to adjustment in certain circumstances.

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

We were formed in Delaware on December 26, 2004. We were originally incorporated in 1998 under the name of Optis France S.A. in Paris, France. At that time, the name of the French corporation was changed to EyeGate Pharma S.A.S. and became a subsidiary of Eyegate Pharmaceuticals, Inc.

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

Substantially all of our research and development expenses to date have been incurred in connection with EGP-437. We expect our research and development expenses to increase for the foreseeable future as we advance our EGP-437 Combination Product through clinical development, including the conduct of our planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our EGP-437 Combination Product. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

We do not expect our EGP-437 Combination Product to be commercially available, if at all, for the next several years.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

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

Stock-Based Compensation

We have issued options to purchase our common stock. We account for stock based compensation in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the fair value recognition provisions of ASC 718, share based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service/vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility.

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

Significant Factors Used in Determining the Fair Value of Our Common Stock

Prior to the IPO, the fair value of the shares of common stock that underlie the stock options we have granted under the plan has historically been determined by our board of directors based upon information available to it at the time of grant. Prior to December 31, 2011, our board of directors did not conduct any formal valuation procedure or commission any third party valuation or appraisal in connection with its determinations of the fair value of its common stock. Our board of directors considered the most persuasive evidence of fair value to be the prices at which our securities were sold in actual arms’ length transactions. Our board of directors also considered numerous objective and subjective factors in the assessment of fair value, including reviews of our business and financial condition, the conditions of the industry in which we operate and the markets that we serve and general economic, market and United States and global capital market conditions, an analysis of publicly traded peer companies, the lack of marketability of our common stock, the likelihood of achieving a liquidity event for the shares of common stock underlying the stock options in question, such as an initial public offering or sale, the preferences and privileges of the preferred stock and common stock, the status of strategic initiatives being undertaken by our management and board of directors and, after December 31, 2011, independent third party valuations of our common stock. All options have been granted at exercise prices not less than the fair value of the underlying shares on the date of grant.

During nine months ended September 30, 2015, we granted options to purchase 535,393 shares of our common stock.

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

Temporary Equity and Non-Controlling Interest

Prior to the IPO, certain of our convertible preferred stock issuances were sold jointly with shares of EyeGate Pharma S.A.S., (which were convertible into shares of our corresponding convertible preferred stock upon certain circumstances) resulting in a non-controlling interest. Such non-controlling interest and the related convertible preferred stock are classified as temporary equity on our condensed consolidated balance sheet, and we record the interest in the earnings or loss of the subsidiary not attributable to us as net income (loss) attributable to non-controlling interests in the condensed consolidated statements of operations and comprehensive loss. In connection with the IPO, both the convertible preferred stock and the shares of our subsidiary not held by us were converted into shares of our Common Stock.

Results of Operations

Comparison of Three Months ended September 30, 2015 and 2014

The following table summarizes the results of our operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014	Change
Operating expenses:
Research and development	$407,571	$111,600	$295,971
General and administrative	946,180	480,450	465,730
Total operating expenses	1,353,751	592,050	761,701
Other (expense) income, net:	(1,785)	942,308	(944,093)
Net (loss) income	(1,355,536)	350,258	(1,705,794)
Net income attributable to non-controlling interest	-	(40,666)	40,666
Deemed dividend on preferred stock	-	-	-
Net loss to Eyegate Pharmaceuticals, Inc.	$(1,355,536)	$309,592	$(1,665,128)

Research and Development Expenses.  Research and development expenses were $0.408 million for the three months ended September 30, 2015 compared to $0.112 million for the three months ended September 30, 2014. The increase of $0.296 million is primarily due to an increase in clinical activity related to the resumption of our Phase III clinical trial for the treatment of anterior uveitis and Phase I/II clinical trial for the treatment of macular edema.

General and Administrative Expenses.  General and administrative expenses were $0.946 million for the three months ended September 30, 2015 compared to $0.480 million for the three months ended September 30, 2014. The increase of $0.466 million was due primarily to an increase in stock compensation changes for options issued in connection with our IPO in February 2015 and our secondary stock offering in August 2015. Increases in payroll and other expenses were also realized as company operations have expanded following the receipt of funds from our two recent equity financings.

Other Income (Expense).  Total other income (expense) was ($0.002) million and $0.942 million for the three months ended September 30, 2015 and 2014, respectively. The 2015 activity is interest income earned offset by some minor currency exchange adjustments while the 2014 activity was comprised primarily of $0.882 million from warrant liability adjustments and extinguishment of research liability of $240,000.

Comparison of Nine Months ended September 30, 2015 and 2014

The following table summarizes the results of our operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014	Change
Operating expenses:
Research and development	$1,333,118	$421,903	$911,215
General and administrative	2,668,513	1,646,910	1,021,603
Total operating expenses	4,001,631	2,068,813	1,932,818
Other income (expense), net:	(1,696,344)	869,245	(2,565,589)
Net loss	(5,697,975)	(1,199,568)	(4,498,407)
Net income attributable to non-controlling interest	(5,177)	(157,928)	152,751
Deemed dividend on preferred stock	(8,222,008)	-	(8,222,008)
Net loss to Eyegate Pharmaceuticals, Inc	$(13,925,160)	$(1,357,496)	$(12,567,664)

Research and Development Expenses.  Research and development expenses were $1.333 million for the nine months ended September 30, 2015 compared to $0.422 million for the nine months ended September 30, 2014. The increase of $0.911 million is primarily due to an increase in clinical activity related to the resumption of Phase III clinical trial for the treatment of anterior uveitis and the Phase I/II macular edema trial.

General and Administrative Expenses.  General and administrative expenses were $2.669 million for the nine months ended September 30, 2015 compared to $1.647 million for the nine months ended September 30, 2014. The increase of $1.022 million was due primarily to an increase in stock compensation changes for options issued in connection with the Company’s February IPO and August’s secondary stock offering. Increases in payroll and other expenses were also realized as company operations have expanded following the receipt of funds from our two equity raises.

Other (Expense) Income.  Total other (expense) income was ($1.696) million and $0.869 million for the nine months ended September 30, 2015 and 2014, respectively. The change is comprised primarily of an interest expense for 2015 that is $1.666 million greater than the 2014 expense due to a non-cash interest charge on the beneficial conversion features on the Company’s notes. Additionally the favorable change in fair value of the warrant liability of $0.223 in 2015 is less than a comparable favorable change in the 2014 warrant liability of $0.877 million and extinguishment of research liability of $240,000 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

In addition to proceeds from the two public offerings of our common stock, we have funded our operations since inception through the issuance of convertible preferred stock, shares of our subsidiary and convertible promissory notes and, to a lesser extent, through research and development tax credits. Through September 30, 2015, we had raised a total of $70.4 million from such sales of our equity securities and debt instruments.

On July 9, 2015, Eyegate received the initial $1.000 million payment from Valeant as provided under the licensing agreement executed on that date.

At September 30, 2015, we had cash and cash equivalents totaling $ 9.919 million.

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
Cash used in operating activities	$(2,910,509)	$(514,482)
Cash used in investing activities	(20,000)	-
Cash provided by financing activities	12,607,973	288,790

Comparison of Nine Months Ended September 30, 2015 and 2014

Operating Activities.  Net cash used in operating activities was $2.911 million for the nine months ended September 30, 2015, compared to net cash used in operating activities of $0.514 million for the nine months ended September 30, 2014. The primary use of cash was to fund operating losses of $5.698 million in 2015 off-set in part by $1.908 million of non-cash interest expense related to the beneficial conversion feature on the Company’s convertible notes. The remainder of the negative cash flows resulted from the extinguishment of operating liabilities after funds became available from the IPO proceeds.

Financing Activities.  On February 19, 2015, we received gross proceeds of approximately $4.092 million from the IPO. Net proceeds from the initial offering were approximately $2.718 million after costs related to the offering were satisfied. On August 5, 2015, we received gross proceeds of approximately $10.002 million from a second stock offering. Net proceeds from that offering were approximately $8.748 million after costs related to the offering were satisfied.

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

On August 5, 2015, we closed an underwritten public offering of 1,176,470 shares of our common stock and warrants to purchase 1,176,470 shares of our common stock at a combined public offering price of $8.50 per share of common stock and warrant, before underwriting discounts and commissions. The warrants have an exercise price of $10.62 per share, are immediately exercisable, and expire on August 5, 2020.  At the closing of the offering, we also issued and sold additional warrants to purchase up to 176,470 shares of our common stock in connection with the full exercise of the underwriters’ over-allotment option to purchase additional warrants. The underwriters’ had 45 days following the closing of the offering to exercise an over-allotment option to purchase an additional 176,470 shares of our common stock. The over-allotment option to purchase such shares was not exercised and has since terminated. The net proceeds to us were approximately $8.8 million, assuming no exercise of the warrants, and after deducting underwriting discounts and commissions and estimated offering expenses payable by us. Because of the numerous risks and uncertainties associated with the development and commercialization of our EGP-437 Combination Product, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our EGP-437 Combination Product.

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

Including the proceeds from the August 5, 2015 closing of our secondary stock offering, we will have sufficient cash to fund planned operations for approximately 15 to 18 months, however, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we completed the IPO and secondary offering, additional capital may not be available on terms favorable to EyeGate, if at all. Accordingly, no assurances can be given that management will be successful in these endeavors. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as or September 30, 2015.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2015:

	Total	Less than 1 year	1-3 years	3-5 years
Operating Leases (1)	$222,922	$15,186	$207,736	$-
Licensing Agreement (2)	75,000	12,500	25,000	37,500
Purchase Obligations (3)	3,135,000	1,600,000	1,535,000	-
Total (4)	$3,432,922	$1,627,686	$1,767,736	$37,500

(1)	Operating lease obligations reflect our obligation to make payments in connection with leases for our office space.
(2)	Purchase obligations represent our commitments under purchase orders, including those made under our License agreement with the University Of Miami School Of Medicine.
(3)	The Company entered into a Master Service Agreement with a CRO. The CRO will provide clinical research services for Phase III study in patients with non-infectious anterior segment uveitis.
(4)	This table does not include (a) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

In addition, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. Expenditures to CROs vary based on the study and phases during the clinical development stages. Subject to required notice periods and our obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time. We could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and even long-term commitments of cash.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, our management, under the supervision and with the participation of our President and Chief Executive Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer has concluded that he believes that our disclosure controls and procedures have the following material weaknesses existing as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms:

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

In addition to the risk factors below, Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015, contains risk factors identified by the Company. Except for the risk factors below, there have been no material changes to the risk factors we previously disclosed. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Disputes may arise under our Valeant License Agreement, including disputes related to the scope of rights granted thereunder.

Disputes may arise under our license agreement with Valeant Pharmaceuticals Luxembourg S.à.r.l dated July 9, 2015, or Valeant License Agreement, including disputes related to the scope of rights granted thereunder. Any such disputes could lead to delays in the development or commercialization of our EGP-437 Combination Product and could result in time-consuming and expensive litigation or arbitration, which may not be resolved in our favor. Either party may terminate the Valeant License Agreement in its entirety if the other party materially breaches the Valeant License Agreement and the breach remains uncured for a defined cure period, and either party may terminate the Valeant License Agreement in its entirety upon the bankruptcy of the other party. We may terminate the Valeant License Agreement following commercial launch of our EGP 437-Combination Product if Valeant ceases selling and distributing our EGP 437-Combination Product in the United States for a defined period of time, subject to certain limitations. Valeant may terminate the Valeant License Agreement at any time, on a without cause basis, by providing 90 days written notice, or immediately upon the determination by a court of competent jurisdiction if Valeant’s actions pursuant to the terms of the Valeant License Agreement infringe upon the intellectual property rights of a third party. We cannot make assurances that this agreement will not be terminated in accordance with these terms, and such termination could have a material adverse impact on our future business, results of operations, financial conditions, and the trading price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

In February 2015, we completed our IPO pursuant to a registration statement on Form S-1 (File No. 333-197725), which the SEC declared effective on February 12, 2015. In the IPO, Aegis Capital Corp. acted as the representative of the underwriters, Aegis Capital Corp. and Chardan Capital Markets, LLC, and both acted as the joint book-running managers. In the IPO, we issued and sold 683,250 shares of common stock at a public offering price of $6.00 per share, for aggregate gross offering proceeds of approximately $4.1 million.

The proceeds received by us from the IPO were approximately $3.9 million, after payment of underwriting discounts and commissions and offering expenses payable by us.

As of September 30, 2015, we have used approximately $3.7 million of the net proceeds from the initial public offering as follows:

Professional services related to IPO and capital restructuring	$0.828 million
Research and development	1.331 million
General and administrative	1.541 million
Total	$3.700 million

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

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

Date: November 12, 2015	By:	/s/ Stephen From
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

