Form 10-K
period 2015-12-31
EYEGATE PHARMACEUTICALS INC
filed 2016-03-30
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-36672

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

Common Stock, $0.01 par value

Warrants to Purchase Common Stock

Securities registered pursuant to Section 12(g) of the Act:

None

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

YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES     ☒    NO     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐     NO  ☒

 The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015 was approximately $8,181,230. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

At March 28, 2016, there were 8,346,444 shares of the registrant’s common stock issued and outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2015

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each as amended.. The forward-looking statements are principally, but not exclusively, contained in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,”“potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 29 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

The EyeGate® II Delivery System and EGP-437, are designed to address two major issues in ophthalmic medicine: lack of patient compliance and safety. The EyeGate® II Delivery System features a compact, elegant, and easy-to-use device that we believe has the potential to deliver drugs non-invasively and quickly into the ocular tissues through the use of iontophoresis, which can accelerate the onset of action, dramatically reduce treatment frequency versus eye drops and sustain therapeutic effect. Iontophoresis employs the use of a low electrical current that promotes the migration of a charged drug substance across biological membranes. The current produces ions, which through electrorepulsion, drive a like-charged drug substance into the tissues. The EyeGate® II Delivery System is easy-to-use, only takes a few minutes to employ and more than 1,700 experimental treatments have been administered in clinical trials.

We are developing EGP-437 for the treatment of various inflammatory conditions of the eye, including uveitis, a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body and macular edema, an abnormal thickening of the macula associated with the accumulation of excess fluids in the retina. Based on guidance provided by the FDA, the Company expects that if the planned confirmatory Phase 3 trial of EGP-437 in anterior uveitis meets non-inferiority criteria, data from this trial along with data from our previously completed Phase 3 trial in anterior uveitis will be sufficient to support a NDA filing. The Company also believes, based on guidance provided by the FDA, that the design of the planned confirmatory Phase 3 anterior uveitis trial is acceptable and that the nonclinical work completed to date is sufficient to support a NDA filing.

 We have entered into an exclusive global license agreement with a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”), through which EyeGate has granted Valeant exclusive, worldwide commercial and manufacturing rights to its EyeGate® II Delivery System and EGP-437 combination product, or the Product, in the field of uveitis, as well as a right of last negotiation to license the Product for other indications. Eyegate shall be responsible for the development of the Product in the U.S. for the indication of anterior uveitis, together with the costs associated therewith. Valeant has the right to develop the Product in the field outside of the U.S. and has agreed to fund 100% of any costs associated therewith.

The EyeGate® II Delivery System has the potential to offer a non-invasive method of drug delivery as an alternative to the current delivery modalities used for treating ocular diseases, such as eye drops and ocular injections. In-office preparation is simple and efficient and can be completed by nursing or other office staff. We have demonstrated in the clinic, through our first leg of the Phase 1b/2a macular edema proof-of-concept trial the ability to deliver EGP-437 to the back-of-the-eye non-invasively using the EyeGate® II Delivery System.

Program	Indication	Current Status	Planned Trials
EGP-437	Anterior Uveitis	• Phase 1-2 dose ranging trial completed • First Phase 3 pivotal trial completed	• Confirmatory Phase 3 pivotal trial initiated • Top-line data: Q1 2017
	Macular Edema	• First leg of Phase 1b/2a POC trial completed	• Initiate and complete second leg of Phase 1b/2a proof-of-concept trial • Top-line data: Q2 2016
	Cataract Surgery		• Initiate and complete pilot trial • Top-line data: Q2 2016

Our Strategy

Our goal is to become a leading specialty pharmaceutical company focused on developing and commercializing therapeutics and drug delivery systems for treating diseases of the eye. The key elements of this strategy are to:

•	Complete exploratory trial for back-of-the-eye delivery with our EGP-437 Combination Product. As an anti-inflammatory agent, our EGP-437 Combination Product has the potential to be used to treat back-of-the-eye diseases that have an inflammatory component, like macular edema. We have completed the first leg of a Phase 1b/2a proof-of-concept clinical trial for the treatment of various forms of macular edema. We expect to have top-line data from the second leg of the Phase 1b/2a proofof- concept trial treating macular edema in by the end of the second quarter of 2016.

•	Continue clinical development of our EGP-437 Combination Product for the treatment of noninfectious anterior uveitis. We have initiated and begun enrolling patients for the confirmatory Phase 3 trial evaluating the safety and efficacy of our EGP-437 Combination Product for the treatment of noninfectious anterior uveitis. Based on our estimates regarding subject enrollment, we expect to have topline data for this trial by the end of the first quarter 2017.

•

Utilize the EyeGate iontophoresis expertise to expand our drug delivery platform for the treatment of eye diseases. Our initial platform, the EyeGate® II Drug Delivery System, is an in-office treatment performed by an eye care giver. We plan to develop a system based on iontophoresis that could be applied at home by the patient. This would be ideal for the treatment of certain chronic ocular diseases where less frequent visits to the eye care givers office are required.

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

Our Lead Product:  EGP-437

Back-of-the-eye

Interim data from our Phase 1b/2a proof-of-concept trial suggests that iontophoresis can non-invasively deliver EGP-437 to the back of the eye. The non-invasive delivery of EGP-437 has demonstrated a positive response in some patients with macular edema. A positive response was observed in some of the patients, with pseudophakic eyes (an eye implanted with an intraocular lens) responding better than phakic eyes (an eye with a natural lens). Additionally, the investigational therapy showed no serious treatment emergent adverse effects including no increase in ocular pressure even at three times the iontophoretic dose that was used for the Company’s Phase 3 non-infectious anterior uveitis trial. Our non-invasive and proprietary EyeGate® II Delivery System is designed to deliver optimal quantities of drugs to the anterior or posterior segments of the eye.

To achieve adequate therapeutic levels of drug at the back of the eye in patients while at the same time minimizing systemic distribution, we have developed an ocular iontophoresis device that we believe is designed to more effectively provide adequate drug levels in the posterior segment of the eye than conventional methods. Delivery of therapeutic agents using ocular iontophoresis has been of interest as a means of non-invasively achieving higher drug levels within the eye by promoting the migration of a charged drug substance across biological membranes with a low electrical current. The current produces ions, which via electrorepulsion, drive a like-charged drug substance into the ocular tissues.

The EyeGate® II Delivery System applicator utilizes an inert electrode, which stimulates the electrolysis of water to produce ions (hydroxide or hydronium) that are required to deliver charged molecules. The EyeGate® II Delivery System delivery platform requires custom pharmaceutical formulations to enable delivery efficiency and safety while allowing for potential novel intellectual property. The data from multiple clinical trials suggests that EGP-437 does not significantly raise mean intraocular pressure, or IOP, at the time points evaluated during the study period.

The Unmet Need

Currently, the only primary route of administration for drugs treating retinal diseases is through intravitreal injection into the vitreous of the eye. These injections must be given as frequently as once per month when treating chronic diseases like macular degeneration. Unfortunately, there are known drawbacks associated with administering intravitreal injections, including safety risks, adverse patient experience and being time- and labor-intensive to administer.

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

Front-of-the-eye

Many front of the eye diseases such as non-infectious anterior uveitis and seasonal allergic conjunctivitis are acute inflammatory conditions. The current standard of care to treat ocular surface and anterior segment inflammation is patient administered corticosteroids in the form of eye drops. Topical corticosteroids suffer from a number of drawbacks including low ocular bioavailability, rapid clearance and steroid-related side effects including elevated IOP or cataract formation.

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

During 2014, we announced results from a Phase 3 trial of the EGP-437 Combination Product in the lead indication of non-infectious anterior uveitis. The study suggests that two iontophoretic treatments of our EGP-437 Combination Product over a 4-week period achieved the same response rate as 154 drops of PA, and with fewer incidences of elevated IOP. Although we achieved the same response rate in our Phase 3 trial, the dose of the EGP-437 Combination Product tested was just outside the pre-set non-inferiority margin and did not achieve statistical significance as compared to the positive control based on the primary efficacy endpoint.

Targeted Indications

EGP-437:  Macular Edema

Broadly defined, macular edema is an abnormal thickening of the macula, an area at the back of the eye responsible for XX/XX vision, associated with the accumulation of excess fluid in the extracellular space of the neurosensory retina. Several basic pathophysiologic processes, in conjunction with a vast variety of pathologic conditions, are thought to contribute to the development of macular edema. The pathological processes leading to macular edema involve numerous inflammatory cells, cytokines, growth factors, and intercellular adhesion molecules, which are associated with increased vascular permeability, breakdown of the blood-retinal barrier, remodeling of the extracellular matrix, and up-regulation of proangiogenic factors. As a final common pathway in numerous retinal disorders such as retinal vein occlusion, or RVO, diabetic retinopathy, and cystoid macular edema, macular edema, in its various forms, can be considered the leading cause of central vision loss in the developed world, and it is therefore of enormous medical and socio-economic importance.

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

Inflammation can be classified as either acute or chronic. Acute inflammation is the initial response of the body to harmful stimuli and is achieved by the increased movement of plasma and white blood cells from the blood into the injured tissues, in this case the uvea. Sometimes, the inflammation associated with anterior uveitis is in response to a real infection. This is known as infectious anterior uveitis. However, anterior uveitis often occurs for no apparent reason as the result of the immune system malfunctioning and triggering the process of inflammation even though no infection is present. This is known as non-infectious anterior uveitis. Patients that have anterior uveitis exhibit a large number of white blood cells in the anterior chamber of the eye. In order to count these cells in the anterior chamber, the physician uses a slit lamp, an instrument consisting of a high-intensity light source that can be focused to shine a thin sheet of light into the eye. The treatment objective is to eliminate the inflammation of the uvea which can be confirmed by an anterior chamber cell count of zero.

EGP-437:  Dry Eye

Dry eye syndrome (DES), is the most prevalent form of ocular discomfort and irritation. In the U.S., it has been estimated that as many as approximately 3.2 million women and approximately 1.7 million men over the age of 50 have DES. In addition, tens of millions more experience a mild form of DES or episodic problems with DES, usually associated with external stimuli. With the aging population in the U.S. and other countries of the developed world, and with increasing computer use, DES is expected to become more prevalent.

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

Increasing evidence suggests that ocular surface inflammation is present in all chronic DES patients. As a consequence, anti-inflammatory ophthalmic solutions are being intensively evaluated for the prolonged clinical use required to treat chronic DES. Restasis® (0.05% topical Cyclosporine A suspension, Allergan) is the only FDA-approved therapeutic agent for dry eye disease; however, it has proven effective in treating only 15% of all dry eye patients. Restasis® has been shown to be safe for long-term use, but may take several weeks to produce a therapeutic effect, and up to six months for maximal effectiveness. Thus, the need for more-effective therapies to treat DES remains substantial. Topical corticosteroids are used off-label to reduce signs and symptoms of DES. While corticosteroid eye drops are widely used to treat DES, their low ocular bioavailability (estimated to be 1 – 10%) may limit their effectiveness. Therefore, alternative corticosteroid dosing techniques, such as iontophoresis, that enhance drug bioavailability in the eye may be a viable therapeutic option.

EGP-437:  Cataract Surgery

Cataracts are the leading cause of blindness worldwide, and there are more than 24 million people age 40 and older who have cataracts in the U.S. alone, according to the Vision Problems in the U.S. report from Prevent Blindness. A cataract is a clouding of the lens in the eye that affects vision. Most cataracts are related to aging and are very common in older people. By age 80, more than half of the U.S. population either have a cataract or have had cataract surgery. Cataract surgery is the most common surgical procedure in the population aged over 65 years. There are approximately 3 million cataract surgeries performed per year in the U.S. As the technology of cataract surgery has progressed, so too, has the increased patient demand for excellent vision and safety after the procedure, but visual rehabilitation after cataract surgery is sometimes delayed by the inflammatory processes that are induced by phacoemulsification where the eye’s internal lens is emulsified with an ultrasonic handpiece and aspirated from the eye. Inflammation is induced in all cataract surgery by the mechanical transmission of energy into the eye, disruption of cell membranes, and the normal healing process. Postoperative topical corticosteroids are used routinely to reduce inflammation and improve visual outcomes after cataract surgery. Despite their use, transient corneal edema is one of the major factors hindering the improvement of vision in the first days after surgery, and cystoid macula edema may reduce quality of vision for weeks and months after the procedure. Therefore, reducing inflammation and its potential damage to the corneal endothelium and retina is a high priority for the ophthalmic surgeon.

Clinical Trial Results

We submitted an IND for EGP-437 to the FDA on April 28, 2008. The initial protocol submitted as part of the IND application was for our Phase 1/2 non-infectious anterior uveitis trial. Subsequently, we submitted amendments to our IND for protocols for additional trials that we have since completed on September 12, 2008, April 6, 2010, October 18, 2011, April 13, 2012 and May 20, 2015. An IND application (IND 107,846) referencing our IND (IND 77,888) was submitted by the University of Pennsylvania, School of Medicine on January 29, 2010 with a protocol for the treatment of anterior scleritis.

We have completed five clinical trials under IND 107,846 for the EGP-437 Combination Product. The first two trials were executed in parallel — a Phase 1/2 non-infectious anterior uveitis trial and a Phase 2 dry eye trial. These two trials were followed by a Phase 3 dry eye trial. Subsequently, we completed our first Phase 3 trial for non-infectious anterior uveitis. During the time that we executed the Phase 3 non-infectious anterior uveitis trial we completed a Phase 2 proof-of-concept cataract surgery trial, with prophylactic treatment of the EGP-437 Combination Product. We have reported interim results for our Phase 1b/2a macular edema trial.

Protocol	Indication	Phase	No. Subjects Randomized	Control Arm
EGP-437-001	Anterior Uveitis	1/2	40	None
EGP-437-002	Dry Eye	2	105	Placebo
EGP-437-003	Dry Eye	3	198	Placebo
EGP-437-004	Anterior Uveitis	3	193	Standard of care
EGP-437-005	Cataract Surgery	2 POC	45	Placebo
EGP-437-007	Macular Edema	1b/2a	20	None

Macular Edema: Phase 1b/2a Trial

We have reported interim data for our first clinical trial treating a back of the eye indication, macular edema. The Phase 1b/2a proof-of-concept trial suggests that iontophoresis can non-invasively deliver EGP-437 to the back of the eye. The non-invasive delivery of EGP-437 has demonstrated a positive response in some patients with macular edema.

The ongoing Phase 1b / 2a clinical trial is a multi-center, open-label trial. To date, the interim data was based on the first 19 patients enrolled and had macular edema associated with Retinal Vein Occlusion, Diabetic Retinopathy or Post-Surgical (cystoid) Macular Edema. The primary objective of this trial is to evaluate the safety and efficacy of iontophoretic EGP-437 in patients suffering from Macular Edema. Three treatments at 14.0 mA-min (3.5mA) were administered on day 0, day 4 and day 9. Primary outcome of the trial measured reduction in mean central subfield thickness on day 4, day, 9 and day 14. Ozurdex® was administered as control to patients that did not respond to the investigational therapy at day 14 and were re-evaluated at day 28.

A positive response was observed in some of the patients, with pseudophakic eyes (an eye implanted with an intraocular lens) responding better than phakic eyes (an eye with a natural lens). Additionally, the investigational therapy showed no serious treatment emergent adverse effects including no increase in ocular pressure even at three times the iontophoretic dose that was used for the Company’s Phase 3 non-infectious anterior uveitis trial.

The trial has been extended to recruit an additional 15 patients with a modified dosing regimen, three consecutive days at the same iontophoretic dosage. It was observed that the edema returns when drug has cleared from the tissues. Thus the new dosing regimen may help to overcome this issue by providing a cumulative effect. The extension of the trial will also evaluate the efficacy of iontophoretic EGP-437 in phakic versus pseudophakic eyes to collect additional data on the differences in the responses of both types of eyes. The top-line date from the extension of the trial is expected in second quarter of 2016.

Non-infectious Anterior Uveitis: Phase 1/2 Trial

Our first clinical trial initiated with the EGP-437 Combination Product was a Phase 1/2 trial for subjects with non-infectious anterior uveitis, which was defined as having anterior chamber cell (ACC) scores ≥ 1.5, or in other words, cell counts of less than or equal to 11 cells. Subjects who have anterior uveitis, exhibit a large number of white blood cells in the anterior chamber of the eye. The treatment objective is to eliminate the inflammation which can be visually confirmed when all white blood cells have been cleared from the anterior chamber. The degree of intraocular inflammation is based on a grading scheme or score that uses an ordinal scale ranging from 0 to 4, as set forth in the table below.

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

Non-infectious Anterior Uveitis: Phase 3 Clinical Trial

Our previous Phase 1/2 non-infectious anterior uveitis clinical trial, and two dry eye clinical trials, showed that the EGP-437 dose selected for the Phase 3 non-infectious anterior uveitis trial was well tolerated and demonstrated positive activity. The Phase 3 non-infectious anterior uveitis clinical trial was conducted to assess safety and efficacy of the EGP-437 Combination Product and evaluate its non-inferiority status to a standard of care, prednisolone acetate 1% (PA) eye drops. Communication received from the FDA, dated December 3, 2007, stated that the FDA recommends that PA, administered at least four times per day (q.i.d.), be the positive control agent for the treatment of anterior uveitis. Our trial utilized a more stringent regimen for the positive control of eight times per day in week one and six times per day in week two before going to four times per day in weeks three and four. Patients had to agree to comply with dosing regimen to be included in the trial.

The completed Phase 3 non-inferiority study in patients with non-infectious anterior uveitis appeared to demonstrate that two iontophoretic treatments with our EGP-437 Combination Product achieved the same response rate as the positive control for the primary efficacy endpoint, a complete clearing of anterior chamber cells, by day 14. The control is the current standard of care, PA, which was administered multiple times daily as eye drops. Although we achieved the same response rate in our Phase 3 clinical trial, the dose of the EGP-437 Combination Product tested was just outside the pre-set non-inferiority margin for intent-to-treat and per protocol populations and did not achieve statistical significance in the intent-to-treat population as compared to the positive control based on the primary efficacy endpoint.

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

Clinical Development Plan

We have completed two trials (Phase 1/2 and Phase 3) for anterior uveitis and have demonstrated in the completed Phase 3 non-inferiority study that two iontophoretic treatments with our EGP-437 Combination Product achieved the same response rate as the positive control for the primary efficacy endpoint, a complete clearing of anterior chamber cells, by day 14. This was achieved with a lower incidence of increased IOP, which is characterized as an increase of six mm Hg or more from baseline. The FDA has provided guidance that if the planned confirmatory Phase 3 trial of EGP-437 in anterior uveitis meets non-inferiority criteria, data from this trial along with data from our previously completed Phase 3 trial in anterior uveitis will be sufficient to support an NDA filing. The FDA also communicated that the design of the planned confirmatory Phase 3 anterior uveitis trial is acceptable and that the nonclinical work completed to date is sufficient to support an NDA filing.

We have reported interim data for a Phase 1b/2a trial treating patients with macular edema using the EGP-437 Combination Product. This open-label, 20 patient trial treated patients with macular edema secondary to RVO, Diabetic Retinopathy and Vitrectomy Surgery. We have initiated the extension of this trial and estimate that we will have top-line data in the second quarter of 2016.

We have completed a proof-of-concept study for the treatment of inflammation post cataract surgery. In this exploratory study we utilized the EGP-437 Combination Product in a prophylactic manner, by providing the treatment one day prior to the surgery. Unfortunately, the surgical procedure appears to eliminate or wash out any remaining drug product from the anterior segment of the eye where the ocular tissue that becomes inflamed postsurgery is located.We have recently filed a protocol and have initiated a Phase 1b/2a clinical trial for the treatment of inflammation post cataract surgery treating patients post-surgery. The design of this trial is based on treating the patients post-surgery and not prophylactically. We estimate that we will have top-line data in the second quarter of 2016.

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

Patent Portfolio

Our patent portfolio includes drug delivery device patents directed to the EyeGate® II Delivery System and other drug delivery devices, drug composition patent applications directed to EGP-437 and other product candidates, and patent applications directed to methods of treatment utilizing EGP-437, as well as the other product candidates. These issued patents will expire between 2018 and 2029.

We have been developing drugs and drug delivery systems for non-invasive treatment on the eye for several years. These delivery systems include various patented and patent pending iontophoretic drug delivery devices that have been individually designed to treat components of the eye, such as the cornea, sclera, and combinations thereof. These devices have been further improved to provide better patient comfort levels as well as treatment times. The ever growing delivery system patent portfolio consists of nine Patent families, which includes sixteen U.S. Patents, sixty-seven corresponding International Patents, two pending U.S. Patent Applications, and eleven corresponding pending International Patent Applications. We hold eight patents and seventy-eight of our patents are held by our subsidiary, EyeGate Pharma S.A.S., a French corporation, or EyeGate S.A.S.

We have also developed patent pending drug compositions that work with our patented delivery systems and treatments utilizing these drug compositions and patent delivery systems. This includes two Patent families with one U.S. patent and two International Patents, two U.S. Patent Applications and four corresponding International Patent Applications.

License Agreements

Eyegate S.A.S. is party to an Amended and Restated License Agreement with the University of Miami and its School of Medicine, dated as of December 16, 2005. This license agreement grants us the right to use certain French, European, Canadian, Japanese, American, Mexican, Korean, Brazilian and Israeli patents in our EGP-437 Combination Product. Under this agreement, we are obligated to pay an annual license fee of $12,500, certain milestone payments pertaining to EGP-437 Combination Product development milestones, and following the commercialization of EGP-437 Combination Product, royalties based on percentages (in the low single digits) of the net sales of any products we sell that are subject to the license agreement, which would include our EGP-437 Combination Product relating to its incorporation of the EyeGate® II Delivery System. All annual license fee and milestone payments have been paid to date. The total amount of milestone payments paid to date under this license agreement is $30,000 and there are potential aggregate additional amounts of up to $150,000 due on certain milestones being met. On July 7, 2014, we entered into an amendment to such license agreement, whereby the parties agreed to eliminate the minimum royalty provisions and related obligations in exchange for the increase of certain future milestone payments as well as the issuance of 15,036 shares of our common stock to the licensor. This license agreement remains in effect until the later of twelve (12) years after the date of the first commercial sale of the applicable product or the date of the last to expire patent relating to the patent rights under the Agreement. Upon such expiration and assuming it was not terminated earlier in accordance with its terms, we retain a fully paid up and perpetual license to the product and certain intellectual property. The license agreement also provides that it may be terminated by either party in the case of continued material breach or provision of false reports, by the licensor pertaining to certain bankruptcy or insolvency circumstances regarding our company or by us upon ninety (90) days prior written notice.

EyeGate S.A.S. is also party to a perpetual Transaction Protocol agreement with Francine Behar-Cohen, dated as of July 23, 1999. This agreement acknowledges our right to use certain patents that Ms. Behar-Cohen had certain ownership rights with respect to and which are used in our EGP-437 Combination Product. The agreement also provides for us to pay Ms. Behar-Cohen a fee based on a percentage of the pre-tax turnover generated from sales of our EGP-437 Combination Product relating to its inclusion of the EyeGate® II Delivery System. The fees due under the agreement are required to be paid until January 2018.

We have entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant Pharmaceuticals International, Inc. (NYSE/TSX: VRX) (“Valeant”) through which EyeGate has granted Valeant exclusive, worldwide commercial and manufacturing rights to its EyeGate® II Delivery System and EGP-437 Combination Product in the field of uveitis, as well as a right of last negotiation to license the products for other indications. Under the agreement, we received an upfront cash payment, and will receive development-based milestone payments related to the completion of development for the indication of anterior uveitis and an approval-based milestone payment upon receipt of FDA approval of the products. Additionally, we would receive royalties based on net sales, as well as additional milestone payments based on the achievement of certain cumulative sales milestones. We are responsible for the development of the Product in the U.S. for the indication of anterior uveitis, together with the costs associated therewith. Valeant has the right to develop the products in the field outside of the U.S. and has agreed to fund 100% of any costs associated therewith.

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

Sales and Marketing

We have entered into an exclusive global License Agreement with a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”), through which EyeGate has granted Valeant exclusive, worldwide commercial and manufacturing rights to its EyeGate® II Delivery System and EGP-437 combination product ("Product") in the field of uveitis, as well as a right of last negotiation to license the Product for other indications.

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

Employees

As of December 31, 2015, we had 5 full time employees.

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

Our Corporate Information

The Company was formed as a Delaware corporation on December 26, 2004. We were originally incorporated in 1998 under the name of Optis France S.A. in Paris, France. At the time of our incorporation in Delaware, the name of the French corporation was changed to EyeGate Pharma S.A.S. and became a subsidiary of Eyegate Pharmaceuticals, Inc. Our principal executive offices are located at 271 Waverley Oaks Road, Suite 108, Waltham, MA 02452, and our telephone number is (781) 788-9043.

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

Since inception, we have incurred significant operating losses. Our net loss was approximately $8.4 million for the year ended December 31, 2015 and $1.6 million for the year ended December 31, 2014 and $65.3 million from the period of inception (December 26, 2004) through December 31, 2015. To date, we have financed our operations primarily through private placements of our preferred stock and convertible promissory notes and through public offerings of our common stock. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2008, clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty.

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

As of December 31, 2015, we had cash and cash equivalents of $8.4 million. The Company will have sufficient cash to fund planned operations for approximately 12 to 15 months, however, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we completed our initial public offering and our our follow-on public offering, additional capital may not be available on terms favorable to EyeGate, if at all. Accordingly, no assurances can be given that management will be successful in these endeavors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In addition, as a pre-revenue business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

Risks Related to the Discovery and Development of Our Product Candidates

We depend heavily on the success of the EGP-437 Combination Product, our most advanced product candidate, which we are developing for the treatment of non-infectious anterior uveitis and other disease indications. If we are unable to successfully obtain marketing approval for the EGP-437 Combination Product for the treatment of non-infectious anterior uveitis, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize the EGP-437 Combination Product, our business will be materially harmed.

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

The success of the EGP-437 Combination Product will depend on several factors, including the following:

•	obtaining favorable results from a confirmatory Phase 3 clinical trial for the EGP-437 Combination Product and for the endothelial cell count safety trial;

•	applying for and receiving marketing approvals from applicable regulatory authorities for the EGP-437 Combination Product;

•	making arrangements with third-party manufacturers for commercial quantities of both the EGP-437 and the EyeGate® II Delivery System and receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities;

•	establishing sales, marketing and distribution capabilities and launching commercial sales of the EGP-437 Combination Product, if and when approved, whether alone or in collaboration with others;

•	acceptance of the EGP-437 Combination Product, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies, including the existing standard of care;

•	maintaining a continued acceptable safety profile of the EGP-437 Combination Product following approval;

•	obtaining and maintaining coverage and adequate reimbursement from third-party payors;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and

•	protecting our rights in our intellectual property portfolio related to the EGP-437 Combination Product.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. To the extent our contemplated macular edema, cataract surgery trails are unsuccessful, we may not be able to raise additional funds for subsequent trials or pursuing other indications.

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

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any product for which we have obtained marketing approval, we will need to establish sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties as we have under the valeant license agreement.

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

We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize the EGP-437 Combination Product in markets outside the U.S. We also may enter into arrangements with third parties to perform these services in the U.S. if we do not establish our own sales, marketing and distribution capabilities in the U.S. or if we determine that such third-party arrangements are otherwise beneficial. We also may seek third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. To date, the only agreement we have entered into is our Valeant Licensing Agreement. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

We are party to licensing agreements, including the Valeant Licensing Agreement, that impose, and, for a variety of purposes, we will likely enter into additional licensing and funding arrangements with third parties that may impose, diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us. Under certain of our existing licensing agreements, we are obligated to pay royalties or make specified milestone payments on net product sales of the EyeGate® II Delivery System or related technologies to the extent they are covered by the agreements. We also are obligated under certain of our existing license agreements to pay maintenance and other fees. We also have diligence and development obligations under certain of those agreements that we are required to satisfy. If we fail to comply with our obligations under current or future license and collaboration agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could diminish the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion or manufacturing of prescription products may lead to investigations by the FDA, Department of Justice and state Attorneys General alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various adverse results, including:

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

Risks Related to Our Common Stock

Because a small number of our existing stockholders own a majority of our voting stock, your ability to influence corporate matters will be limited

Our executive officers, directors and greater than 5% stockholders, in the aggregate, currently own 76.9% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Provisions in our restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors such that only one of three classes of directors is elected each year;

•	allow the authorized number of our directors to be changed only by resolution of our board of directors;

•	limit the manner in which stockholders can remove directors from our board of directors;

•	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

•	limit who may call stockholder meetings;

•	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•	require the affirmative vote of stockholders holding at least two-thirds of shares entitled to be cast to amend or repeal specified provisions of our restated certificate of incorporation or our amended and restated bylaws.

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

As of December 31, 2015, we had federal net operating loss carryforwards of approximately $43.0 million, state net operating loss carryforwards of approximately $30.2 million and aggregate federal and state research and development tax credit carryforwards of approximately $920,000 and $282,000 available to reduce future taxable income. These federal and state net operating loss carryforwards and federal and state tax credit carryforwards which will expire at various dates through 2035, if not utilized. Utilization of these net operating loss and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. Under Section 382 of the Code and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. We have not completed a study to determine whether the IPO, our most recent private placement and other transactions that have occurred over the past three years may have triggered an ownership change limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change net operating loss and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us.

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

We have identified a material weakness in our internal controls over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

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

We have identified the following material weakness:

•	Lack of adequate controls regarding the preparation and review of the income tax provision and associated disclosures in our accompanying footnotes.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we engaged in a process to document and evaluate our internal control over financial reporting. As disclosed under “Item 9A-Controls and Procedures,” we identified a material weakness in our internal control over financial reporting as a result of this process. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we continue to identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 4.           Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock began trading on the OTCQB on February 13, 2015 in connection with out IPO, and currently trades under the symbol “EYEG.” Prior to that time, there was no established public trading market for our common stock. On July 31, 2015, our Common Stock and Warrants issued in our follow-on offering, which closed on August 5, 2015, began trading on The NASDAQ Capital Market under the symbols "EYEG" and "EYEGW," respectively. In connection with this listing, the Common Stock ceased being quoted on the OTCQB Venture Marketplace.

The following table sets forth the range of the high and low sales prices per share of our common stock as reported on the NASDAQ Capital Market and the OTCQB for the quarterly periods indicated. The quotations for periods when our common stock traded on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ended December 31, 2015	High	Low
First Quarter	$6.50	$2.74
Second Quarter	5.09	3.22
Third Quarter	27.00	2.78
Fourth Quarter	$5.00	$2.39

On March 28, 2016, the closing sale price of our common stock on the NASDAQ Market was $3.05 per share. There were 88 holders of record of our common stock as of March 28, 2016. This number does not include beneficial owners whose shares were held in street name.

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

None.

Item 6.           Selected Financial Data

Not Applicable.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 29 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Annual Report on Form 10-K.

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

As we are in our developmental stage, we have not generated any revenue. We have never been profitable and, from December 26, 2004 (inception) through December 31, 2015, our losses from operations have been $65.3 million. Our net loss was approximately $8.4 million and $1.6 million for the years ended December 31, 2015 and 2014, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our EGP-437 Combination Product and any other product candidates we advance to clinical development. If we obtain regulatory approval for our EGP-437 Combination Product, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of our EGP-437 Combination Product, including sales, marketing and distribution functions.

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

Financial Overview

Research and Development Expenses

We expense all research and development expenses as they are incurred. Research and development expenses primarily include:

•	non-clinical development, preclinical research, and clinical trial and regulatory-related costs;

•	expenses incurred under agreements with sites and consultants that conduct our clinical trials;

•	expenses related to generating, filing, and maintaining intellectual property; and

•	employee-related expenses, including salaries, bonuses, benefits, travel and stock-based compensation expense.

Substantially all of our research and development expenses to date have been incurred in connection with our EGP-437 Combination Product. We expect our research and development expenses to increase for the foreseeable future as we advance EGP-437 through clinical development, including the conduct of our planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our EGP-437 Combination Product. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

Stock-Based Compensation

We have issued options to purchase our common stock. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service/vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility.

We estimate the grant date fair value of stock options and the related compensation expense, using the Black-Scholes option valuation model. This option valuation model requires the input of subjective assumptions including: (1) expected life (estimated period of time outstanding) of the options granted, (2) volatility, (3) risk-free rate and (4) dividends. Because share-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeiture rates differ from those estimates. We have estimated expected forfeitures of stock options based on our historical turnover rate and used these rates in developing a future forfeiture rate. If our actual forfeiture rate varies from our estimates, additional adjustments to compensation expense may be required in future periods. In general, the assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Significant Factors Used in Determining the Fair Value of Our Common Stock

The fair value of the shares of common stock that underlie the stock options we have granted under the plan has historically been determined by our board of directors based upon information available to it at the time of grant. Prior to December 31, 2011, our board of directors did not conduct any formal valuation procedure or commission any third party valuation or appraisal in connection with its determinations of the fair value of its common stock. Our board of directors considered the most persuasive evidence of fair value to be the prices at which our securities were sold in actual arms’ length transactions. Our board of directors also considered numerous objective and subjective factors in the assessment of fair value, including reviews of our business and financial condition, the conditions of the industry in which we operate and the markets that we serve and general economic, market and United States and global capital market conditions, an analysis of publicly traded peer companies, the lack of marketability of our common stock, the likelihood of achieving a liquidity event for the shares of common stock underlying the stock options in question, such as an initial public offering or sale, the preferences and privileges of the preferred stock and common stock, the status of strategic initiatives being undertaken by our management and board of directors and, after December 31, 2011, independent third party valuations of our common stock. All options have been granted at exercise prices not less than the fair value of the underlying shares on the date of grant. Subsequent to the initial public offering, the fair value of our common stock utilized in determining the value of option grants was based on the trading value of our common stock.

During the year ended December 31, 2015, we granted options to purchase 560,393 shares of our common stock.

Other Information

Net Operating Loss Carryforwards

As of December 31, 2015, we have federal and state income tax net operating loss (“NOL”) carryovers of approximately $43.0 million and $30.2 million, respectively, which will expire at various dates through 2035. As of December 31, 2015, we also has federal, state and foreign research and development tax credit carryforwards of approximately $920,000, $282,000, and $25,000, respectively, to offset future income taxes, which expire at various times through 2035.

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

Temporary Equity and Non-Controlling Interest

Certain of our convertible preferred stock issuances were directly sold by EyeGate S.A.S., resulting in a non-controlling interest. Such non-controlling interest and the related convertible preferred stock were classified as temporary equity on our consolidated balance sheet, and we recorded the interest in the earnings or loss of the subsidiary not attributable to us as net income (loss) attributable to non-controlling interests in the consolidated statements of operations and comprehensive loss until such shares were converted to Common Stock in connection with completion of our IPO on February 13, 2015.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

The following table summarizes the results of our operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Change
Operating expenses:
Research and development	$2,717,110	$531,116	$2,185,994
General and administrative	3,960,498	1,930,967	2,029,531
Total operating expenses	6,677,608	2,462,083	4,215,525
Other income (expense), net:	(1,710,364)	910,575	(2,620,939)
Net loss	(8,387,972)	(1,551,508)	(6,836,464)
Net income attributable to non-controlling interest	(5,177)	(222,484)	217,307
Deemed dividend on preferred stock	(8,222,008)	-	(8,222,008)
Net loss to the company	$(16,615,157)	$(1,773,992)	$(14,841,165)

Research and Development Expenses.  Research and development expenses were $2.72 million for the year ended December 31, 2015 compared to $0.53 million for the year ended December 31, 2014. The increase of $2.19 million in costs was primarily due to an increase in clinical trials of our EGP-437 uveitis and macular edema, including an increase of costs of $1.97 million from the Phase 3 uveitis and macular edema trials for year ended December 31, 2015 compared to the year ended December 31, 2014, an increase in clinical operations staff and in Scientific Advisory Board fees of $0.37 million, partially offset by a cost reduction of $0.15 million due to clinical product not being produced.

General and Administrative Expenses.  General and administrative expenses were approximately $3.96 million for the year ended December 31, 2015, compared to $1.93 million for the year ended December 31, 2014. The increase of $2.03 million was primarily comprised of an increase in personnel costs of $1.3 million and an increase in costs of $0.75 million associated with both offerings of our securities related to legal, accounting and commercial insurance expenses.

Other Income (Expense).  Total other income (expense) was $(1.71) million for the year ended December 31, 2015 and $0.91 million for the year ended December 31, 2014. The change of $2.62 million is primarily due to (i) an increase in interest expense of $1.49 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, (ii) a decrease in fair value of the warrant liability for the year ended December 31, 2015 compared to the year ended December 31, 2014 of approximately $0.87 million and (iii) the extinguishment of a research liability of $0.240 million.

Liquidity and Capital Resources

In addition to proceeds from the two public offerings of our common stock, we have funded our operations since inception through the issuance of convertible preferred stock, shares of one of our subsidiaries and convertible promissory notes and, to a lesser extent, through research and development tax credits. Through December 31, 2015, we had raised a total of $70.4 million from such sales of our equity securities and debt instruments. On July 9, 2015, we received the initial $1.00 million payment from Valeant upon execution of our licensing agreement.

At December 31, 2015, we had cash and cash equivalents totaling $8,394,133.

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Cash used in operating activities	$(4,459,169)	$(950,617)
Cash used in investing activities	(20,000)	-
Cash provided by financing activities	12,616,256	613,273

Comparison of Years Ended December 31, 2015 and 2014

Operating Activities.  Net cash used in operating activities was $4.46 million for the year ended December 31, 2015, compared to net cash used in operating activities of $0.95 million for the year ended December 31, 2014. The primary use of cash was to fund operating losses of $8.39 million during 2015, which was off-set in part by $1.91 million of non-cash interest expense related to the beneficial conversion feature on the Company’s convertible notes. The remainder of the negative cash flows resulted from the extinguishment of operating liabilities after funds became available from proceeds of our initial public offering.

Financing Activities.  On February 19, 2015, we received gross proceeds of approximately $4.09 million from our initial public offering. Net proceeds from our initial public offering were approximately $2.72 million after costs related to the offering were satisfied. On August 5, 2015, we received gross proceeds of approximately $10.00 million from a second public offering. Net proceeds from that offering were approximately $8.75 million after costs related to the offering were satisfied.

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

The net proceeds from our public offerings, together with our cash and cash equivalents as of December 31, 2015 will allow us to fund our operating expenses and capital expenditure requirements for the next twelve to fifteen months. Therefore, we will need to raise additional funds. Because of the numerous risks and uncertainties associated with the development and commercialization of our EGP-437 Combination Product, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our EGP-437 Combination Product.

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

Including the proceeds from the August 5, 2015 closing of our follow-on public offering, we will have sufficient cash to fund planned operations for approximately twelve to fifteen months, however, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we completed our initial public offering and our follow-on public offering, additional capital may not be available on terms favorable to us, if at all. Accordingly, no assurances can be given that management will be successful in these endeavors. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2015.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2015:

	Total	Less than 1 year	1-3 years	3 years & thereafter

Operating Leases (1)	$212,236	$105,368	$106,868	$-
Licensing Agreement (2)	75,000	12,500	25,000	37,500
Purchase Obligations (3)	2,747,972	1,827,398	920,574	-
Total (4)	$3,035,208	$1,945,266	$1,052,442	$37,500

(1)	Operating lease obligations reflect our obligation to make payments in connection with leases for our office space and computer equipment.
(2)	Purchase obligations represent our commitments under purchase orders, including those made under our License agreement with the University Of Miami School Of Medicine. Pursuant to the terms of the Amended and Restated License Agreement with the University of Miami and its School of Medicine, dated as of December 16, 2005. In addition, there are certain milestone payments, which are excluded from the table (in aggregate $150,000), whose payment obligation dates are unknown.
(3)	The Company entered into a Master Service Agreement with a Contract Research Organizations “CRO”. The CRO will provide clinical research services for Phase III study in patients with non-infectious anterior segment uveitis.
(4)	This table does not include (a) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

In addition, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. Expenditures to contract research organizations vary based on the study and phases during the clinical development stages. Subject to required notice periods and our obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time. We could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and even long-term commitments of cash.

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

In connection with the preparation of this Annual Report on the Form 10-K, our management, under the supervision and with the participation of our President and Chief Executive Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer has concluded that he believes that our disclosure controls and procedures have the following material weakness existing as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms:

•	Lack of adequate disclosure controls related to the income tax provision and to properly prepare and review the income tax provision.

If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC may be adversely affected.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management, under the supervision of our President and Chief Executive Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

A company’s internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP; (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors; and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

In connection with the preparation of this report, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded our internal control over financial reporting was not effective as at December 31, 2015 due to the material weakness described above under the caption “Evaluation of Disclosure Controls and Procedures.”

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company's annual or interim financial statements will not be prevented or detected on a timely basis.

As a smaller reporting company and an “emerging growth company” under the Jumpstart Our Business Startups Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, EisnerAmper LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2015.

(c)	Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the President and Chief Executive Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2015. Based on that evaluation, management concluded that there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.        Other Information.

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2016 Annual Meeting of Stockholders.

Item 11.         Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2016 Annual Meeting of Stockholders.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2016 Annual Meeting of Stockholders.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2016 Annual Meeting of Stockholders.

Item 14.         Principal Accounting Fees and Services.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2016 Annual Meeting of Stockholders.

PART IV

Item 15.         Exhibits, Financial Statement Schedules.

(a)	Documents Filed. The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. The consolidated financial statements of Eyegate Pharmaceuticals, Inc. and its subsidiaries filed under this Item 15:

(2)	Financial Statement Schedules: None. Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(b)	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(c)	Separate Financial Statements and Schedules: None. Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

EYEGATE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014	F-4
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2015 and 2014	F-5
Consolidated Statements of Convertible Preferred Stock Non-Controlling Interests and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2015 and December 31, 2014	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014	F-9
Notes to Consolidated Financial Statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

EyeGate Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of EyeGate Pharmaceuticals, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock, non-controlling interests and stockholders' equity (deficit), and cash flows for each of the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EyeGate Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EisnerAmper LLP

New York, New York

March 29, 2016

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$8,394,133	$167,001
Licensing fees receivable	907,500	-
Prepaid expenses and other current assets	122,395	26,443
Current portion of Refundable tax credit receivable	25,086	25,336
Total current assets	9,449,114	218,780
Property and equipment, net	-	1,257
Restricted cash	20,000	-
Other assets, including deferred offering costs	38,587	1,186,433
Total assets	$9,507,701	$1,406,470

LIABILITIES, CONVERTIBLE PREFERRED STOCK, NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Grants payable	$-	$36,401
Accounts payable	417,697	565,947
Accrued expenses	1,095,738	913,063
Deferred revenue	1,907,500	-
Convertible notes due to stockholders, net (aggregate principal outstanding of $0 and $3,376,573, at December 31, 2015 and 2014, respectively	-	3,205,504
Warrant liability	-	303,102
Total current liabilities	3,420,935	5,024,017
Commitments and contingencies (Note 12)
Convertible preferred stock and non-controlling interests: (classified as temporary equity)
Series A convertible preferred stock, $0.01 par value, 2,483,692 shares authorized; 0 and 2,483,692 shares issued and outstanding at December 31, 2015 and 2014 (liquidation value of $5,960,863 at December 31, 2014)	-	254,525
Series B convertible preferred stock, $0.01 par value, 13,819,649 shares authorized; 0 and 8,073,508 shares issued and outstanding at December 31, 2015 and 2014 (liquidation value of $7,023,952 at December 31, 2014)	-	6,926,180
Series C convertible preferred stock, $0.01 par value, 5,161,241 shares authorized; 0 and 3,351,156 shares issued and outstanding at December 31, 2015 and 2014 (liquidation value of $5,857,140 at December 31, 2014)	-	5,745,127
Series D convertible preferred stock, $0.01 par value 29,020,554 shares authorized; 0 and 19,557,392 shares issued and outstanding at December 31, 2015 and 2014 (liquidation value of $23,762,876 at December 31, 2014)	-	23,482,834
Non-controlling interests	-	6,780,588
Total convertible preferred stock and non-controlling interests	-	43,189,254
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, 0 issued and outstanding at December 31, 2015	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized; 7,657,287 shares issued at December 31, 2015 and 201,787 shares issued at December 31, 2014	76,573	2,018
Additional paid-in capital	71,209,530	10,055,613
Accumulated deficit	(65,255,301)	(56,862,152)
Stockholders’ notes receivable	(58,824)	(58,824)
Accumulated other comprehensive income	114,788	56,544
Total stockholders’ equity (deficit)	6,086,766	(46,806,801)
Total liabilities, convertible preferred stock, non-controlling interests and stockholders’ equity (deficit)	$9,507,701	$1,406,470

See accompanying notes to the consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014
Operating expenses:
Research and development	$2,717,110	$531,116
General and administrative	3,960,498	1,930,967
Total operating expenses	6,677,608	2,462,083
Other income (expense), net:
Research & development tax credit	-	15,911
Interest income	947	1,102
Extinguishment of research liability	-	240,000
Change in fair value of warrant liability	223,172	1,095,282
Interest expense	(1,934,493)	(441,720)
Other income (expense), net	10	-
Total other income (expense), net	(1,710,364)	910,575
Net (loss) income	(8,387,972)	(1,551,508)
Deemed dividend on preferred stock	(8,222,008)
Net income attributable to non-controlling interests	(5,177)	(222,484)
Net loss attributable to EyeGate Pharmaceuticals, Inc. common stockholders	$(16,615,157)	$(1,773,992)
Net loss per common share - basic and diluted	$(2.70)	$(9.20)
Weighted average shares outstanding - basic and diluted	6,164,064	192,873

See accompanying notes to the consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2014
Net loss	$(8,387,972)	$(1,551,508)
Other comprehensive income (loss):
Foreign currency translation adjustments	91,211	5,510
Total other comprehensive income	91,211	5,510
Less:
Net income attributable to non-controlling interests	(5,177)	(222,484)
Other comprehensive loss (income) attributable to non-controlling interests	32,967	(1,889)
Comprehensive loss (income) attributable to non-controlling interests	27,790	(224,373)
Comprehensive loss attributable to EyeGate Pharmaceuticals, Inc. stockholders	$(8,268,971)	$(1,770,371)

See accompanying notes to the consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock									Total Convertible Preferred Stock and
	Series A		Series B		Series C		Series D		Non- Controlling	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Interest	Interests
Balance at December 31, 2013	2,483,692	$254,525	8,073,508	$6,926,180	3,351,156	$5,745,127	19,557,392	$23,482,834	$6,556,215	$42,964,881
Cancellation of shareholder note receivable										-
Stock-based compensation										-
Loss on modification and extinguishment of 2013 Notes payable due to related party treated as an equity transaction										-
Gain on troubled debt restructuring of 2012 Notes payable due from related parties treated as an equity transaction										-
Net income (loss)									222,484	222,484
Translation adjustment									1,889	1,889
Balance at December 31, 2014	2,483,692	$254,525	8,073,508	$6,926,180	3,351,156	$5,745,127	19,557,392	$23,482,834	$6,780,588	$43,189,254

	Common Stock		Additional Paid In	Stockholders’ Notes	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2013	184,474	$1,844	$10,384,554	$(195,000)	$52,923	$(55,088,160)	$(44,843,839)
Cancellation of shareholder note receivable				136,176			136,176
Stock-based compensation			26,815				26,815
Loss on modification and 2013 Notes payable to related parties treated as an equity transaction			(668,000)				(668,000)
Gain on troubled debt restructure of 2012 Notes payable due to related parties treated as an equity transaction			200,918				200,918
Issuance of shares as settlement of a liability	15,036	151	104,849				105,000
Exercise of common stock options	2,277	23	6,477				6,500
Net income (loss)						(1,773,992)	(1,773,992)
Translation adjustment					3,621		3,621
Balance at December 31, 2014	201,787	$2,018	$10,055,613	$(58,824)	$56,544	$(56,862,152)	$(46,806,801)

 EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock								Non-	Total Convertible
	Series A		Series B		Series C		Series D		Controlling	Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Interest	Stock
Balance at December 31, 2014	2,483,692	$254,525	8,073,508	$6,926,180	3,351,156	$5,745,127	19,557,392	$23,482,834	$6,780,588	$43,189,254

Stock-based compensation										-
Issuance of common stock upon IPO										-
Expenses related to initial public offering										-
Conversion of preferred stock to common stock at $6.00 per share ($0.01 par value), net of deemed dividend of $8,222,008	(2,483,692)	(254,525)	(8,073,508)	(6,926,180)	(3,351,156)	(5,745,127)	(19,557,392)	(23,482,834)		(36,408,666)
Conversion of promissory notes to common stock at $4.20 per share										-
Beneficial conversion feature on conversion of Notes upon the IPO										-
Exercise of common stock options										-
Exercise of common warrants upon initial public offering										-
Conversion of non-controlling interest to common stock									(6,818,732)	(6,818,732)
Reclassification of previously issued warrant liability to stockholders’ equity										-
Translation adjustment									32,967	32,967
Net income attributable to non-controlling interest									5,177	5,177

Balance at December 31, 2015	-	$-	-	$-	-	$-	-	$-	$-	$-

			Additional	Stockholders’	Accumulated Other		Total Stockholders’
	Common Stock		Paid In	Notes	Comprehensive	Accumulated	(Deficit)
	Shares	Amount	Capital	Receivable	Loss	Deficit	Equity
Balance at December 31, 2014	201,787	$2,018	$10,055,613	$(58,824)	$56,544	$(56,862,152)	$(46,806,801)

Stock-based compensation			780,293				780,293
Issuance of common stock upon IPO	683,250	6,833	4,092,667				4,099,500
Issuance of common stock in secondary public offering	1,176,470	11,765	9,989,995				10,001,760
Expenses related to initial public offering			(1,373,858)				(1,373,858)
Expenses related to second public offering			(1,254,338)				(1,254,338)
Conversion of preferred stock to common stock at $6.00 per share ($0.01 par value), net of deemed dividend of $8,222,008	4,567,782	45,678	36,362,988				36,408,666
Conversion of promissory notes to common stock at $4.20 per share	866,056	8,660	3,524,034				3,532,694
Beneficial conversion feature on conversion of Notes upon the IPO			1,663,873				1,663,873
Exercise of common stock options	26,799	268	26,558				26,826
Exercise of common warrants upon initial public offering	9,748	97	(97)
Conversion of non-controlling interest to common stock			6,818,732				6,818,732
Reclassification of previously issued warrant liability to stockholders’ equity			79,930				79,930
Issuance of restricted stock	125,412	1,254	443,140				444,394
Adjustment for fractional shares	(17)
Translation adjustment					58,244		58,244
Net loss						(8,393,149)	(8,393,149)

Balance at December 31, 2015	7,657,287	$76,573	$71,209,530	$(58,824)	$114,788	$(65,255,301)	$6,086,766

See accompanying notes to the consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
Operating activities
Net loss	$(8,387,972)	$(1,551,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,257	1,724
Non-cash interest expense charge on beneficial conversion feature on notes	1,663,873	-
Non-cash interest expense on amortization of the debt discount	244,111	226,017
Stock-based compensation	1,224,687	26,815
Fair value adjustment of common stock warrants	(223,172)	(1,095,282)
Loss on cancellation of shareholders’ note receivable and related accrued interest receivable	-	200,758
Extinguishment of research liability	-	(240,000)
Changes in operating assets and liabilities:
Accounts receivable	(907,500)	-
Prepaid expenses and other current assets	(95,952)	(4,092)
Refundable tax credit receivable	(2,357)	7,294
Other assets	(1,148)	(1,455)
Security deposit	-	30,000
Accounts payable	(148,250)	552,256
Deferred revenue	1,907,500	-
Accrued expenses	265,754	896,856
Net cash used in operating activities	(4,459,169)	(950,617)

Investing activities:
Restricted cash	(20,000)
Net cash used in investing activities	(20,000)

Financing activities
Proceeds from convertible notes payable	-	1,755,767
Exercise of common stock options	26,826	6,500
Proceeds from public offerings	14,101,260	-
Offering costs	(1,479,202)	(1,148,994)
Payments of grants payable	(32,628)	-

Net cash provided by financing activities	12,616,256	613,273
Effect of exchange rate changes on cash	90,045	3,173
Net increase (decrease) in cash	8,227,132	(334,171)
Cash, beginning of period	167,001	501,172
Cash, end of period	$8,394,133	$167,001

See accompanying notes to the consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
Supplemental disclosure of noncash investing and financing activities
Conversion of non-controlling interests to common stock	$6,818,732	-
Conversion of preferred stock into common stock	$36,408,666	-
Exercise of common warrants	$97	-
Conversion of promissory notes and accrued interest into common stock	$3,532,694	-
Deemed dividend on conversion of preferred stock	$8,222,008	-
Application of deferred offering costs on IPO	$1,148,994	-
Warrant liability reclassed to stockholders’ equity	$79,930	-
Warrants issued to related parties in conjunction with issuance of amended convertible notes	-	$1,398,384
Settlement of a liability with shares	-	$105,000
Accrued interest added to notes	-	$127,782

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

On February 13, 2015, the Company completed an initial public offering (“the IPO”) for 683,250 shares of common stock. The common stock was offered at an initial price to the public of $6.00 per share. The gross proceeds to the Company from this offering was approximately $4,100,000 before deducting underwriting discounts and other estimated offering expenses. The shares began trading on the OTCQB Venture Marketplace under the symbol “EYEG” on February 13, 2015 and the initial offering was closed on February 19, 2015. In related transactions, the Company converted all outstanding notes payable to shareholders and all shares of its convertible preferred stock to shares of common stock. The notes were converted to common shares at the discounted price of $4.20 per share and the preferred shares were converted at the ratio of 10.98 shares of the preferred stock to 1.00 share of common stock. As of December 31, 2015, there are 7,657,287 shares of common stock outstanding at a par value of $0.01. All preferred stock, shareholder notes and warrant liabilities have been extinguished. On August 5, 2015, the Company closed an underwritten secondary public offering of 1,176,470 shares of its common stock and warrants to purchase 1,176,470 shares of its common stock at a combined public offering price of $8.50 per share of common stock and warrant, before underwriting discounts and commissions. The warrants have an exercise price of $10.62 per share, are immediately exercisable, and expire on August 5, 2020.  At the closing of the offering, the Company also issued and sold additional warrants to purchase up to 176,470 shares of common stock in connection with the full exercise of the underwriters’ over-allotment option to purchase additional warrants. The net proceeds to the Company were approximately $8.8 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying consolidated financial statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2015, EyeGate has cash and cash equivalents of $8,394,133, and an accumulated deficit of $65,255,301. EyeGate has incurred operating losses and negative operating cash flows since inception, and future losses are anticipated. The Company estimates it will have sufficient cash to fund planned operations for approximately 12 to 15 months, however, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although the Company completed the IPO and Secondary Offering, additional capital may not be available on terms favorable to EyeGate, if at all. Accordingly, no assurances can be given that management will be successful in these endeavors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

 The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, EyeGate Pharma, wholly-owned subsequent to the IPO, and majority owned prior to the IPO, collectively referred to as the Company. The interests in EyeGate Pharma not owned by the Company prior to the IPO are reported in the consolidated balance sheet as of December 31, 2014 as non-controlling interests, a component of temporary equity, and the interest in the earnings or loss of the subsidiary not attributable to the Company prior to the IPO are reported as net income (loss) attributable to non-controlling interests in the consolidated statements of operations and comprehensive loss. Non-controlling interests represents the cumulative portion of equity and operating results of the portion of the subsidiaries not owned by the Company. The non-controlling interests were convertible into shares of the Company’s convertible preferred stock (see Note 7) which were classified as temporary equity from January 1, 2015 through the date of the IPO, and at December 31, 2014 on the consolidated balance sheet, and accordingly, the non-controlling interests are also classified as temporary equity on the consolidated balance sheet. All inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are required in providing for fair value of warrants, establishing useful lives of intangible assets and property and equipment, and conducting impairment reviews of long-lived assets. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with maturity of 90 days or less when acquired that are not restricted as to withdrawal, to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents, which were nominal in amount, consisted of money market accounts that are readily convertible to cash. As of December 31, 2015 and 2014, the Company has classified $20,000 and $0 as restricted cash respectively.

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

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of and considers whether long-lived assets held for use have been impaired whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Management makes significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity in order to test for impairment. Management reports those long-lived assets to be disposed of and assets held for sale at the lower of carrying amount or fair value less cost to sell. Based on current facts, estimates and assumptions, management believes that no assets are impaired at December 31, 2015. There is no assurance that management’s estimates and assumptions will not change in future periods.

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

The Company recognizes the impact of an uncertain tax position in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2015, the Company had no unrecognized uncertain tax positions.

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

In-process research and development

We record expense for in-process research and development projects acquired as asset acquisitions which have not reached technological feasibility and which have no alternative future use. For in-process research and development projects acquired in business combinations, the in-process research and development project is capitalized and evaluated for impairment until the development process has been completed. Once the development process has been completed the asset will be amortized over its remaining useful life.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

	Year Ended December 31,
	2015	2014
Series A convertible preferred stock	-	625,895
Series B convertible preferred stock (including 525,004 shares from conversion of non-controlling interest)	-	1,262,651
Series C convertible preferred stock (including 187,183 shares from conversion of non-controlling interest)	-	537,233
Series D convertible preferred stock (including 358,146 shares from conversion of non-controlling interest)	-	2,145,810
Common stock warrants	1,807,203	18,176
Employee stock options	1,277,367	752,372
Total common shares issuable	3,084,570	5,342,137

 At December 31, 2014, the above table includes shares issuable upon warrants issued to note holders or upon conversion of promissory notes on February 13, 2015.

Fair Value of Financial Instruments

The carrying amounts of receivables and payables approximate their fair values due to the short-term nature of these financial instruments. As of December 31, 2015 and 2014, the fair value of the Company’s money market funds was $7,200,450 and $187, respectively.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - No observable pricing inputs in the market

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

The following table represents the fair value of the warrant liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Non-current liabilities:
Warrant liability	$-	$-	$303,102	$303,102

The following are the changes in the level 3 warrant liability for the year ended December 31, 2015:

Beginning balance at December 31, 2014	$303,102
Settlement of warrant liability	(79,930)
Change in fair value	(223,172)
Ending balance at December 31, 2015	$0

On February 13, 2015, the warrant liability was settled upon the consummation of the IPO.

Deferred issuance costs

Deferred public offering costs, which primarily consist of direct, incremental legal and accounting fees relating to the Company’s initial public offering, are capitalized within deferred issuance costs. The deferred issuance costs were offset against IPO proceeds upon the consummation of the offering in February 2015. The Company had incurred approximately $1,149,000 in initial public offering costs as of December 31, 2014. As of December 31, 2015, there are no deferred issuance costs.

Revenue Recognition

The Company follows Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements and ASU 2010-17, Revenue Recognition-Milestone Method in connection with its accounting for collaboration arrangements.

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

On September 25, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires an acquirer to disclose the nature and amount of measurement period adjustments. The measurement period begins on the acquisition date and ends on the date the information was received, but may not extend beyond one year after the acquisition date. The financial statements should contain the effect on earnings of changes in depreciation, amortization or other income effects calculated as if the accounting had been completed at the acquisition date. The financial statements should also separately present on the face of the income statement, or disclose in the footnotes, the amount of adjustments recorded in the current period by line item that would have been recorded in prior periods had the adjustment been made at the date of acquisition. The new standard is effective for interim and annual periods after December, 15, 2015. Management is currently evaluating the impact of the ASU 2015-16 on our financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use assets, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment at December 31, 2015 and 2014 consists of the following:

	Estimated Useful Life (Years)	2015	2014
Laboratory equipment	7	$14,661	$14,661
Computer equipment	3	182,914	182,914
Computer software	3	46,038	46,038
Furniture, fixtures and office equipment	5	24,480	24,480
		268,093	268,093
Less accumulated depreciation		268,093	266,836
		$-	$1,257

Depreciation expense was $1,257 and $1,724 for the years ended December 31, 2015 and 2014, respectively.

4. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2015	2014
Payroll and benefits	$652,609	$168,269
Clinical trials	365,277	57,629
Consulting	18,500	8,917
Professional fees	59,352	534,984
Accrued interest	-	143,264
Total accrued expenses	$1,095,738	$913,063

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Grants Payable

In February 2007, the Company was awarded a second non-interest bearing grant from OSEO/Anvar of France. The balance of the grant payable was $0 and $36,401 at December 31, 2015 and at December 31, 2014, respectively.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Debt - (continued)

On June 6, 2014, the Company entered into a Convertible Promissory Note and Warrant Purchase Agreement (“Note and Warrant Purchase Agreement”), pursuant to which the Company could issue up to an aggregate principal amount of $2,000,000 of unsecured promissory notes (the “2014 Notes”) to certain stockholders. The 2014 Notes mature on June 6, 2015, and accrue interest at a rate of 12% per annum. In the event that the Company issued equity securities, resulting in gross proceeds to the Company of at least $5 million prior to maturity, all outstanding principal and accrued and unpaid interest under the 2014 Notes would automatically convert into the newly issued equity securities at 70% of the offering price, as applicable, in connection with the closing of the first sale of the equity securities of the Company. In the event that the Company consummated a sale of the Company, as defined, the Company could, upon the election of two-thirds of the holders, convert all outstanding principal and interest into the Company’s Series D convertible preferred stock (or other Subsequent Qualified Financing Instruments) at 70.0% of the Series D convertible preferred stock original issuance price.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Debt - (continued)

On June 6, 2014, July 17, 2014 and December 19, 2014, the Company issued 2014 Notes in an aggregate principal amount of approximately $1,283,000 pursuant to the Note and Warrant Purchase Agreement, of which approximately $495,000 was received on June 6, 2014 and $288,000 was received on December 19, 2014 by the Company. The fair value of the warrants issued in July 17, 2014 with such debt of approximately $219,000 was recognized as a debt discount and accreted to interest expense over the one year maturity term of the debt. On December 19, 2014, the Company issued 2014 Notes in an aggregate principal amount of approximately $288,000 pursuant to the Note and Warrant Purchase Agreement. The fair value of the warrants issued on December 19, 2014 with such debt was approximately $34,000 and was recognized as a debt discount and accreted to interest expense over the remaining maturity term of the debt. At December 31, 2014, the carrying amount of the 2014 Notes was approximately $1,039,000.

The Company evaluated the features of the Amended and Restated Notes, and the 2014 Notes, to ascertain if the embedded conversion feature was required to be bifurcated and accounted for as a derivative. The Company evaluated whether the embedded feature met the definition of a derivative and determined that the conversion option does not as it does not meet the “net settlement” requirement. The underlying shares of the Company are those of a private company and are not considered readily convertible to cash, and therefore bifurcation is not required. The Company next considered whether the discount upon conversion required recognition of a beneficial conversion feature. Since the debt was only convertible in the instance of specific transactions, it was considered contingently convertible, and any beneficial conversion would only be recognized upon the occurrence of one of the contingent events.

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

Since the warrants were convertible into Series D Preferred Stock, which is a redeemable security and presented as temporary equity, these warrants were classified as liabilities.

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

The Company utilized a probability weighting of the calculated values of the warrant utilizing a Black Scholes methodology to compute the estimated fair value. The Company will record changes in the fair value of the warrants in the statement of operations at each reporting period. The change in the fair value of the warrants for the year end December 31, 2015 was a decrease of approximately $223,000. The remaining warrant liability at February 13, 2015, was approximately $80,000 and was reclassified to additional paid in capital as the terms of any warrants were settled at the consummation of the IPO.

In connection with the close of the IPO in February 2015, the Company issued 562,732 common stock warrants with an exercise price of $6.00 and a term of 10 years.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Common and Preferred Stock

At December 31, 2015 and December 31, 2014, the Company had 10,000,000 and 50,485,136 authorized shares of preferred stock respectively, of which through the date of the IPO, 2,483,692 shares were designated as Series A convertible preferred stock (“Series A preferred stock”), 13,819,649 shares were designated as Series B convertible preferred stock (“Series B preferred stock”), 5,161,241 shares were designated as Series C convertible preferred stock (“Series C preferred stock”), and 29,020,554 shares were designated as Series D convertible preferred stock (“Series D preferred stock”).

As of December 31, 2014, the number of convertible preferred shares outstanding is as follows:

December 31, 2014
Series A convertible preferred stock	2,483,692
Series B convertible preferred stock	8,073,508
Series C convertible preferred stock	3,351,156
Series D convertible preferred stock	19,557,392
Total preferred shares	33,465,748

As of December 31, 2015, the Company had no outstanding shares of preferred stock.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Common and Preferred Stock - (continued)

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

On February 13, 2015, the Company completed its Initial Public offering (“IPO”) and issued 683,250 common shares for net proceeds of approximately $2.7 million. In connection with the IPO, the Series A, B, C and D Preferred Stock were converted into 4,567,782 common shares at a 30% discount to the IPO price. The discount resulted in approximately $8,222,000 in a deemed dividend to the Preferred Stock holders. The Company also converted an aggregate amount of principal and interest equal to $3,532,694 owed under the Amended and Restated Notes and the 2014 Notes into 866,056 common shares. The notes were converted at a 30% discount to the IPO price which resulted in a beneficial conversion feature of $1,633,873 charged as interest expense for the twelve months ended December 31, 2015.

During August 2015, the Company closed on its Secondary offering raising $10,001,760 in gross proceeds (Net of offering costs of $1,254,338) and issued 1,176,470 common shares and 1,352,940 warrants to its underwriters.

During the years ended December 31, 2015 and 2014, the Company issued 26,799 and 2,277 common shares in connection with an exercise of stock options for proceeds of $26,826 and $6,500 respectively.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Warrants

At December 31, 2015 and 2014, the following warrants were outstanding:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2013	21,964	$4.52	2.21
Issued	-
Exercised	-
Forfeited	-
Outstanding at December 31, 2014	21,964	$4.52	1.21

Outstanding at December 31, 2014*	21,964	$4.52	1.21
Issued	1,983,673	$9.18	5.32
Exercised	(10,929)	$0.65
Forfeited	(11,035)	$8.35
Outstanding at December 31, 2015	1,983,673	$9.18	5.32

*Does not include warrants convertible into common or preferred stock issued to holders of the Amended and Restated Notes of 2014 Notes.

Warrants	Remaining Term	Exercise Price
68,001	4.12	$6.75
562,732	9.13	$6.00
1,352,940	4.60	$10.62

All of the warrant agreements contain a provision providing for a cashless exercise whereby, the number of warrants to be issued will be reduced by the number of shares which could be purchased from the proceeds of the exercise of the respective warrant. The remaining warrants expire from 2020 through 2025.

In February 2015, in connection with our IPO, we issued 34,163 and 33,838 common stock warrants to our underwriters at $7.50 and $6.00, respectively for the IPO and underwriter fees.

In August 2015, in connection with our follow-on offering we issued 1,176,470 common stock warrants to our underwriter at an exercise price of $10.62. In addition the underwriters exercised the overallotment option to purchase 176,470 warrants at $10.62.

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

On January 15, 2014, the Company’s Board of Directors authorized loan forgiveness on the promissory note with the President of Eyegate. The note principle and accrued interest was included as a component of general and administrative expenses for the year ended December 31, 2014.

As of December 31, 2015 and December 31, 2014, $58,824 was outstanding.

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

The following is a summary of stock option activity for the twelve months ended December 31, 2015 and 2014:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (In Years)
Outstanding at December 31, 2013	762,944	$0.91	5.30
Granted	-	-	-
Exercised	(2,277)	2.85
Expired	(8,295)	3.60
Outstanding at December 31, 2014	752,372	$0.91	4.30
Granted	560,393	5.12	9.08
Exercised	(26,799)	$2.37
Expired (Forfeited)	(8,599)	$0.65

Outstanding at December 31, 2015	1,277,367	$2.75	4.94

Exercisable at December 31, 2015	873,558	$2.71	4.85

Vested and expected to vest at December 31, 2015	873,558	$2.71	4.85

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Equity Incentive Plan - (continued)

No options were granted in 2014. In September 2014, the Company entered into two consulting arrangements that provided for 60,358 shares of common stock options issuable in connection with the Company’s IPO in February 2015.

On September 1, 2015 the Board approved the issuance of 100,000 stock options under the 2014 Plan to two executives and seven members of the Board. The Options vest 25% on the issuance date and 25% vesting on the year anniversary of the grant date, the remaining option shares vesting in twenty-four monthly consecutive, and equal installments thereafter beginning on the first calendar day of the immediately following the year anniversary.

The total stock-based compensation expense for employees and non-employees is included in the accompanying consolidated statements of operations and as follows:

	Twelve months Ended December 31,
	2015	2014
Research and development	$183,235	$11,413
General and administrative	1,041,452	15,402
	$1,224,687	$26,815

The fair value of options granted for the twelve months ended December 31, 2015 was approximately $202,000 and $1,597,000, respectively. As of December 31, 2015, there is approximately $900,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted average period of 3.13 years. The intrinsic value of stock options outstanding and exercisable at December 31, 2015 is approximately $1,382,000. The intrinsic value of the stock options exercised during 2015 and 2014 was approximately $135,000 and $0, respectively.

At December 31, 2015, there were 113,994 options available under the 2014 Plan. On February 9, 2016, the Company filed its Form S-8 increasing the number of options available under the 2014 Plan by 306,291, under its evergreen provision.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2015	2014
Domestic	$(8,755,011)	$(1,996,387)
Foreign	367,038	444,879
Total	$(8,387,973)	$(1,551,508)

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	Year Ended December 31,
	2015	2014
United States federal income tax rate	34.00%	34.00%
State taxes, net of federal benefit	6.27%	6.27%
Permanent differences	(10.88)%	50.55%
Change in valuation allowance	(29.55)%	(84.54)%
Expiration of state net operating loss carryforward	(0.03)%	(16.20)%
Research and development credits	0.43%	0%
Change in State Rate	0%	12.52%
Other	(0.24)%	(2.60)%
Effective tax rate	0.00%	0.00%

The Company’s deferred tax assets consist of the following:

	2015	2014
Net operating loss carryforwards	$18,050,019	$15,491,353
Research and development credit carryforwards	1,226,384	1,190,024
Capitalized research and development	4,452,114	4,823,160
Nonqualified stock option	164,292	100,712
Warrants issued for services	587	587
Depreciation and amortization	137	0
Start-up costs/organization costs	17,959	26,938
Cash versus accrual adjustments	2,179,356	1,979,847
Total deferred tax assets	26,090,848	23,612,621
Valuation allowance	(26,090,848)	(23,612,621)
Net deferred tax asset	$-	$-

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes - (continued)

As of December 31, 2015, the Company has federal, and state net operating loss carryforwards of approximately $43,017,000, and $30,203,000, respectively, to offset future federal and state taxable income, which expire at various times through 2035. The Company has foreign net operating loss carryforwards of $4,638,000 as of December 31, 2015, which can be carried forward indefinitely. As of December 31, 2015, the Company also has federal, state and foreign research and development tax credit carryforwards of approximately $920,000, $282,000, and $25,000, respectively, to offset future income taxes, which expire at various times through 2035. The federal and state net operating loss and research tax credit carryforwards may be subject to the limitations provided in the Internal Revenue Code (“IRC”) Sections 382 and 383.

The Company files United States federal income tax returns and income tax returns in the Commonwealth of Massachusetts as well as foreign tax returns for its subsidiary in France. The Company is not under examination by any jurisdiction for any tax year.

The Company has recorded a valuation allowance against its United States deferred tax assets in each of the years ended December 31, 2015 and 2014 because the Company’s management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $2,478,000 and $1,312,000 during the year ended December 31, 2015 and 2014, respectively, primarily as a result of net operating losses.

As of December 31, 2015, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company will recognize interest and penalties related to tax positions in income tax expense. The Company has not, as yet, conducted a study of R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies

Operating Leases

The Company has a current lease for the rental of office space for its corporate headquarters. The lease covers the rental of up to 4,516 square feet.

The Company executed a 2 year lease agreement commencing in December 2015 and ending in December 2017.

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

Future minimum payments under the license are $12,500 per year. The payment for 2015 was remitted on June 30, 2015.

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

14. Employee Benefit Plans

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contribution for the years ended December 31, 2015 and 2014.

15. Subsequent Events

On March 7, 2016, the Company acquired Jade Therapeutics, Inc. (“Jade”), a privately-held company developing locally administered, polymer-based products designed to treat poorly-served ophthalmic indications. Under the terms of the agreement, in consideration for the outstanding equity interests in Jade, EyeGate repaid Jade liabilities of $300,000 and will issue up to 765,728 shares of EyeGate common stock, 90% of which were issued at the closing and 10% of which will be held back for 18 months to satisfy post-closing adjustments or indemnification obligations. The closing price of the Company’s common stock on March 7, 2016 was $3.80 per share. The transaction also includes a cash earn-out provision requiring the additional payment of up to $2,164,451 contingent upon a Jade product receiving FDA marketing approval.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2016	By:	/s/ Stephen From
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen From	President, Chief Executive Officer and Director	March 30, 2016
Stephen From	(principal executive officer and principal financial and accounting officer)

/s/ Paul Chaney	Director	March 30, 2016
Paul Chaney

/s/ Morton Goldberg	Director	March 30, 2016
Morton Goldberg

/s/ Praveen Tyle	Director	March 30, 2016
Praveen Tyle

/s/ Thomas Balland	Director	March 30, 2016
Thomas Balland

/s/ Thomas E. Hancock	Director	March 30, 2016
Thomas E. Hancock

/s/ Bernard Malfroy-Camine	Director	March 30, 2016
Bernard Malfroy-Camine

/s/ Mounia Chaoui	Director	March 30, 2016
Mounia Chaoui

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit
2.1[1]	Stock Purchase Agreement, dated as of March 7, 2016, by and among the Registrant and the Sellers named therein.
3.1[2]	Restated Certificate of Incorporation of the Registrant.
3.2[2]	Amended and Restated By-laws of the Registrant
4.1[3]	Specimen Stock Certificate evidencing the shares of common stock
10.1[4]	2005 Equity Incentive Plan, as amended
10.2[5]	2014 Equity Incentive Plan
10.3[5]	Employee Stock Purchase Plan
10.4†[4]	Transaction Protocol (License Agreement), by and between Optis B.V., Optis France SA, and Mrs. Francine Behar-Cohen, dated as of July 23, 1999
10.5†[4]	Amended and Restated License Agreement, by and between University of Miami and EyeGate Pharma SA (f/k/a Optis France SA), dated as of December 16, 2005
10.6†[4]	First Amendment to First Amended and Restated License Agreement of and between EyeGate Pharma SA and University of Miami, dated as of July 7, 2014
10.7†[7]	License Agreement made as of July 9, 2015, by and among the Registrant, EyeGate Pharma S.A.S., a wholly owned subsidiary of the Registrant and Valeant Pharmaceuticals Luxembourg S.à r.l., a société à responsabilité limitée.
10.8[8]	Form of Warrant Agency Agreement, dated August 5, 2015, by and between the Registrant and VStock Transfer, LLC.
10.7[4]	Form of Indemnification Agreement
10.8[4]	Form of Notice of Stock Option Grant pertaining to the 2014 Equity Incentive Plan
10.9[4]	Form of Notice of Stock Unit Award pertaining to the 2014 Equity Incentive Plan
10.10#[4]	Form of Amended and Restated Offer of Employment by and between the Registrant and Michael Manzo
10.11#*	Second Amended and Restated Employment Agreement, dated February 25, 2016, by and between the Registrant and Stephen From
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm

31.1**	Certification pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

1	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed March 7, 2015) and incorporated by reference thereto.
2	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed February 20, 2015) and incorporated by reference thereto.
3	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (filed August 29, 2014) and incorporated by reference thereto.
4	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (filed July 30, 2014) and incorporated by reference thereto.

5	Previously filed as an exhibit to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (filed December 24, 2014) and incorporated by reference thereto.
6	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (filed September 12, 2014) and incorporated by reference thereto.
7	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 10, 2015) and incorporated by reference thereto.
8	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 5, 2015) and incorporated by reference thereto.

 ____________________________

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

#	Management contract or compensatory plan or arrangement.