Form 10-Q
period 2016-03-31
EYEGATE PHARMACEUTICALS INC
filed 2016-05-13
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(781) 788-8869

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

At May 13, 2016, there were 8,346,444 shares of the registrant’s common stock outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2016

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 29 of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 30, 2016, or the Annual Report. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I-FINANCIAL INFORMATION

Item 1.    Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$7,214,781	$8,394,133
License fee receivable	337,500	907,500
Prepaid expenses and other current assets	748,910	122,395
Current portion of refundable tax credit receivable	26,231	25,086
Total current assets	8,327,422	9,449,114
Property and equipment, net	565	-
Restricted cash	30,000	20,000
In-process R&D	3,912,314	-
Other assets	46,571	38,587
Total assets	$12,316,872	$9,507,701
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	869,341	417,697
Accrued expenses	910,665	1,095,738
Deferred revenue	2,659,970	1,907,500
Contingent consideration	1,210,000	-
Total current liabilities	5,649,976	3,420,935

Stockholders’ equity:
Common stock, $0.01 par value: 100,000,000 shares authorized; 8,346,444 shares issued and outstanding at March 31, 2016 and 7,657,287 shares issued and outstanding at December 31, 2015	83,464	76,573
Additional paid-in capital	73,934,229	71,209,530
Accumulated deficit	(67,697,734)	(65,255,301)
Common stock issuable	291,536	-
Stockholder note receivable	(58,824)	(58,824)
Accumulated other comprehensive income	114,225	114,788
Total stockholders’ equity	6,666,896	6,086,766
Total liabilities and stockholders’ equity	$12,316,872	$9,507,701

See accompanying notes to the condensed consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Operating expenses:
Research and development	$913,972	$321,439
General and administrative	1,528,778	782,846
Total operating expenses	2,442,750	1,104,285

Other income, net:
Interest income	317	163
Other income, net	-	10
Change in warrant liability	-	223,172
Interest expense	-	(1,920,146)
Total other income (expense), net	317	(1,696,801)
Net loss	(2,442,433)	(2,801,086)

Deemed dividend on preferred stock	-	(8,222,008)

Net loss attributable to non-controlling interests	-	(5,177)

Net loss attributable to EyeGate Pharmaceuticals, Inc. common stockholders	$(2,442,433)	$(11,028,271)

Net loss per common share - basic and diluted	$(0.31)	$(3.23)

Weighted average shares outstanding - basic and diluted	7,846,616	3,417,509

Net loss	$(2,442,433)	$(2,801,086)

Other comprehensive income (loss):
Foreign currency translation adjustments	(563)	51,325
Net loss attributable to non-controlling interests	-	(5,177)
Other comprehensive income attributable to non-controlling interests	-	32,967
Comprehensive income (loss) attributable to non-controlling interests	-	27,790
Comprehensive loss attributable to EyeGate Pharmaceuticals, Inc. common stockholders	$(2,442,996)	$(2,721,971)

See accompanying notes to the condensed consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Common Stock Issuable		Additional Paid In	Stockholder Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance at December 31, 2015	7,657,287	$76,573	-	$-	$71,209,530	$(58,824)	$114,788	$(65,255,301)	$6,086,766

Stock-based compensation					113,360				113,360

Shares issued and issuable to Jade Therapeutics, Inc. stockholders at acquisition	689,157	6,891	76,571	291,536	2,611,339				2,909,766

Foreign currency translation adjustment							(563)		(563)

Net loss								(2,442,433)	(2,442,433)

Balance at March 31, 2016	8,346,444	$83,464	76,571	$291,536	$73,934,229	$(58,824)	$114,225	$(67,697,734)	$6,666,896

See accompanying notes to the condensed consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(2,442,433)	$(2,801,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84	342
Non-cash interest expense charge on beneficial conversion feature of notes	-	1,663,873
Non-cash interest expense on accounting of the debt discount	-	244,111
Fair value adjustment on common stock warrants	-	(223,171)
Stock-based compensation	113,360	484,540
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(257,642)	(154,092)
Refundable tax credit receivable	(112)	(744)
License fee receivable	570,000	-
Other assets	(7,984)	463
Accounts payable	173,182	(279,714)
Deferred revenue	798,455	-
Accrued expenses	(300,413)	(703,472)
Net cash used in operating activities	(1,353,503)	(1,768,950)

Investing activities:
Acquisition of Jade (net of cash acquired)	185,746	-
Restricted cash	(10,000)	(20,000)
Net cash provided by (used in) investing activities	175,746	(20,000)

Financing activities
Proceeds from initial public stock offering	-	4,099,500
Exercise of common stock options	-	14,948
Offering costs		(224,864)
Grant refund		(32,628)
Net cash provided by financing activities	-	3,856,956
Effect of exchange rate changes on cash	(1,595)	50,177
Net (decrease) increase in cash	(1,179,352)	2,118,183
Cash, beginning of period	8,394,133	167,001
Cash, end of period	$7,214,781	$2,285,184
Supplemental disclosure of noncash investing and financing activities
Conversion of non-controlling interests to common stock	$-	$6,818,732
Conversion of preferred stock into common stock	$-	$36,408,666
Exercise of common warrants	$-	$97
Conversion of promissory notes and accrued interest into common stock	$-	$3,532,694
Deemed dividend on conversion of preferred stock	$-	$8,222,008
Application of deferred offering costs on IPO	$-	$1,148,994
Warrant liability reclassified to stockholders’ equity	$-	$79,930
Issuance of capital stock to acquire Jade Therapeutics LLC	$2,442,711	$-
Contingent liability in connection with the Jade transaction	$1,210,000	$-

See accompanying notes to the condensed consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business

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

On February 13, 2015, the Company completed an initial public offering (“the IPO”) for 683,250 shares of common stock. The common stock was offered at an initial price to the public of $6.00 per share. The gross proceeds to the Company from this offering was approximately $4,100,000 before deducting underwriting discounts and other estimated offering expenses. The shares began trading on the OTCQB Venture Marketplace under the symbol “EYEG” on February 13, 2015 and the initial offering was closed on February 19, 2015. In related transactions, the Company converted all outstanding notes payable to stockholders and all shares of its convertible preferred stock to shares of common stock. The notes were converted to common shares at the discounted price of $4.20 per share and the various classes of preferred shares were converted to common stock at a different ratio for each class of preferred shares for 1.00 share of common stock. As of March 31, 2016, there are 8,346,444 shares of common stock outstanding at a par value of $0.01. All preferred stock, stockholder notes and warrant liabilities have been extinguished. On August 5, 2015, the Company closed an underwritten public offering of 1,176,470 shares of its common stock and warrants to purchase 1,176,470 shares of its common stock at a combined public offering price of $8.50 per share of common stock and warrant, before underwriting discounts and commissions. The warrants have an exercise price of $10.62 per share, are immediately exercisable, and expire on August 5, 2020.  At the closing of the offering, the Company also issued and sold additional warrants to purchase up to 176,470 shares of common stock in connection with the full exercise of the underwriters’ over-allotment option to purchase additional warrants. The net proceeds to the Company were approximately $8.8 million, assuming no exercise of the warrants, and after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

The Company’s common stock trades on the Nasdaq Stock Market under the symbol “EYEG”.

Effective March 7, 2016, the Company acquired all of the capital stock of Jade Therapeutics, Inc. (“Jade”), a privately-held company developing locally-administered, polymer-based products designed to treat poorly-served ophthalmic indications (the “Jade Acquisition”). See Note 12.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying condensed consolidated financial statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2016, EyeGate has cash and cash equivalents of $7,214,781, and an accumulated deficit of $67,697,734. EyeGate has incurred operating losses and negative operating cash flows since inception, and future losses are anticipated. The Company anticipates having sufficient cash to fund planned operations for approximately 12 to 15 months, however, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although the Company completed the IPO and follow-on offering, additional capital may not be available on terms favorable to EyeGate, if at all. On May 6, 2016, the SEC declared effective our Form S-3, registering a total of 100,000,000 shares for sale to the public in what is known as a “shelf offering”. We do not know if our shelf offering will be successful or not. Accordingly, no assurances can be given that management will be successful in these endeavors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, EyeGate Pharma S.A.S.and Jade, (since date of acquisition) collectively referred to as the Company. All inter-company balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or eliminated. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the annual financial statements of the Company as of and for the year ended December 31, 2015.

Unaudited Interim Financial Information

The accompanying interim financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for an interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions are required in providing for the accruals for our clinical trials underway, establishing useful lives of intangible assets and property and equipment, and conducting impairment reviews of long-lived assets. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of 90 days or less when acquired that are not restricted as to withdrawal, to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents, which were nominal in amount, consisted of money market accounts that are readily convertible to cash. As of March 31, 2016 and December 31, 2015, the Company has classified $30,000 and $20,000, respectively, as restricted cash.

Impairment of Long-Lived Assets

The Company evaluates the potential impairment of long-lived assets and long-lived assets to be disposed of and considers whether long-lived assets held for use have been impaired whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Management makes significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity in order to test for impairment. Management reports those long-lived assets to be disposed of and assets held for sale at the lower of carrying amount or fair value less cost to sell. Based on current facts, estimates and assumptions, management believes that no assets are impaired at March 31, 2016. There is no assurance that management’s estimates and assumptions will not change in future periods.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – (continued)

Research and Development Expenses

We expense research and development expenditures as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, benefits, facilities, research-related overhead, sponsored research costs, contracted services, license fees, and other external costs. Because the Company believes that, under its current process for developing its product, viability of the product is essentially concurrent with the establishment of technological feasibility, no costs have been capitalized to date.

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

Accrued Clinical Expenses

As part of our process of preparing the condensed consolidated financial statements, the Company is required to estimate its accrued expenses. This process includes reviewing open contracts and purchase orders, communicating with its applicable personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated costs incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs. The majority of the Company’s service providers invoice monthly in arrears for services performed. The Company makes estimates of its accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known at the time. The Company periodically confirms the accuracy of these estimates with the service providers and makes adjustments if necessary.

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

The Company recognizes the impact of an uncertain tax position in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of March 31, 2016, the Company had no unrecognized uncertain tax positions.

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

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based on the amount of compensation expenses recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax benefit realized on the Company’s income tax return are recorded in additional paid-in capital if the tax benefit exceeds the deferred tax asset, or in the condensed consolidated statements of operations if the deferred tax asset exceeds the tax benefit and no additional paid-in capital exists from previous awards.

Related Party Transactions

The Company has entered into certain related party transactions with a vendor and two consultants in connection with its acquisition of Jade. The amounts recorded or paid are not material to the accompanying financial statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – (continued)

Net Loss per Share

Basic and diluted net loss per common share is based on the weighted-average number of shares outstanding common stock.

In computing diluted loss per share, no effect has been given to the shares of common stock issuable upon the conversion or exercise of the following dilutive securities as the Company’s net loss would make the effect anti-dilutive.

	March 31, 2016 (unaudited)	March 31, 2015
Common stock warrants	1,981,736	637,980
Employee stock options	1,487,892	1,156,090
Total shares of common stock issuable	3,469,628	1,794,070

Fair Value of Financial Instruments

The carrying amounts of receivables and payables approximate their fair values due to the short-term nature of these financial instruments. As of March 31, 2016 and December 31, 2015, the fair value of the Company’s money market funds was $6,500,626 and $2,000,190, respectively.

At March 31, 2016 and December 31, 2015, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement.

Revenue Recognition

The Company follows Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2010-17, Revenue Recognition-Milestone Method, in connection with its accounting for collaboration arrangements. The Company’s revenues are generated primarily through arrangements which generally contain multiple elements, or deliverables, including licenses and research and development activities to be performed by the Company on behalf of the licensee. Payments to EyeGate under these arrangements typically include one or more of the following: (1) nonrefundable, upfront license fees, (2) funding of discovery research efforts on a full-time equivalent (“FTE”) basis, (3) reimbursement of research, development and intellectual property costs, (4) milestone payments, and (5) royalties on future product sales.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – (continued)

The Company aggregates its milestones into four categories: (i) clinical and development milestones, (ii) chemistry, manufacturing and control (“CMC”) validation, (iii) regulatory milestones, and (iv) commercial milestones. Clinical and development milestones are typically achieved when a product candidate advances into a defined phase of clinical research or completes such phase or when a contractually specified clinical trial enrollment target is attained. CMC validation milestones are typically achieved when the validation paperwork is finalized. Regulatory milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other global regulatory authorities. For example, a milestone payment may be due to the Company upon the FDA’s acceptance of an NDA. Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount.

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

The U.S. Department of Defense and the National Science Foundation have each committed to grant funds to Jade for specified ocular therapeutic research activities (together, the “U.S. Government Grants”) to be conducted through 2017, of which grants approximately $1.500 million remain to be funded. The Company recognizes grant funds as revenue when it performs the activities specified by the terms of the grant and is entitled to the funds.

3. Property and Equipment

Property and equipment at March 31, 2016 (unaudited) and December 31, 2015 consists of the following:

	Estimated Useful Life (Years)	March 31, 2016	December 31, 2015
Laboratory equipment	7	$14,661	$14,661
Computer equipment	3	183,563	182,914
Computer software	3	46,038	46,038
Furniture, fixtures and office equipment	5	24,480	24,480
		268,742	268,093
Less accumulated depreciation		268,177	268,093
		$565	$-

Depreciation expense was $84 and $342 for the three month periods ended March 31, 2016 and 2015, respectively. Effective March 7, 2016 with the Jade Acquisition, the Company added computer equipment of $649.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2016 (unaudited)	December 31, 2015
Payroll and benefits	$100,616	$652,609
Clinical trials	255,000	365,277
Consulting	35,700	18,500
Professional fees	179,349	59,352
Insurance	340,000	-
Total accrued expenses	$910,665	$1,095,738

5. Debt

The Company has no indebtedness other than trade and accounts payable in the ordinary course of business.

6. Capital Stock

At each of March 31, 2016 and December 31, 2015, the Company had 100,000,000 and 100,000,000 authorized shares of common stock, $0.01 par value, respectively, of which 8,346,444 and 7,657,287 shares, respectively, were outstanding, and 10,000,000 and 10,000,000 authorized shares of preferred stock, $0.01 par value, respectively, of which no shares were issued and outstanding.

7. Warrants

At March 31, 2016, the following warrants were outstanding:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2015	1,983,673	$9.18	5.07
Issued	-	$-
Exercised	-	$-
Forfeited	(1,937)	$9.18
Outstanding at March 31, 2016	1,981,736	$9.18	5.07

Warrants	Remaining Term	Exercise Price
1,981,736	5.07	$9.18

All of the warrant agreements contain a provision providing for a cashless exercise whereby, the number of warrants to be issued will be reduced by the number shares which could be purchased from the proceeds of the exercise of the respective warrant. The remaining warrants expire from 2016 through 2025.

8. Stockholder Notes Receivable

In 2005 and 2006, certain of the Company’s stockholders and officers issued various promissory notes totaling $195,000 for the sale of common stock. The notes were full recourse and were collateralized by the shares of stock sold. The amended notes bore compound interest at 0.93%, effective October 1, 2012. The note holders were granted an extension of maturity to October 1, 2016.

On January 15, 2014, the Board authorized loan forgiveness on the promissory note with the President of EyeGate. The principal on the note and accrued interest forgiven was included as a component of general and administrative expense for the year ended December 31, 2014. As of March 31, 2016 and December 31, 2015, principal and accrued interest of $89,202 and $88,995 was outstanding on the remaining stockholder note.

EYEGATE PHARMACEUTICALS, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Equity Incentive Plan

In 2005, the Company approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the granting of options, restricted stock or other stock-based awards to employees, officers, directors, consultants and advisors. During 2010, the maximum number of shares of common stock that may be issued pursuant to the 2005 Plan was increased to 891,222 shares. The Board is responsible for administration of the 2005 Plan. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the par value per share.

The Company’s Board adopted the 2014 Equity Incentive Plan, or the (“2014 Plan”) and the Employee Stock Purchase Plan the (“ESPP”), and the Company’s stockholders approved the 2014 Plan and the ESPP Plan in February 2015. The maximum number of shares of common stock that may be issued pursuant to the 2014 Plan and the ESPP is 1,034,888 and 70,567, respectively.

In January 2016, the number of shares of common stock issuable under the 2014 Plan automatically increased by 306,291 shares pursuant to the terms of the 2014 Plan, which additional shares are included in the total of 1,034,888 shares issuable under the 2014 Plan.

The following is a summary of stock option activity for the three months ended March 31, 2015 and 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (In Years)
Three months ended March 31, 2015
Outstanding at beginning of year	752,372	$0.91	4.55
Granted	435,393	5.80	9.88
Exercised	(23,075)	$0.65
Expired	(8,600)	$0.65
Outstanding at end of period	1,156,090	$2.69	5.05

Exercisable at end of period	827,529	$2.46	6.87

Vested and expected to vest at end of period	827,529	$2.46	6.87

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (In Years)
Three months ended March 31, 2016
Outstanding at beginning of year	1,277,367	$2.75	4.94
Granted	210,525	2.91	9.91
Exercised	-	$-
Expired	-	$-
Outstanding at end of period	1,487,892	$2.80	5.48

Exercisable at end of period	975,881	$2.68	5.51

Vested and expected to vest at end of period	975,881	$2.68	5.51

On February 24, 2015, the Board approved the issuance of 350,000 stock options under the 2014 Plan to two executives and seven members of the Board. These options vest 25% on the grant date, 25% on the one-year anniversary of the grant date, and the remaining 50% in 24 monthly equal installments thereafter.

On January 25, 2016, the Board approved the grant of options to purchase 48,300 shares of its common stock to two executives and seven members of the Board. On March 7, 2016, in connection with the Jade Acquisition, the Board approved the grant of options to purchase 47,786 shares of its common stock to two executives. On March 29, 2016, the Board approved the grant of options to purchase 114,438 shares of its common stock. In general, options granted under the 2014 Plan vest 33% on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

The total stock-based compensation expense for employees and non-employees is included in the accompanying condensed consolidated statements of operations and as follows:

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Equity Incentive Plan – (continued)

	Three Months Ended March 31,
	2016	2015
Research and development	$18,459	$174,586
General and administrative	94,901	309,954
	$113,360	$484,540

The fair value of options granted for the three months ended March 31, 2016 and March 31, 2015 was approximately $375,747 and $443,807, respectively. As of March 31, 2016 and March 31, 2015, there is approximately $1,145,000 and $911,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted-average period of 3.00 and 3.63 years, respectively. The fair value of stock options outstanding and exercisable at March 31, 2016 is approximately $1,562,000. There were no stock options exercised during 2016.

At March 31, 2016, there were 209,761 options available under the 2014 Plan.

10. Commitments and Contingencies

Operating Leases

The Company has in place a lease for the rental of office space in Waltham, Massachusetts of up to 4,516 square feet, to be used for its corporate headquarters. The lease ends in December 2017. The Company expects to enter into a lease for the rental of office and laboratory space in the second quarter of 2016 in Salt Lake, Utah for its Jade subsidiary.

License Agreements

The Company is a licensee under two license agreements that grant the Company the exclusive right to commercialize the technology related to its proprietary drug delivery system. Both license agreements require the Company to pay royalties to the licensor based on revenues related to the licensed technology.

One of the license agreements, as amended, requires the Company to pay an annual license fee of $12,500. This license also requires payments upon the Company’s achievement of certain milestones. Unless terminated pursuant to the license agreement, this license will expire 12 years after the date of the first commercial sale of a product containing the licensed technology.

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

11. Employee Benefit Plans

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contribution for the three months ended March 31, 2016 and 2015.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Acquisitions

Jade Therapeutics, Inc. Acquisition

Effective March 7, 2016, the Company acquired all of the capital stock of Jade Therapeutics, Inc. (“Jade”), a privately-held company developing locally-administered, polymer-based products designed to treat poorly-served ophthalmic indications. With the Jade Acquisition, Jade became a wholly-owned subsidiary of EyeGate. Under the terms of the Jade Acquisition agreement, in consideration for 100% of the outstanding equity interests in Jade, we repaid Jade liabilities of up to $300,000 and agreed to issue 765,728 shares of our common stock, 90% of which were issued at the closing, and 10% of which will be held back for 18 months in order to satisfy post-closing adjustments or indemnification obligations. The Jade Acquisition also includes a cash earn-out provision calling for an additional cash payment of $2,164,451, contingent upon a Jade product receiving FDA marketing approval. The fair value of the shares we agreed to issue in the Jade Acquisition was approximately $2.910 million based on the closing price per share of our Common Stock as reported by NASDAQ Stock Exchange on the closing date of the acquisition, $3.80 per share.

The following table summarizes the preliminary purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed in the Jade Acquisition at the date of acquisition. The purchase price allocation for Jade is preliminary pending completion of the fair value analysis of acquired assets and liabilities:

Jade
Current assets (1)	$600,604
Intangible assets	2,702,314
Property, plant and equipment (net)	649
Accounts payable and other liabilities	(393,801)
Contingent consideration	1,210,000
Assumed liabilities	(300,000)
Total purchase price	$3,819,766
(1)	Current assets include cash, grants receivable and prepaid expenses of $0.186 million, $0.046 million and $0.369 million, respectively, related to the Jade Acquisition.

Net loss in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 includes net losses of Jade from the date of acquisition to March 31, 2016 of $0.118 million. Our Intangible assets, which consist solely of in-process research and development, will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval, the Intangible assets are then accounted for as finite-lived intangible assets and amortized on a straight-line basis over its estimated useful life. We expect to amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, currently 3 years.

We recognized $0.234 million of acquisition-related costs for the Jade Acquisition that were expensed in the current period as a component of Selling, general and administrative expense.

Pro forma disclosure for Jade acquisition

The following table includes the pro forma results for the three months ended March 31, 2016 and 2015 of the combined companies as though the Jade Acquisition had been completed as of the beginning of the period presented.

	For the three months ended March 31,
	2016	2015
Revenues	$282,924	$151,051
Net income (loss)	(2,374,993)	(2,782,685)
Net loss attributable to common stockholders	(2,375,546)	(11,009,870)

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Acquisitions – (continued)

The pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated Jade as of the beginning of the period presented.

13. Subsequent Events

None.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 29 of our Annual Report. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Quarterly Report on Form 10-Q.

Business Overview

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

Effective March 7, 2016, the Company acquired all of the capital stock of Jade Therapeutics, Inc. (“Jade”), a privately-held company developing locally-administered, polymer-based products designed to treat poorly-served ophthalmic indications (the “Jade Acquisition”). With the Jade Acquisition, Jade became a wholly-owned subsidiary of EyeGate. Under the terms of the Jade Acquisition agreement, in consideration for 100% of the outstanding equity interests in Jade, we repaid Jade liabilities of up to $300,000 and agreed to issue 765,728 shares of our common stock, 90% of which were issued at the closing, and 10% of which will be held back for 18 months in order to satisfy post-closing adjustments or indemnification obligations. The Jade Acquisition transaction also includes a cash earn-out provision calling for an additional cash payment of $2,164,451, contingent upon a Jade product receiving FDA marketing approval.

Jade’s proprietary, cross-linked thiolated carboxymethyl hyaluronic acid (“CMHA-S”) is a modified form of the natural polymer hyaluronic acid (HA) which possesses unique physical and chemical properties such as viscoelasticity and water retention. The ability of CMHA-S to adhere longer to the ocular surface, resist degradation and protect the ocular surface makes it well-suited for treating various ocular surface injuries. This novel cross-linked HA product has demonstrated global safety and efficacy in small animals in a real world setting, as it is already marketed worldwide as a veterinary product by BayerDVM under the Remend™ brand to treat corneal wounds. EyeGate intends to initiate a clinical study for Jade’s lead product candidate for corneal epithelial defects in late 2016.

The Jade Acquisition strengthens our market position as an integrated ocular therapeutics company through the addition of a robust preclinical pipeline that complements our ongoing efforts to develop novel treatments for diseases of the eye. The acquisition also expands the Company’s development focus, and builds a diversified portfolio of ocular therapeutic assets consisting of EGP-437 and the Company’s iontophoretic delivery technology, complemented by Jade’s CMHA-S-based product pipeline. Our expanded product pipeline now includes both preclinical and clinical assets that collectively address a large market opportunity consisting of various treatments for patients suffering from eye disorders.

We have not generated significant revenue. We have never been profitable and, from December 26, 2004 (inception) through March 31, 2016, our losses from operations have been $67.5 million. Our net loss was approximately $2.4 million and $2.8 million for the three months ended March 31, 2016 and 2015, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our EGP-437 and EyeGate® II Delivery System, or the EGP-437 Combination Product, for Jade’s lead product candidate for corneal epithelial defects, and any other product candidates we advance to clinical development. If we obtain regulatory approval for the EGP-437 Combination Product, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the EGP-437 Combination Product, including sales, marketing and distribution functions. Likewise, if we obtain regulatory approval for Jade’s lead product candidate for corneal epithelial defects, we expect to incur additional significant sales, marketing and distribution expenses.

On July 9, 2015, we entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant Pharmaceuticals International, Inc., or Valeant, through which we granted Valeant exclusive, worldwide commercial and manufacturing rights to our EyeGate® II Delivery System and EGP-437 combination product, or our Product, in the field of uveitis, as well as a right of last negotiation to license our Product for other indications. Under the agreement, Valeant paid us an upfront payment of $1.0 million. We are eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified developmental and commercial milestones, and as of March 31, 2016 we have received an aggregate of approximately $2.2 million in milestone payments from Valeant. In addition, we are eligible to receive royalties based on a specified percent of net sales of our Product throughout the world, subject to adjustment in certain circumstances.

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

We were formed in Delaware on December 26, 2004. We were originally incorporated in 1998 under the name of Optis France S.A. in Paris, France. At that time, the name of the French corporation was changed to EyeGate Pharma S.A.S. and became a subsidiary of EyeGate Pharmaceuticals, Inc. Jade Therapeutics, Inc.was formed in Delaware on December 31, 2012. EyeGate Pharma S.A.S.and Jade are wholly-owned subsidiaries of EyeGate Pharmaceuticals, Inc.

Financial Overview

Revenues

To date, EyeGate has recognized limited revenue, principally from several U.S. government grants made to Jade for ocular therapeutic research (collectively, the “U.S. Government Grants”), and we expect to continue to incur significant operating losses as we fund research and clinical trial activities relating to our ocular therapeutic assets, consisting of EGP-437, the Company’s iontophoretic delivery technology, and Jade’s CMHA-S-based products. There can be no guarantee that the losses incurred to fund these activities will be successful in ultimately generating revenues.

Research and Development Expenses

The Company incurs significant costs in funding the development of its ocular therapeutic assets. In general, we expense virtually all of our costs as incurred. We expense all research and development expenses as they are incurred. We expect our research and development expenses to increase for the foreseeable future as we advance our ocular therapeutic products through clinical development, including the conduct of our planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in these processes, and we may never succeed in achieving marketing approval for our product candidate.

General and Administrative Expenses

We expense general and administrative costs as they are incurred, and expect that these expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly-traded company and maintaining compliance with NASDAQ listing and SEC filing and other requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions. While our critical accounting policies are discussed in more detail in Note 2 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the policies below are particularly important in evaluating our financial condition and results of operations.

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

Stock-Based Compensation

We have issued options to purchase our common stock. We account for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation .. ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service/vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility.

During three months ended March 31, 2016, we granted options to purchase 210,525 shares of our common stock.

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

Results of Operations

Comparison of Three Months ended March 31, 2016 and 2015

The following table summarizes the results of our operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
Operating expenses:
Research and development	$913,972	$321,439	$(592,533)
General and administrative	1,528,778	782,846	(745,932)
Total operating expenses	2,442,750	1,104,285	(1,338,465)
Other income (expense), net:	317	(1,696,801)	1,697,118
Net loss	(2,442,433)	(2,801,086)	358,653
Net income attributable to non-controlling interest	-	(5,177)	5,177
Deemed dividend on preferred stock		(8,222,008)	8,222,008
Net loss to EyeGate Pharmaceuticals, Inc. common stockholders	$(2,442,433)	$(11,028,271)	$8,585,838

Research and Development Expenses.  Research and development expenses were $0.914 million for the three months ended March 31, 2016, compared to $0.321 million for the three months ended March 31, 2015. The increase of $0.593 million is primarily due to an increase in clinical activity related to the resumption of Phase III clinical trial for the treatment of anterior uveitis, the Phase I/II macular edema trial, and additional research and development expenses attributable to Jade’s CMHA-S-based product pipeline of $0.073 million.

General and Administrative Expenses.  General and administrative expenses were $1.529 million for the three months ended March 31, 2016, compared to $0.783 million for the three months ended March 31, 2015. The increase of $0.746 million was due primarily to an increase in stock compensation charges for options issued in connection with the Company’s stock offerings and new employees. Increases in payroll and other expenses were also realized as company operations have expanded following the receipt of funds from our two common stock offerings and the Jade Acquisition.

Other (Expense) Income.  Total other (expense) income was $0 million and $(1.697) million for the three months ended March 31, 2016 and 2015, respectively. The change of $1.697 million is comprised primarily of a decline in financing and advisory expenses relating to the Company’s Initial Public Offering (“IPO”) in the first quarter of 2015.

Net Loss and Deemed Dividend on Preferred Stock. The net loss attributable to EyeGate Pharmaceuticals, Inc. stockholders of $(2.442) million for the three months ended March 31, 2016 was significantly smaller than the net loss of $(11.028) million for the three months ended March 21, 2015, due principally to a non-recurring deemed dividend to preferred stockholders that occurred in connection with our IPO in the first quarter of 2015.

Liquidity and Capital Resources

In addition to proceeds from the two public offerings of our common stock, we have funded our operations since inception through the issuance of convertible preferred stock, shares of our subsidiary and convertible promissory notes and, to a lesser extent, through research and development tax credits. Through March 31, 2016, we had raised a total of $70.400 million from such sales of our equity securities and debt instruments.

In March 2016, we issued approximately 690,000 shares of our common stock and paid approximately $0.300 million in cash to fund the Jade Acquisition.

On July 9, 2015, EyeGate received the initial $1.000 million payment from Valeant as provided under the licensing agreement executed on that date (the “Valeant Agreement”). On January 8, 2016, we received a cash payment of $0.908 million, and on February 22, 2016 we received a cash payment of $0.270 million, both under the Valeant Agreement, which is presented as deferred revenue on our condensed consolidated balance sheet.

At March 31, 2016, we had cash and cash equivalents totaling $7.215 million.

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Cash used in operating activities	$(1,353,503)	$(1,768,950)
Cash provided by (used in) investing activities	175,746	(20,000)
Cash provided by financing activities	-	3,856,956

Comparison of Three Months Ended March 31, 2016 and 2015

Operating Activities. Net cash used in operating activities was $1.354 million for the three months ended March 31, 2016, compared to net cash used in operating activities of $1.769 million for the three months ended March 31, 2015. The primary use of cash was to fund operating losses of $2.443 million in 2016, offset by the positive impact of receiving cash payments from Valeant that is classified as Deferred Revenue on the balance sheet.

Investing Activities. On March 7, 2016, we acquired Jade Therapeutics, Inc., a stock and cash transaction that required the use of $0.300 million in cash.

Financing Activities. We generated no cash from financing activities in the first quarter of 2016.

Funding Requirements and Other Liquidity Matters

Our EGP-437 Combination Product and our CMHA-S-based product pipeline are still in various stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	seek marketing approval for our EGP-437 Combination Product and our CMHA-S-based products;

•	establish a sales and marketing infrastructure to commercialize our EGP-437 Combination Product and our CMHA-S-based products in the United States, if approved;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including our EGP-437 Combination Product and our CMHA-S-based products, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market EGP-437 and CMHA-S-based products that we would otherwise prefer to develop and market ourselves.

Based on our cash on hand at March 31, 2016, we will have sufficient cash to fund planned operations for approximately 12 to 15 months. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we completed the IPO and follow-on offering, additional capital may not be available on terms favorable to EyeGate, if at all. On May 6, 2016, the SEC declared effective our Form S-3, registering a total of 100,000,000 shares for sale to the public in what is known as a “shelf offering”. We do not know if our shelf offering will be successful or not. Accordingly, no assurances can be given that management will be successful in these endeavors. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as or March 31, 2016.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2016:

	Total	Less than 1 year	1-3 years	More than 3 years
Operating Leases (1)	$212,236	$105,368	$106,868	$-
Licensing Agreement (2)	75,000	12,500	37,500	25,000
Purchase Obligations (3)	2,396,749	1,476,175	920,574	-
Total (4)	$2,683,985	$1,594,043	$1,064,942	$25,000

(1)	Operating lease obligations reflect our obligation to make payments in connection with leases for our office space.

(2)	Licensing Agreement obligations represent our commitments under license agreements, including those made by the Company under its license agreement with the University Of Miami School Of Medicine.

(3)	Purchase obligations relate to a Master Service Agreement with a contract research organization (“CRO”). The CRO will provide clinical research services for Phase III study in patients with non-infectious anterior segment uveitis .

(4)	This table does not include (a) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer and our Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

If we are unable to correct deficiencies in internal controls, if any, in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC may be adversely affected.

Changes in Internal Control over Financial Reporting

In connection with the acquisitions of Jade in March 2016, we began implementing standards and procedures at Jade, including establishing controls over accounting systems and establishing controls over the preparation of financial statements in accordance with generally accepted accounting principles to ensure that we have in place appropriate internal control over financial reporting at Jade. We are continuing to integrate the acquired operations of Jade into our overall internal control over financial reporting process.

These changes to the Company’s internal control over financial reporting that occurred during the most recent quarter ended March 31, 2016 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

While we are not currently a party to any legal proceedings, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.

Item 1A.	Risk Factors.

In addition to the risk factors below, Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016, contains risk factors identified by the Company. Except for the risk factors below, there have been no material changes to the risk factors we previously disclosed. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

We may fail to realize any benefits and incur losses related to any acquisition.

The success of our strategic acquisitions, including the Jade Acquisition, will depend, in part, on our ability to successfully integrate the acquired businesses with our existing business. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers and employees or to achieve the anticipated benefits of the acquisition. Successful integration may also be hampered by any differences between the operations and corporate culture of the two organizations. Our obligation to support Jade with working capital may require us to divert resources from our existing business. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected.

Additionally, Jade Therapeutics incurred substantial net losses prior to the Jade Acquisition. We expect the operations we acquired in the Jade Acquisition to continue to incur additional losses, which will accelerate our cash outflows and may significantly impact the timing for raising additional capital to complete development of our products. Adequate additional financing may not be available to us on acceptable terms, or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On March 7, 2016, we completed the Jade Acquisition, in which we acquired 100% of the equity interests in Jade. As part of the consideration for the Jade Acquisition, we issued 689,157 shares of our common stock to the former securityholders of Jade on March 7, 2016, with an additional 76,571 shares of our common stock being held back for a period of 18 months for potential post-closing and/or working capital adjustments, and/or indemnification claims.  The issuance of shares of our common stock to the former securityholders of Jade was not registered, and will not be registered, under the Securities Act, pursuant to an exemption from the registration requirements provided by Section 4(a)(2) of Regulation D thereunder.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

Date: May 13, 2016	By:	/s/ Stephen From
President and Chief Executive Officer (Principal executive officer)

Date: May 13, 2016	By:	/s/ Ryan R. Brenneman
Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit
2.1[1]	Stock Purchase Agreement, dated as of March 7, 2016, by and among EyeGate Pharmaceuticals, Inc. and the Sellers named therein.

10.1#[2]	Second Amended and Restated Employment Agreement, dated February 25, 2016, by and between EyeGate Pharmaceuticals, Inc. and Stephen From.

31.1**	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed March 7, 2016) and incorporated by reference thereto.

2	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 30, 2016) and incorporated by reference thereto.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act.

#	Management contract or compensatory plan or arrangement.

