Form 10-Q
period 2016-06-30
EYEGATE PHARMACEUTICALS INC
filed 2016-08-10
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At August 10, 2016, there were 8,951,883 shares of the registrant’s Common Stock outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2016

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 29 of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 30, 2016, or the Annual Report, and our Quarterly Report on Form 10-Q, as filed with the SEC on May 13, 2016. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I-FINANCIAL INFORMATION

Item 1.    Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$8,026,419	$8,394,133
License Fee Receivable	45,984	907,500
Prepaid Expenses and Other Current Assets	676,725	122,395
Refundable Tax Credit Receivable	27,178	25,086
Total Current Assets	8,776,306	9,449,114
Non-Current Assets:
Property and Equipment, Net	404	-
Restricted Cash	45,000	20,000
In-Process Research and Development	3,912,314	-
Other Assets	49,244	38,587
Total Non-Current Assets	4,006,962	58,587
Total Assets	$12,783,268	$9,507,701
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,229,925	$417,697
Accrued Expenses	1,311,715	1,095,738
Deferred Revenue	2,563,323	1,907,500
Total Current Liabilities	5,104,963	3,420,935
Non-Current Liabilities:
Contingent Consideration	1,210,000	-
Total Liabilities	6,314,963	3,420,935

Stockholders’ Equity:
Common Stock, $0.01 par value: 100,000,000 shares authorized; 8,951,883 shares issued and outstanding at June 30, 2016, and 7,657,287 shares issued and outstanding at December 31, 2015	89,519	76,573
Preferred Stock, $0.01 par value, 10,000,000 shares authorized, 3,750 designated Series A, 2,652.75 shares issued and outstanding at June 30, 2016, and 0 shares issued and outstanding at December 31, 2015	27	-
Common Stock Issuable	205,207	-
Additional Paid-In Capital	77,639,662	71,209,530
Accumulated Deficit	(71,521,015)	(65,255,301)
Stockholder Note Receivable	(58,824)	(58,824)
Accumulated Other Comprehensive Income	113,729	114,788
Total Stockholders’ Equity	6,468,305	6,086,766
Total Liabilities and Stockholders’ Equity	$12,783,268	$9,507,701

See accompanying notes to the condensed consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Collaboration Revenue	$234,600	$-	$234,600	$-
Operating Expenses:
Research and Development	2,481,534	604,108	3,395,506	925,547
General and Administrative	1,579,155	939,487	3,107,933	1,722,333
Total Operating Expenses	4,060,689	1,543,595	6,503,439	2,647,880
Other Income (Expense), Net:
Interest Income	2,808	2,242	3,125	2,406
Interest Expense	-	-	-	(1,920,146)
Change in Warrant Liability	-	-	-	223,172
Other Income	-	-	-	9
Total Other Income (Expense), Net	2,808	2,242	3,125	(1,694,559)
Net Loss Attributable to Common Stockholders	$(3,823,281)	$(1,541,353)	$(6,265,714)	$(4,342,439)
Deemed Dividend on Preferred Stock	-	-	-	(8,222,008)
Net Income Attributable to Non-Controlling Interests	-	-	-	(5,177)
Net Loss Attributable to Common Stockholders	$(3,823,281)	$(1,541,353)	$(6,265,714)	$(12,569,624)
Net Loss per Common Share - basic and diluted	$(0.46)	$(0.24)	$(0.77)	$(2.57)
Weighted-Average Shares Outstanding - basic and diluted	8,374,518	6,363,027	8,110,567	4,898,405

Net Loss Attributable to Common Stockholders	$(3,823,281)	$(1,541,353)	$(6,265,714)	$(4,342,439)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(496)	29,988	(1,059)	81,313
Comprehensive Loss	(3,823,777)	(1,511,365)	(6,266,773)	(4,261,126)
Less:
Net Loss Attributable to Non-Controlling Interests	-	-	-	(5,177)
Other Comprehensive Income Attributable to Non-Controlling Interests	-	-	-	32,967
Comprehensive Income Attributable to Non-Controlling Interests	-	-	-	27,790
Comprehensive Loss Attributable to Common Stockholders	$(3,823,777)	$(1,511,365)	$(6,266,773)	$(4,233,336)

See accompanying notes to the condensed consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Series A Preferred Stock		Common Stock Issuable		Additional Paid In	Stockholder Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance at December 31, 2015	7,657,287	$76,573	-	$-	-	$-	$71,209,530	$(58,824)	$114,788	$(65,255,301)	$6,086,766

Stock-Based Compensation							237,404				237,404
Shares Issued to Jade Therapeutics, Inc. Stockholders at Acquisition	689,157	6,891			76,571	291,536	2,611,339				2,909,766
Issuance of Holdback Shares from the Jade Acquisition	22,674	227			(22,674)	(86,329)	86,102
Issuance of Common Stock in Offering, Net of Offering Costs	441,000	4,410					664,027				668,437
Issuance of Series A Preferred Stock, Net of Offering Costs			2,777	28			2,776,471				2,776,499
Conversion of Series A Preferred Stock	55,000	550	(124)	(1)			(549)
Exercise of Common Stock Options	86,765	868					55,338				56,206
Foreign Currency Translation Adjustment									(1,059)		(1,059)
Net Loss Attributable to Common Stockholders										(6,265,714)	(6,265,714)

Balance at June 30, 2016	8,951,883	$89,519	2,653	$27	53,897	$205,207	$77,639,662	$(58,824)	$113,729	$(71,521,015)	$6,468,305

See accompanying notes to the condensed consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net Loss	$(6,265,714)	$(4,342,439)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	245	684
Non-Cash Interest Expense Charge on Beneficial Conversion Feature of Notes	-	1,663,873
Non-Cash Interest Expense Relating to Debt Discount	-	244,111
Fair Value Adjustment on Common Stock Warrants	-	(223,172)
Stock-Based Compensation	237,404	775,295
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	(143,622)	(107,206)
Refundable Tax Credit Receivable	(2,092)	798
License Fee Receivable	861,516	-
Other Assets	(6,506)	327
Accounts Payable	533,766	(228,337)
Deferred Revenue	655,823	-
Accrued Expenses	100,637	(524,986)
Net Cash Used in Operating Activities	(4,028,543)	(2,741,052)

Investing Activities:
Acquisition of Jade (Net of Cash Acquired)	185,746	-
Restricted Cash	(25,000)	(20,000)
Net Cash Provided by (Used in) Investing Activities	160,746	(20,000)

Financing Activities:
Proceeds from Initial Public Stock Offering	-	4,099,500
Proceeds from Public Stock Offering	3,768,750	-
Exercise of Common Stock Options	56,206	14,948
Offering Costs	(323,814)	(293,381)
Grant Refund	-	(32,628)
Net Cash Provided by Financing Activities	3,501,142	3,788,439
Effect of Exchange Rate Changes on Cash	(1,059)	79,577
Net (Decrease) Increase in Cash	(367,714)	1,106,964
Cash, Beginning of Period	8,394,133	167,001
Cash, End of Period	$8,026,419	$1,273,965
Supplemental Disclosure of Noncash Investing and Financing Activities:
Conversion of Non-Controlling Interests to Common Stock	$-	$6,818,732
Conversion of Preferred Stock into Common Stock	$-	$36,408,666
Exercise of Common Stock Warrants	$-	$97
Conversion of Promissory Notes and Accrued Interest into Common Stock	$-	$3,532,694
Deemed Dividend on Conversion of Preferred Stock	$-	$8,222,008
Application of Deferred Offering Costs on IPO	$-	$1,148,994
Warrant Liability Reclassified to Stockholders’ Equity	$-	$79,930
Issuance of Common Stock to Acquire Jade Therapeutics, Inc.	$2,470,005	$-
Contingent Liability in Connection with Jade Acquisition	$1,210,000	$-

See accompanying notes to the condensed consolidated financial statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business

EyeGate Pharmaceuticals, Inc. (“EyeGate” or the “Company”), a Delaware corporation, began operations in December 2004 and is a clinical-stage specialty pharmaceutical company that is focused on developing and commercializing products for treating diseases and disorders of the eye. EyeGate’s first product in clinical trials incorporates a reformulated topically active corticosteroid, dexamethasone phosphate, EGP-437, that is delivered into the ocular tissues though our proprietary iontophoresis drug delivery system, the EyeGate® II Delivery System. We are developing the EyeGate® II Delivery System and EGP-437 combination product (together, the “EGP-437 Product”) for the treatment of various inflammatory conditions of the eye, including anterior uveitis, a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body, post-cataract surgery inflammation and pain, and macular edema, an abnormal thickening of the macula associated with the accumulation of excess fluids in the retina. Effective March 7, 2016, the Company acquired all of the capital Stock of Jade Therapeutics, Inc. (“Jade”), a privately-held company developing locally-administered, polymer-based products designed to treat poorly-served ophthalmic indications (the “Jade Acquisition”). See Note 12. EyeGate and Jade are an integrated line of business developing ophthalmic solutions for a variety of ocular diseases and disorders.

On February 13, 2015, the Company completed an underwritten initial public offering (the “IPO”) for 683,250 shares of Common Stock. The net proceeds to the Company from the IPO, after deducting the underwriting discounts, commissions, and offering expenses, were approximately $2.7 million. The shares of the Company’s Common Stock began trading on the OTCQB Venture Marketplace under the symbol “EYEG” on February 13, 2015, and the IPO was closed on February 19, 2015. Immediately prior to the IPO, in related transactions, the Company converted all outstanding notes payable into shares of Common Stock, and all shares of its convertible preferred Stock into shares of Common Stock. The notes were converted to shares of Common Stock, and the various classes of shares of preferred stock were converted to shares of Common Stock at a different ratio for each class of preferred stock for 1.00 share of Common Stock. On August 5, 2015, the Company closed an underwritten follow-on public offering of 1,176,470 shares of its Common Stock, and warrants to purchase 1,176,470 shares of its Common Stock. The net proceeds to the Company from this follow-on offering, after deducting underwriting discounts, commissions, and offering expenses, were approximately $8.8 million. The warrants are immediately exercisable, and expire on August 5, 2020.  At the closing of this follow-on offering, the Company also issued and sold additional warrants to purchase up to 176,470 shares of Common Stock in connection with the full exercise of the underwriters’ over-allotment option to purchase additional warrants. On June 30, 2016, the Company completed a subsequent registered direct offering of 441,000 shares of Common Stock and 2,776.5 shares of Series A Preferred Stock (convertible into 1,234,000 shares of Common Stock), along with a concurrent private placement of warrants. The total net proceeds to the Company from this subsequent offering, after deducting the placement agent fees and offering expenses, were approximately $3.4 million. The warrants are initially exercisable on December 30, 2016, and expire on December 30, 2021. See Note 6.

As of June 30, 2016, there were 8,951,883 shares of Common Stock outstanding, $0.01 par value, and 2,652.75 shares of Series A Preferred Stock outstanding, $0.01 par value.

Effective July 31, 2015, the Company’s Common Stock trades on the Nasdaq Capital Market under the symbol “EYEG”.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying condensed consolidated financial statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2016, EyeGate had Cash and Cash Equivalents of $8,026,419, and an Accumulated Deficit of $71,521,015. EyeGate has incurred losses and negative cash flows since inception, and future losses are anticipated. The Company anticipates having sufficient cash to fund planned operations for approximately 9 to 12 months, however, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although the Company successfully completed its IPO, a follow-on offering, and a registered direct offering, additional capital may not be available on terms favorable to EyeGate, if at all. On May 6, 2016, the SEC declared effective EyeGate’s registration statement on Form S-3, registering a total of $100,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings pursuant to its shelf registration statement will succeed. Accordingly, no assurances can be given that management will succeed in these endeavors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, EyeGate Pharma S.A.S. and Jade (since the date of the Jade Acquisition), collectively referred to as “the Company”. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or eliminated. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the annual financial statements of the Company as of and for the year ended December 31, 2015.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for an interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of expenses during the reporting periods. The Company makes significant estimates and assumptions in recording the accruals for our clinical trial and research activities, establishing the useful lives of intangible assets and property and equipment, and conducting impairment reviews of long-lived assets. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Although the Company monitors and regularly assesses these estimates, actual results could differ significantly from these estimates. The Company records changes in estimates in the period that we become aware of the change.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of 90 days or less when acquired that are not restricted as to withdrawal, to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash Equivalents, which were nominal in amount, consisted of money market accounts that are readily convertible to cash. As of June 30, 2016 and December 31, 2015, the Company has classified $45,000 and $20,000, respectively, as Restricted Cash.

Impairment of Long-Lived Assets

The Company evaluates the potential impairment of long-lived assets and long-lived assets to be disposed of and considers whether long-lived assets held for use have been impaired whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Company management makes significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity in order to test for impairment. Company management reports those long-lived assets to be disposed of and assets held for sale at the lower of carrying amount or fair value less cost to sell. Based on current facts, estimates and assumptions, Company management believes that no assets are impaired at June 30, 2016. There is no assurance that Company management’s estimates and assumptions will not change in future periods.

Research and Development Expenses

The Company expenses research and development (“R&D”) expenditures as incurred. Research and Development Expenses are comprised of costs incurred in performing R&D activities, including salaries, benefits, facilities, research-related overhead, sponsored research costs, contracted services, license fees, and other external costs. Because the Company believes that, under its current process for developing its product, viability of the product is essentially concurrent with the establishment of technological feasibility, no costs have been capitalized to date.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

In-Process Research and Development

The Company records in-process R&D projects acquired as asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the asset over its remaining useful life.

Accrued Clinical Expenses

As part of the Company’s process of preparing the condensed consolidated financial statements, we estimate accrued clinical expenses. This process includes reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed on the Company’s behalf, and estimating the level of service performed and the associated costs incurred for the service when we have not yet been invoiced or otherwise notified of actual expenditures. The majority of the Company’s service providers invoice monthly in arrears for services performed. The Company estimates its accrued clinical expenses as of each balance sheet date in the condensed consolidated financial statements based on facts and circumstances we know at that time. The Company periodically confirms the accuracy of these estimates with the service providers and makes adjustments if necessary.

Business Segment and Geographical Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as fully integrated and operating in one business segment, and the Company operates in one geographic segment.

Income Taxes

The Company records deferred income tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements and income tax returns. The Company determines deferred income tax assets and liabilities based on differences between the financial statement carrying, or “book”, amounts of assets and liabilities, and the tax bases of the assets and liabilities using the enacted income tax regulations in effect in the years in which the differences are expected to reverse. A valuation allowance against Deferred Income Tax Assets is recorded if, based on the weight of available evidence, it is more likely than not that some or all of the Deferred Income Tax Assets will not be realized.

The Company recognizes the impact of an uncertain income tax position in the financial statements if we believe that the position is more likely than not to be sustained by the relevant taxing authority. As of June 30, 2016, the Company had no unrecognized uncertain income tax positions.

Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees and others. The Company measures stock-based compensation cost to employees at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Company recognizes compensation expense for non-employee stock option grants at the fair value of the goods or services received or the equity instruments issued, whichever is more reliably measurable. The Company recorded compensation expense for non-employee awards with graded vesting using the accelerated expense attribution method.

The Company records Deferred Income Tax Assets for stock-based awards that result in deductions on the Company’s income tax returns, based on the amount of compensation expense recognized and the Company’s statutory income tax rate in the jurisdiction in which it will receive a deduction for compensation expense. Differences between the deferred income tax asset recognized for financial reporting purposes and the actual income tax benefit realized on the Company’s income tax return are recorded in additional paid-in capital if the income tax benefit exceeds the deferred income tax asset, or in the condensed consolidated statements of operations if the deferred income tax asset exceeds the income tax benefit and no additional paid-in capital exists from previous awards.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Related-Party Transactions

The Company has entered into certain related-party transactions, making payments for services to two vendors and six consultants who also are Stockholders of the Company. The amounts recorded or paid are not material to the accompanying condensed consolidated financial statements.

Net Loss Per Share

Basic and diluted net loss per common share is based on the weighted-average number of shares outstanding Common Stock.

In computing diluted loss per share, no effect has been given to the shares of Common Stock issuable upon the conversion or exercise of the following dilutive securities as the Company’s Net Loss would make the effect anti-dilutive.

	June 30, 2016 (unaudited)	June 30, 2015 (unaudited)
Preferred Stock	1,179,000	-
Common Stock Warrants	2,852,736	637,980
Employee Stock Options	1,430,496	1,156,090
Total Shares of Common Stock Issuable	5,462,232	1,794,070

Fair Value of Financial Instruments

The carrying amounts of Accounts Receivable and Accounts Payable approximate their fair values due to the short-term nature of these financial instruments. As of June 30, 2016 and December 31, 2015, the fair value of the Company’s money market funds was $4,000,755 and $7,200,450 respectively.

At June 30, 2016 and December 31, 2015, the Company had no other Assets or Liabilities that are subject to fair value methodology and estimation in accordance with FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement.

Revenue Recognition

The Company follows Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2010-17, Revenue Recognition-Milestone Method in connection with its accounting for collaboration arrangements. The Company’s Revenues are generated primarily through arrangements which generally contain multiple elements, or deliverables, including licenses and R&D activities to be performed by the Company on behalf of the licensee. Payments to EyeGate under these arrangements typically include one or more of the following: (1) nonrefundable, upfront license fees, (2) funding of discovery research efforts on a full-time equivalent basis, (3) reimbursement of research, development and intellectual property costs, (4) milestone payments, and (5) royalties on future product sales.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

The Company generally recognizes revenue attributed to the license on a straight-line basis over the Company’s contractual or estimated performance period, which is typically the term of the Company’s R&D obligations. If management cannot reasonably estimate when the Company’s performance obligation ends, then revenue is deferred until management can reasonably estimate when the performance obligation ends. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the R&D agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods. At the inception of arrangements that include milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance, and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. The Company has concluded that the clinical and development milestones pursuant to its R&D arrangements are substantive.

On July 9, 2015, we entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”), through which we granted Valeant exclusive, worldwide commercial and manufacturing rights to the Company’s EGP-437 Product in the field of anterior uveitis, as well as a right of last negotiation to license our EGP-437 Product for indications other than anterior uveitis (the “Valeant Agreement”). There are four principal R&D milestones under the Valeant Agreement: (i) the Phase 3 Clinical Trial, (ii) the Endothelial Cell Count Safety Trial (a trial to determine that treatment has not adversely affected a patient’s corneal endothelial cell density), (iii) the chemistry, manufacturing and control (“CMC”) Validation, and (iv) the New Drug Application, or “NDA”, filing with the FDA (collectively, the “Four Milestones”, and each individually, a “Milestone”). Under the Valeant Agreement, Valeant paid to us an initial upfront payment, and the Company is eligible to receive certain other payments, upon and subject to the achievement of certain specified development and commercial progress of the EGP-437 Product for the treatment of anterior uveitis. The Company received the initial, up-front payment in 2015, which it recorded as Deferred Revenue on its Balance Sheet, and later in 2015 began receiving certain additional payments, based on R&D progress, to continue over several years. We receive payments both when we cross certain thresholds on the way to each Milestone (each, a “Progress Payment”), as well as once we achieve each Milestone. The Company is entitled to retain all of these payments. The Company defers all Progress Payments and capitalize these payments on its Balance Sheet as Deferred Revenue, and recognizes these payments as Revenue once it achieves the Milestone to which the Progress Payment relates. The upfront payment is recognized as Revenue ratably as The Company completes each of the Four Milestones, the amount recognized being the total upfront payment times the percentage represented by the proportionate share of fair value of each Milestone relative to the total fair value of the Four Milestones. Accordingly, the Deferred Revenue account on the Balance Sheet is reduced as Revenue is recognized.

The Company receives U.S. Government Grant funds from two sources: the U.S. Department of Defense (“DoD”) and the National Science Foundation (“NSF”). The Company is paid by the DoD after it performs specified, agreed-upon research, and it records these grant funds as Revenue as it performs the research. The Company is paid by the NSF before it performs specified, agreed-upon research. These NSF funds are recorded on the Balance Sheet as Deferred Revenue when invoiced, and recognized as Revenue ratably as the research is performed, typically over a six-month period.

The Company aggregates its milestones into four categories: (i) clinical and development milestones, (ii) CMC validation, (iii) regulatory milestones, and (iv) commercial milestones. Clinical and development milestones are typically achieved when a product candidate advances into a defined phase of clinical research or completes such phase or when a contractually specified clinical trial enrollment target is attained. CMC validation milestones are typically achieved when the validation paperwork is finalized. Regulatory milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other global regulatory authorities. For example, a milestone payment may be due to the Company upon the FDA’s acceptance of an NDA. Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Payments or reimbursements resulting from the Company’s R&D activities are recognized as the services are performed and are presented on a gross basis so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is reasonably assured. Amounts received prior to satisfying the above revenue recognition criteria are recorded as Deferred Revenue on the Balance Sheet.

The DoD and NSF have each committed to grant funds to Jade for specified ocular therapeutic research activities (together, the “U.S. Government Grants”) to be conducted through 2017, of which grants approximately $1.219 million remain to be funded. The Company recognizes grant funds as Revenue when it performs the activities specified by the terms of the grant and is entitled to the funds.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right–to-use assets, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract, and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented, or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In April 2015, the FASB deferred the effective date of this guidance until January 1, 2018, and the Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

3. Property and Equipment

Property and equipment at June 30, 2016 (unaudited) and December 31, 2015 consists of the following:

	Estimated Useful Life (Years)	June 30, 2016	December 31, 2015
Laboratory Equipment	7	$14,661	$14,661
Computer Equipment	3	183,563	182,914
Computer Software	3	46,038	46,038
Furniture, Fixtures and Office Equipment	5	24,480	24,480
		268,742	268,093
Less Accumulated Depreciation		268,338	268,093
		$404	$-

Depreciation expense was $245 and $684 for the six month periods ended June 30, 2016 and 2015, respectively. Effective March 7, 2016 with the Jade Acquisition, the Company added computer equipment of $649.

4. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2016 (unaudited)	December 31, 2015
Payroll and Benefits	$154,553	$652,609
Clinical Trials	879,209	365,277
Consulting	25,750	18,500
Professional Fees	252,203	59,352
Total Accrued Expenses	$1,311,715	$1,095,738

5. Debt

The Company has no indebtedness other than trade and accounts payable in the ordinary course of business.

6. Capital Stock

On May 24, 2016, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at-the-market equity program under which the Company can from time to time offer and sell up to 1,319,289 shares of its Common Stock through the Sales Agent. Effective as of June 26, 2016, the Company halted all future offers and sales of its Common Stock pursuant to the ATM Agreement indefinitely. As of June 30, 2016, the Company had not sold any shares of Common Stock pursuant to the ATM Agreement. On June 30, 2016, the Company closed on the sale of its equity securities in connection with a registered direct offering, described below, and as a result, the Company is restricted from issuing any shares pursuant to the ATM Agreement for a period of 90 days following June 30, 2016.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Capital Stock (continued)

On June 27, 2016, in connection with the issuance of 2,776.5 shares of Series A Preferred Stock in the Company’s registered direct offering, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock with the Delaware Secretary of State. Each share of Series A Preferred Stock has a stated value of $1,000 and is convertible into shares of the Company’s Common Stock at any time at the holder’s option at an initial conversion price of $2.25. The holder, however, will be prohibited from converting shares Preferred Stock into shares of Common Stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of the Company’s shares of Common Stock then issued and outstanding, which may be increased to 9.99% in certain circumstances. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series A Preferred Stock will receive a payment equal to $0.01 per share of Series A Preferred Stock before any proceeds are distributed to the holders of shares of Common Stock. Shares of Series A Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series A Preferred Stock will be required to amend any provision of the Company’s certificate of incorporation that would have a materially adverse effect on the rights of the holders of the Series A Preferred Stock. Shares of Series A Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s Board of Directors, and will rank:

•	senior to all of the Company’s Common Stock to the extent of its liquidation preference of $0.01;

•	senior to any class or series of the Company’s capital stock hereafter created specifically ranking by its terms junior to the Series A Preferred Stock to the extent of its liquidation preference of $0.01;

•	senior to all of the Company’s outstanding warrants; and

•	on parity to any class or series of the Company’s capital stock hereafter created specifically ranking by its terms on parity with the Series A Preferred Stock.

On June 30, 2016, the Company completed a registered direct offering of 441,000 shares of Common Stock and 2,776.5 shares of Series A Preferred stock (convertible into 1,234,000 shares of Common stock), along with a concurrent private placement of warrants. Concurrently with the closing of the registered direct offering, the holder elected to convert 123.75 shares of Series A Preferred Stock into 55,000 shares of Common Stock. The total net proceeds to the Company from this offering, after deducting the placement agent fees and offering expenses, were approximately $3.4 million. Additionally, the investor received, for each share of Common Stock or for each share of Common Stock issuable upon conversion of a share of Series A Preferred Stock purchased in the registered direct offering, a warrant to purchase one-half of a share of Common Stock at an exercise price of $3.50 per share, totaling 837,500 Common Stock warrants. The warrant issued to the investor is initially exercisable six months following issuance and terminate five years following the initial exercise date. In addition, the Company issued to the Sales Agent 33,500 Common Stock warrants. The warrants and the shares of Common Stock underlying the warrants issued in this offering have not been registered under the Securities Act, or applicable state securities laws.

At each of June 30, 2016 and December 31, 2015, the Company had 100,000,000 and 100,000,000 authorized shares of Common Stock, $0.01 par value, respectively, of which 8,951,883 and 7,657,287 shares, respectively, were outstanding, and 10,000,000 and 10,000,000 authorized shares of Preferred Stock, $0.01 par value, respectively, of which 3,750 and 0 shares, respectively, were designated as Series A Preferred Stock, and 2,652.75 are issued and outstanding. At June 30, 2016, there were 1,179,000 shares of Common Stock underlying the outstanding shares of Series A Preferred Stock.

7. Warrants

At June 30, 2016, the following warrants were outstanding:

	Number of Awards		Weighted Average Exercise Price		Weighted Average Remaining Term in Years
Outstanding at December 31, 2015	1,983,673		$9.18		5.32
Issued	871,000	[1]	$3.50	[2]	4.99
Exercised	-		$-
Forfeited	(1,937)		$9.18		4.82
Outstanding at June 30, 2016	2,852,736		$7.45		5.01

Warrants	Remaining Term	Exercise Price
2,852,736	5.01	$7.45

1   Consists of 837,500 Common Stock warrants issued to the investor, and 33,500 issued to the Sales Agent, in connection with the Company’s registered direct offering on June 30, 2016.

2   Warrant exercise price for a full share. Each warrant issued is for the purchase of one-half of a share of Common Stock.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Warrants (continued)

All of the warrant agreements provide for a cashless exercise, whereby the number of warrants to be issued will be reduced by the number shares which could be purchased from the proceeds of the exercise of the respective warrant. The remaining warrants expire from 2016 through 2021.

8. Stockholder Notes Receivable

In 2005 and 2006, certain of the Company’s stockholders and officers issued various promissory notes totaling $195,000 for the sale of Common Stock. The notes were full recourse and were collateralized by the shares of stock sold. The amended notes bore compound interest at 0.93%, effective October 1, 2012. The noteholders were granted an extension of maturity to October 1, 2016.

As of June 30, 2016 and December 31, 2015, principal and accrued interest of $89,409 and $88,995 was outstanding on the remaining stockholder note.

9. Equity Incentive Plan

In 2005, the Company approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the granting of options, restricted stock or other stock-based awards to employees, officers, directors, consultants and advisors. During 2010, the maximum number of shares of Common Stock that may be issued pursuant to the 2005 Plan was increased to 891,222 shares. The Board of Directors (the “Board”) is responsible for administration of the 2005 Plan. The Company’s Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the par value per share.

The Company’s adopted the 2014 Equity Incentive Plan, or the (“2014 Plan”) and the Employee Stock Purchase Plan the (“ESPP”), and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. The maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP is 1,034,888 and 70,567 shares, respectively.

In January 2016, the number of shares of Common Stock issuable under the 2014 Plan automatically increased by 306,291 shares pursuant to the terms of the 2014 Plan, which additional shares are included in the total of 1,034,888 shares issuable under the 2014 Plan.

The following is a summary of stock option activity for the six months ended June 30, 2016 and 2015:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Life (In Years)
Six Months Ended June 30, 2015
Outstanding at Beginning of Year	752,372	$0.91	4.55
Granted	435,393	5.80	9.63
Exercised	(23,075)	$0.65
Expired	(8,600)	$0.65
Outstanding at End of Period	1,156,090	$2.69	4.84

Exercisable at End of Period	841,031	$2.70	4.75

Vested and Expected to Vest at End of Period	841,031	$2.70	4.75

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Equity Incentive Plan (continued)

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Life (In Years)
Six Months Ended June 30, 2016
Outstanding at Beginning of Year	1,277,367	$2.75	4.94
Granted	252,256	2.96	9.70
Exercised	(86,765)	$0.65
Forfeited	(12,362)	$3.93
Outstanding at End of Period	1,430,496	$2.95	5.23

Exercisable at End of Period	909,868	$2.84	4.38

Vested and Expected to Vest at End of Period	909,868	$2.84	4.38

On February 24, 2015, the Board approved the issuance of 350,000 stock options under the 2014 Plan to two executives and seven members of the Board. These options vest 25% on the grant date, 25% on the one-year anniversary of the grant date, and the remaining 50% in 24 monthly equal installments thereafter.

During the year ended December 31, 2015 and the six months ended June 30, 2016, the Company estimated the volatility of its Common Stock based on the average of published volatilities contained in the most recent audited financial statements of other SEC reporting companies in industries similar to that of the Company. Effective July 1, 2016, the Company determined that the prior methodology for measuring the volatility of its Common Stock was no longer the best estimate of volatility and the Company will measure volatility using its Common Stock volatility. The Company believes that the public market for its Common Stock is the best measure to use as an input in the option pricing model. All future grants of stock options will use the Company’s historic volatility.

On January 25, 2016, the Board approved the grant of options to purchase 48,300 shares of its Common Stock to two executives and seven members of the Board. On March 7, 2016, in connection with the Jade Acquisition, the Board approved the grant of options to purchase 47,786 shares of its Common Stock to two executives. On March 29, 2016, the Board approved the grant of options to purchase 114,438 shares of its Common Stock. On April 25, 2016, the Board Approved the grant of options to purchase 41,732 shares of its Common Stock. In general, options granted under the 2014 Plan vest 33.33% on the one-year anniversary of the grant date, and the remainder ratably over a 24-month period.

The total stock-based compensation expense for employees and non-employees is included in the accompanying condensed consolidated statements of operations and as follows:

	Six Months Ended June 30,
	2016	2015
Research and Development	$18,600	$202,191
General and Administrative	218,804	573,104
	$237,404	$775,295

The fair value of options granted for the six months ended June 30, 2016 and June 30, 2015 was approximately $474,000 and $1,132,000, respectively. As of June 30, 2016 and June 30, 2015, there is approximately $1,099,000 and $832,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted-average period of 2.71 and 3.38 years, respectively. The Aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2016 is approximately $1,076,000. There were 86,765 stock options exercised during 2016. The intrinsic value of the stock options exercised during 2016 and 2015 was approximately $207,000 and $123,000, respectively.

At June 30, 2016, there were 180,391 options available under the 2014 Plan.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies

Operating Leases

The Company is a party to a lease for the rental of office space in Waltham, Massachusetts of up to 4,516 square feet, that is used for its corporate headquarters. This lease ends in December 2017. As of June 30, 2016, the Company’s Jade Therapeutics, Inc. (“Jade”) subsidiary was located in shared space on the campus of the University of Utah in Salt Lake City, Utah. On July 6, 2016, the Company entered into a lease for office and laboratory space of approximately 2,300 square feet in Salt Lake City, Utah. See Note 13.

License Agreements

The Company is a party to four license agreements. The Company is a licensee under one license agreement that grants to the Company the exclusive worldwide right to commercialize the technology related to its proprietary iontophoresis drug delivery system. The Company is a licensor to Valeant Pharmaceuticals, Incorporated (“Valeant”), granting to Valeant the exclusive worldwide rights to commercialize the EGP-437 Product to treat anterior uveitis, as described below. The Company is a licensee under an agreement relating to its EyeGate OBG product technology, granting to the Company the exclusive worldwide right to commercialize the locally-administered polymer-based product technologies for ophthalmic treatments in humans. Finally, the Company is a party to a license agreement that grants to it the exclusive worldwide right to commercialize certain Non-Anticoagulant Sulfated Hyaluronan Oligosaccharides (“NASH”) technology. Three of the four license agreements require the Company to pay royalties to the licensor based on Revenue related to the licensed technology, and the agreement with Valeant requires Valeant to pay royalties to the Company based on revenue related to the licensed technology.

On February 15, 1999, the Company entered in to an exclusive worldwide license agreement with the University of Miami School of Medicine to license technology relating to the Company’s EyeGate® II Delivery System. This agreement, which was amended in December 2005, requires the Company to pay to the University of Miami an annual license fee of $12,500. This license also requires payments to the University of Miami upon the Company’s achievement of certain milestones. Unless terminated pursuant to the license agreement, this license will expire 12 years after the date of the first commercial sale of a product containing the licensed technology.

On September 12, 2013, Jade entered into an agreement with BioTime, Inc. granting to Jade the exclusive worldwide right to commercialize cross-linked thiolated carboxymethyl hyaluronic acid (“CMHA-S”) for ophthalmic treatments in humans.  The agreement calls for a license issue fee of $50,000, and requires Jade to pay royalties to BioTime based on revenue relating to products incorporating the CMHA-S technology.  The agreement expires when patent protection for the CMHA-S technology lapses.

On July 9, 2015, the Company entered into an exclusive worldwide licensing agreement with a subsidiary of Valeant through which EyeGate has granted Valeant exclusive, worldwide commercial and manufacturing rights to its EGP-437 Product in the field of anterior uveitis, as well as a right of last negotiation to license the EGP-437 Product for other indications. Under the agreement, Valeant paid the Company an upfront payment of $1.0 million. The Company is eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified developmental and commercial milestones. In addition, the Company is eligible to receive royalties based on a specified percent of net sales of the Product throughout the world, subject to adjustment in certain circumstances.

On June 17, 2016, the Company entered into an exclusive worldwide license agreement with the University of Utah Research Foundation, to further the commercial development of the NASH technology, together with alkylated HA. The agreement calls for payments due to the University of Utah, consisting of a license grant fee of $15,000 due within 30 days of signing, and an annual licensing fee, initially $5,000, and escalating ratably up to $20,000 in 2021.

11. Employee Benefit Plans

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contribution for the six months ended June 30, 2016 and 2015.

12. Acquisitions

Jade Therapeutics, Inc. Acquisition

Effective March 7, 2016, the Company acquired all of the capital stock of Jade, a privately-held company developing locally-administered, polymer-based products designed to treat ophthalmic indications. With the Jade Acquisition, Jade became a wholly-owned subsidiary of EyeGate. Under the terms of the Jade Acquisition agreement, in consideration for 100% of the outstanding equity interests in Jade, we repaid Jade liabilities of up to $300,000 and agreed to issue 765,728 shares of our Common Stock, 90% of which were issued at the closing, and 10% of which will be held back for 18 months in order to satisfy post-closing adjustments or indemnification obligations. The Jade Acquisition also includes a cash earn-out provision calling for an additional cash payment of $2,164,451, contingent upon a Jade product receiving FDA marketing approval. The fair value of the shares we agreed to issue in the Jade Acquisition was approximately $2.910 million based on the closing price per share of our Common Stock as reported by NASDAQ Capital Market on the closing date of the acquisition, $3.80 per share.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Acquisitions (continued)

The following table summarizes the purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed in the Jade Acquisition at the acquisition date:

Jade
Current Assets [1]	$600,604
Intangible Assets	2,702,314
Property, Plant and Equipment, Net	649
Accounts Payable and Other Liabilities	(393,801)
Contingent Consideration	1,210,000
Assumed Liabilities	(300,000)
Total Purchase Price	$3,819,766

[1]	Current assets include cash, grants receivable and prepaid expenses of $0.186 million, $0.046 million and $0.369 million, respectively, related to the Jade Acquisition.

Net Loss in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2016 includes net losses of Jade from the date of acquisition to June 30, 2016 of $0.118 million. Our Intangible Assets, which consist solely of In-Process R&D, will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval, the Intangible Assets are then accounted for as finite-lived intangible assets and amortized on a straight-line basis over its estimated useful life. We expect to amortize Intangible Assets with definite lives on a straight-line basis over their estimated useful lives, currently 3 years.

We recognized $0.234 million of acquisition-related costs for the Jade Acquisition that were expensed in the current period as a component of Selling, General and Administrative Expense.

Pro Forma Disclosure for Jade Acquisition

The following table includes the pro forma results for the six months ended June 30, 2016 and 2015 of the combined companies as though the Jade Acquisition had been completed as of the beginning of the period presented.

	For the six months ended June 30,
	2016	2015
Revenues	$517,525	$181,924
Net Loss	(6,106,293)	(4,491,801)
Net Loss Attributable to Common Stockholders	(6,107,352)	(4,382,698)

The pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated Jade as of the beginning of the period presented.

13. Subsequent Events

On July 6, 2016, the Company entered into a three-year lease agreement for office and laboratory space of approximately 2,300 square feet located in Salt Lake City, Utah.

During the year ended December 31, 2015 and the six months ended June 30, 2016, the Company estimated the volatility of its Common Stock based on the average of published volatilities contained in the most recent audited financial statements of other SEC reporting companies in industries similar to that of the Company. Effective July 1, 2016, the Company determined that the prior methodology for measuring the volatility of its Common Stock was no longer the best estimate of volatility and the Company will measure volatility using its Common Stock volatility. The Company believes that the public market for its Common Stock is the best measure to use as an input in the option pricing model. All future grants of stock options will use the Company’s historic volatility.

On August 1, 2016, 819 shares of the Company’s Series A Preferred Stock issued in the June 2016 registered direct offering were converted into 364,000 shares of its Common Stock. See Note 6.

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

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company”. Jade Therapeutics, Inc., a wholly-owned subsidiary of the Company, is referred to herein as “Jade”.

Business Overview

We are a clinical-stage specialty pharmaceutical company that is focused on developing and commercializing products for treating diseases and disorders of the eye. EGP-437, the Company’s first and only product in clinical trials, incorporates a reformulated topically active corticosteroid, Dexamethasone Phosphate that is delivered into the ocular tissues through EyeGate’s proprietary innovative drug delivery system, the EyeGate® II Delivery System. In addition, EyeGate is developing, through its wholly-owned Jade subsidiary, products using cross-linked thiolated carboxymethyl hyaluronic acid (“CMHA-S”), a modified form of the natural polymer hyaluronic acid, which is a gel that possesses unique physical and chemical properties such as hydration and healing properties when applied to the ocular surface. The ability of CMHA-S to adhere longer to the ocular surface, resist degradation and protect the ocular surface makes it well-suited for treating various ocular surface injuries. EyeGate intends to initiate a clinical trial for its lead ocular gel product candidate for corneal epithelial defects.

Our proprietary technology, the EyeGate® II Delivery System, utilizes transscleral iontophoresis to deliver optimal therapeutic levels of drug directly into the targeted ocular tissue. It offers a potential alternative to current delivery modalities such as eye drops and ocular injections. Based on technology originating at the Bascom Palmer Eye Institute at the University of Miami, the EyeGate® II Delivery System has been used in over 2,000 clinical treatments to-date, including more than 1,300 treatments delivering our lead therapeutic candidate, EGP-437. The system utilizes a low-level electrical current to deliver a specified amount of drug for each treatment. The process involves applying an electrical current to an ionizable substance – one capable of carrying an electric charge – to increase its mobility across a biological membrane and, through electrorepulsion, drive a like-charged drug substance into the ocular tissue. Using our EyeGate® II Delivery System, treatments can be administered by a wider group of eye care practitioners. In-office preparation is simple and efficient, and can be completed by nursing or other office staff. Dosing takes approximately three minutes per eye, while total treatment time including preparation is roughly seven minutes per eye.

We are developing the EyeGate® II Delivery System and EGP-437 combination product (together, the “EGP-437 Product”) for the treatment of various inflammatory conditions of the eye, including anterior uveitis, a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body, post-cataract surgery inflammation and pain, and macular edema, an abnormal thickening of the macula associated with the accumulation of excess fluids in the retina. Based on guidance provided by the FDA, the Company expects that if the ongoing confirmatory Phase 3 trial of the EGP-437 Product for the treatment of anterior uveitis meets non-inferiority criteria, data from this trial along with data from our previously completed Phase 3 trial in anterior uveitis will be sufficient to support a NDA filing. The Company also believes, based on guidance provided by the FDA, that the design of the planned confirmatory Phase 3 anterior uveitis trial for the EGP-437 Product is acceptable, and that the nonclinical work completed to date is sufficient to support a NDA filing.

The CMHA-S platform is based on hyaluronic acid (“HA”), a naturally occurring polymer that is important in many physiological processes, including wound healing, tissue homeostasis, and joint lubrication. To create hydrogels, the HA is modified to create thiolated carboxymethyl HA (“CMHA-S”) that is then crosslinked together through the thiol groups. Some products are disulfide crosslinked while others utilize a crosslinker. The crosslinking slows degradation of the HA backbone and provides a matrix for incorporating therapeutic agents. Variations in the number of thiols per molecule, the molecular weight of the polymer, the concentration of the polymer, type of crosslinking, and incorporation of other molecules provides a highly versatile platform that can be tailored to a specific application. Products can be formatted as gels, films, sponges, or powders, and crosslinking can be done in its natural environment. Our first product from the CMHA-S platform, the EyeGate Ocular Bandage Gel (the “EyeGate OBG”), is an eye drop formulation that is applied topically. The EyeGate OBG provides a thin coating to the surface of the eye, serving as a protectant to facilitate and accelerate corneal re-epithelization. The EyeGate OBG is intended for the management of corneal epithelial defects and for the acceleration of re-epithelization of the ocular surface following surgery, injection, traumatic, and non-traumatic conditions. We intend to initiate a clinical trial for the EyeGate OBG by the end of 2016.

Additionally, cross-linking allows the viscosity of the CMHA-S products to be modified to meet optimum ocular needs. The increased viscosity and non-covalent muco-adhesive interfacial forces improve residence time in the tear film, thus providing a coating that aids and promotes re-epithelization of the ocular surface via physical protection. The EyeGate OBG provides significant mechanical improvement over non-cross-linked HA products and other hydrogels by forming a degradation-resistant coating. Pilot preclinical studies suggest that this chemical modification will prolong retention time on the ocular surface, thus providing a smooth continuous clear barrier without blur, minimizing mechanical lid friction, and reducing repeat injury, which can mechanically protect the ocular surface and accelerate corneal re-epithelization.

The gel is presently available commercially as a veterinary device, manufactured by SentrX Animal Care and sold in the U.S. by Bayer Animal Health as Remend® Corneal Repair, indicated for use in the management of superficial corneal ulcers. The product has been used for 5 years in dogs, cats and horses, without any adverse effects. The composition of the veterinary product is identical to that of the EyeGate OBG.

On June 1, 2016, we announced interim data on the first 50 subjects from our Phase 1b/2a trial of our EGP-437 Product for the treatment of ocular inflammation and pain post cataract surgery. The ongoing Phase 1b/2a clinical trial is a multi-center, open-label trial enrolling up to 80 subjects who have undergone unilateral cataract extraction and implantation of a monofocal intra-ocular lens. The primary objective of this trial is to assess the safety and efficacy of iontophoretic EGP-437 in these patients following surgery and determine the optimum dose and dosing regimen to design a prospective, double-masked, randomized, controlled trial.

The Company’s acquisition of Jade in March 2016 (the “Jade Acquisition”) strengthens our market position as an integrated ocular company through the addition of a robust preclinical pipeline that complements our ongoing efforts to develop novel treatments for diseases and disorders of the eye. The Jade acquisition also expands the Company’s development focus, and creates a diversified portfolio of ocular focused assets consisting of EGP-437 and the Company’s iontophoretic delivery technology, complemented by Jade’s CMHA-S-based product pipeline. Our expanded product pipeline now includes both preclinical and clinical assets that collectively address a large market opportunity consisting of various treatments for patients suffering from eye diseases and disorders.

On July 9, 2015, we entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”), through which we granted Valeant exclusive, worldwide commercial and manufacturing rights to our EGP-437 Product in the field of anterior uveitis, as well as a right of last negotiation to license our EGP-437 Product for indications other than anterior uveitis (the “Valeant Agreement”). There are four principal R&D milestones under the Valeant Agreement: (i) the Phase 3 Clinical Trial, (ii) the Endothelial Cell Count Safety Trial (a screening tool used to verify that a patient’s cornea has an adequate endothelial cell density), (iii) the CMC Validation, and (iv) the New Drug Application, or “NDA”, filing with the FDA (collectively, the “Four Milestones”, and each individually, a “Milestone”). Under the Valeant Agreement, Valeant paid to us an initial upfront payment of $1.0 million, and we are eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Product for the treatment of anterior uveitis. As of June 30, 2016, we have received an aggregate of $2.515 million in upfront and milestone payments from Valeant. In addition, we are eligible under the Valeant Agreement to receive royalties based on a specified percent of net sales of our EGP-437 Product for the treatment of anterior uveitis throughout the world, subject to adjustment in certain circumstances.

Throughout the Company’s history, we have not generated significant Revenue. The Company has never been profitable and, from December 26, 2004 (inception) through June 30, 2016, our losses from operations have aggregated $71.5 million. Our Net Loss was approximately $6.3 million and $4.3 million for the six months ended June 30, 2016 and 2015, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our EGP-437 Product for the treatment of uveitis as well as other indications, or the EyeGate OBG, our lead product candidate for corneal epithelial defects, and any other product candidates we advance to clinical development. If we obtain regulatory approval for the EGP-437 Product for the treatment of uveitis, or any other indication, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the EGP-437 Product, including sales, marketing and distribution functions. Likewise, if we obtain regulatory approval for the EyeGate OBG, we expect to incur additional significant sales, marketing and distribution expenses.

The Company will need additional financing to support our continuing operations. The Company will seek to fund our operations through public or private equity, debt financings, license and development agreements, or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant Revenue to achieve profitability, and we may never do so.

The Company was formed in Delaware on December 26, 2004. We were originally incorporated in 1998 under the name of Optis France S.A. in Paris, France. At that time, the name of the French corporation was changed to EyeGate Pharma S.A.S. and became a subsidiary of EyeGate Pharmaceuticals, Inc. Jade was formed in Delaware on December 31, 2012. EyeGate Pharma S.A.S. and Jade are wholly-owned subsidiaries of EyeGate Pharmaceuticals, Inc.

Financial Overview

Revenues

To date, EyeGate has recognized limited Revenue, principally from several U.S. government grants made to Jade for ocular therapeutic research (collectively, the “U.S. Government Grants”) and from our licensing agreement with Valeant. We expect to continue to incur significant operating losses as we fund research and clinical trial activities relating to our ocular therapeutic assets, consisting of EGP-437, the Company’s iontophoretic delivery technology, and Jade’s CMHA-S-based products. There can be no guarantee that the losses incurred to fund these activities will succeed in generating Revenue.

Research and Development Expenses

The Company incurs significant costs in funding the development of its ocular therapeutic assets, including fees to license technologies that form the basis of our product platforms. In general, we expense virtually all of our costs as incurred. We expense all research and development (“R&D”) expenses, including license fees, as they are incurred. We expect our R&D expenses to increase for the foreseeable future as we advance our ocular therapeutic products through clinical development, including the conduct of our planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in these processes, and we may never succeed in achieving marketing approval for our product candidates.

General and Administrative Expenses

We expense general and administrative costs as they are incurred, and expect that these expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly-traded company and maintaining compliance with NASDAQ listing, SEC filing and other regulatory, board- and shareholder-related requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

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

Accrued Research and Development Expenses

As part of the process of preparing financial statements, we are required to estimate and accrue R&D expenses. We base our expense accruals related to non-clinical development, preclinical studies, and clinical trials on our estimates of the services received and efforts expended pursuant to contracts with organizations/consultants that conduct and manage clinical studies on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts may depend on many factors, such as the successful enrollment of patients, site initiation and the completion of clinical trial milestones. Our service providers invoice us as milestones are achieved and monthly in arrears for services performed. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. To date, we have not experienced significant changes in our estimates of accrued R&D expenses after a reporting period.

However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies and other research activities.

Stock-Based Compensation

We have issued options to purchase our Common Stock. We account for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service/vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility.

During the six months ended June 30, 2016, we granted options to purchase 252,256 shares of our Common Stock.

Revenue Recognition

The Valeant Agreement entitles the Company to an initial, up-front payment, which we received in 2015 and recorded as Deferred Revenue on our Balance Sheet, and certain additional payments, based on R&D progress and paid over several years. Under the Valeant Agreement, there are R&D Milestones, or deliverables, for which we receive additional payments. We receive payments both when we cross certain thresholds on the path to each Milestone (each, a “Progress Payment”), as well as once we finally achieve each Milestone. We are entitled to retain all of these payments once received. We defer all Progress Payments and capitalize these payments on our Balance Sheet as Deferred Revenue, and we recognize these payments as Revenue once we achieve the Milestone to which the Progress Payment relates. The upfront payment is recognized as Revenue ratably as we complete each of the R&D Milestones, the amount recognized being the amount of the upfront payment times the percentage represented by the proportionate share of fair value of each Milestone relative to the total fair value of the all the R&D Milestones. Accordingly, the Deferred Revenue account on our Balance Sheet is reduced as Revenue is recognized.

We receive U.S. Government Grant funds from two sources: the U.S. Department of Defense (“DoD”) and the National Science Foundation (“NSF”). We are paid by the DoD after we perform specified, agreed-upon research, and we record these grant funds as Revenue as we perform the research. We are paid by the NSF before we perform specified, agreed-upon research. These NSF funds are recorded on the Balance Sheet as Deferred Revenue when invoiced, and recognized as Revenue ratably as the research is performed, typically over a six-month period.

Other Information

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Results of Operations

Comparison of Three Months ended June 30, 2016 and 2015

The following table summarizes the results of our operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, (Unaudited)
	2016	2015	Change
Collaboration Revenue	$234,600	$-	$234,600
Operating Expenses:
Research and Development	2,481,534	604,108	1,877,426
General and Administrative	1,579,155	939,487	639,668
Total Operating Expenses	(4,060,689)	(1,543,595)	(2,517,094)
Other Income, Net:	2,808	2,242	566
Net Loss Attributable to Common Stockholders	$(3,823,281)	$(1,541,353)	$(2,281,928)

Collaboration Revenue. Collaboration Revenue was $0.235 million for the three months ended June 30, 2016, compared to $0 million for the three months ended June 30, 2015, reflecting the Jade Acquisition and the accompanying Collaboration Revenue from U.S. Government Grants.

Research and Development Expenses.  Research and Development Expenses were $2.482 million for the three months ended June 30, 2016, compared to $0.604 million for the three months ended June 30, 2015. The increase of $1.877 million is primarily due to an increase in clinical and other activity related to the acceleration of Phase 3 clinical trials for the treatment of anterior uveitis, the Phase 1b/2a trial for post-cataract surgery inflammation and pain, and the EyeGate OBG, as well as research expenses attributable to the Company’s EGP-437-based product pipeline and EyeGate’s CMHA-S-based product pipeline.

General and Administrative Expenses.  General and Administrative Expenses were $1.579 million for the three months ended June 30, 2016, compared to $0.939 million for the three months ended June 30, 2015. The increase of $0.640 million was due to increases in payroll, office and other expenses as company operations have expanded with the acceleration in clinical activity related to the EGP-437 Phase 3 trials for the treatment of anterior uveitis, the Phase 1b/2a trial for post-cataract surgery inflammation and pain, and EyeGate’s OBG, as well as the expansion of operations following the Jade Acquisition.

Other Income, Net.  Other Income, Net was $0.003 million and $0.002 million for the three months ended June 30, 2016 and 2015, respectively, with respect to interest income that was essentially unchanged.

Net Loss Attributable to Common Stockholders. Net Loss Attributable to Common Stockholders of $(3.823) million for the three months ended June 30, 2016 was significantly larger than the Net Loss of $(1.541) million for the three months ended June 30, 2015, due principally to the acceleration of expenses relating to the EGP-437 Phase 3 trials, the Phase 1b/2a trial for post-cataract surgery inflammation and pain, and EyeGate’s OBG, and increased R&D Expenses, General and Administrative Expenses, and other expenses to support these activities.

Comparison of Six Months ended June 30, 2016 and 2015

The following table summarizes the results of our operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, (Unaudited)
	2016	2015	Change
Collaboration Revenue	$234,600	$-	$234,600
Operating Expenses:
Research and Development	3,395,506	925,547	2,469,959
General and Administrative	3,107,933	1,722,333	1,385,600
Total Operating Expenses	(6,503,439)	(2,647,880)	(3,855,559)
Other Income (Expense), Net:	3,125	(1,694,559)	1,697,684
Net loss	(6,265,714)	(4,342,439)	(1,923,275)
Net Income Attributable to Non-Controlling Interest	-	(5,177)	5,177
Deemed Dividend on Preferred Stock	-	(8,222,008)	8,222,008
Net Loss Attributable to Common Stockholders	$(6,265,714)	$(12,569,624)	$6,303,910

Results of Operations (continued)

Collaboration Revenue. Collaboration Revenue was $0.235 million for the six months ended June 30, 2016, compared to $0 million for the six months ended June 30, 2015, reflecting the Jade Acquisition and the accompanying Collaboration Revenue from U.S. Government Grants.

Research and Development Expenses.  Research and Development Expenses were $3.396 million for the six months ended June 30, 2016, compared to $0.926 million for the six months ended June 30, 2015. The increase of $2.470 million is primarily due to the acceleration of Phase 3 clinical trials for the treatment of anterior uveitis, of the Phase 1b/2a trial for post-cataract surgery inflammation and pain, as well as of the development of EyeGate’s OBG, and development expenses attributable to the Company’s EGP-437-based product pipeline and EyeGate’s CMHA-S-based product pipeline.

General and Administrative Expenses.  General and Administrative Expenses were $3.108 million for the six months ended June 30, 2016, compared to $1.722 million for the six months ended June 30, 2015. The increase of $1.386 million was due increases in payroll, office and other expenses as company operations have expanded with the acceleration in clinical activity related to the EGP-437 Phase 3 trials for the treatment of anterior uveitis, the Phase 1b/2a trial for post-cataract surgery inflammation and pain, and EyeGate’s OBG, and the expansion of operations following the Jade Acquisition.

Other Income (Expense), Net.  Other Income (Expense), Net was $0.003 million and ($1.695) million for the six months ended June 30, 2016 and 2015, respectively, which reduction was due to the occurrence of significant transaction costs relating to the Company’s IPO in the six months ended June 30, 2015 that did not recur in the six months ended June 30, 2016.

Net Loss Attributable to Common Stockholders. Net Loss Attributable to EyeGate Pharmaceuticals, Inc. Common Stockholders of $(6.266) million for the six months ended June 30, 2016 was significantly smaller than the Net Loss of $(12.570) million for the six months ended June 30, 2015, due principally to a charge of $8.222 million for a Deemed Dividend on Preferred Stock in the six months ended June 30, 2015, notwithstanding significantly lower Operating Expenses of $2.648 million in the six months ended June 30, 2015 compared to $6.503 million in the six months ended June 30, 2016.

Liquidity and Capital Resources

Since becoming a public company in 2015, the Company has financed its operations from the three public offerings of our Common Stock and convertible preferred stock, and milestone payments from our Valeant License Agreement and U.S. Government Grants. Since inception through June 30, 2016, the Company raised a total of $70.400 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as payments received under our license agreements and U.S. Government Grants.

In March 2016, the Company issued approximately 690,000 shares of our Common Stock and paid approximately $0.300 million in Cash to fund the Jade Acquisition.

On July 9, 2015, EyeGate received the initial $1.000 million upfront payment from Valeant as provided under the Valeant Agreement. Through June 30, 2016, we have received Cash payments of $2.563 million under the Valeant Agreement, which are presented as Deferred Revenue on our Condensed Consolidated Balance Sheet. We expect to receive a Cash payment of $0.855 in the third quarter of 2016, also from the Valeant Agreement.

On May 24, 2016, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at-the-market equity program under which we can from time to time offer and sell up to 1,319,289 shares of its Common Stock through the Sales Agent. Effective as of June 26, 2016, we halted all future offers and sales of our Common Stock pursuant to the ATM Agreement indefinitely. As of June 30, 2016, the Company had not sold any shares of Common Stock pursuant to the ATM Agreement. On June 30, 2016, the Company closed on the sale of our equity securities in connection with a registered direct offering, described below, and as a result, we are restricted from issuing any shares pursuant to the ATM Agreement for a period of 90 days following June 30, 2016.

On June 30, 2016, the Company issued 441,000 shares of Common stock and 2,776.5 shares Series A Preferred Stock, along with a concurrent private placement of warrants, with total gross proceeds of approximately $3.77 million, in a registered direct offering (the “Offering”). Concurrently with the closing of the Offering, the holder of the Series A Preferred Stock elected to convert 123.75 shares of Series A Preferred Stock into 55,000 shares of Common stock. The Company received net proceeds from the Offering, after deducting the placement agent fees and our estimated Offering expenses, of approximately $3.4 million.

At June 30, 2016, the Company had cash and cash equivalents totaling $8.026 million.

Results of Operations (continued)

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Cash Used in Operating Activities	$(4,028,543)	$(2,741,052)
Cash Provided by (Used in) Investing Activities	160,746	(20,000)
Cash Provided by Financing Activities	3,501,142	3,788,439

Comparison of Six Months Ended June 30, 2016 and 2015

Operating Activities. Cash Used in Operating Activities was $4.029 million for the six months ended June 30, 2016, compared to Cash Used in Operating Activities of $2.741 million for the six months ended June 30, 2015. The primary use of Cash was to fund operating losses of $6.266 million in 2016, offset by the positive impact of receiving Cash payments from the Valeant Agreement and the U.S. Government Grants, some of which is classified as Deferred Revenue on the Balance Sheet, and some of which is recognized as Revenue currently.

Investing Activities. On March 7, 2016, we acquired Jade Therapeutics, Inc., a Common Stock and Cash transaction that required the use of $0.300 million in Cash.

Financing Activities. We generated approximately $3.501 million in Cash from financing activities in the first half of 2016 upon the closing of the Offering on June 30, 2016.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a Common Stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including our EGP-437 Product and our CMHA-S-based products, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market the EGP-437 Product and CMHA-S-based products that we would otherwise prefer to develop and market ourselves.

Based on our cash on hand at June 30, 2016, we will have sufficient cash to fund planned operations for approximately 9 to 12 months. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we completed the IPO and follow-on offering, additional capital may not be available on terms favorable to EyeGate, if at all. On May 6, 2016, the SEC declared effective our registration statement on Form S-3, registering a total of $100,000,000 of our securities for sale to the public in what is known as a “shelf offering”. We do not know if our future offerings pursuant to our shelf registration statement will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We had no off-Balance Sheet arrangements as of June 30, 2016.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2016:

	Total	Less than 1 Year	1-3 Years	More than 3 Years
Operating Leases [1]	$316,582	$155,284	$161,298	$-
Licensing Agreements [2]	90,000	27,500	37,500	25,000
Purchase Obligations [3]	2,366,902	2,366,902	-	-
Total [4]	$2,773,484	$2,549,686	$198,798	$25,000

[1]	Operating Lease obligations reflect our obligation to make payments in connection with leases for our office space.

[2]	Licensing Agreement obligations represent our commitments under license agreements, including those made by the Company under its license agreements with the University of Miami School of Medicine and the University of Utah Research Foundation.

[3]	Purchase Obligations relate to a Master Service Agreement with a contract research organization (“CRO”). The CRO will provide clinical research services for Phase 3 trial in patients with non-infectious anterior segment uveitis.

[4]	This table does not include (a) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer and our Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

These changes to the Company’s internal control over financial reporting that occurred during the most recent quarter ended June 30, 2016 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

While we are not currently a party to any legal proceedings, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.

Item 1A.	Risk Factors.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016, and Item 1A of Part I of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 13, 2016, contain risk factors identified by the Company. There have been no material changes to the risk factors we previously disclosed. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On June 30, 2016, in connection with the Offering, we issued warrants to purchase an aggregate of 871,000 shares of our Common Stock. We received total gross proceeds in the Offering, which also included the sale of 441,000 shares of our Common Stock and 2,776.5 shares of our Series A Preferred Stock, of approximately $3.77 million. The warrants have an exercise price of $3.50 per share, are initially exercisable six months following issuance and terminate five years following the initial exercise date. The warrants and the shares of Common Stock underlying the warrants issued in the offering have not been registered under the Securities Act pursuant to an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

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

Date: August 10, 2016	By:	/s/ Stephen From
President and Chief Executive Officer (Principal executive officer)

Date: August 10, 2016	By:	/s/ Ryan R. Brenneman
Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit
3.1[1]	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

4.1[2]	Form of Warrant dated June 30, 2016.

10.1#[3]	Offer Letter between EyeGate Pharmaceuticals, Inc. and Ryan R. Brenneman, dated as of April 25, 2016.

10.2[4]	At The Market Offering Agreement between EyeGate Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC, dated as of May 24, 2016.

10.3[2]	Form of Securities Purchase Agreement dated June 27, 2016.

10.4[2]	Engagement Letter between EyeGate Pharmaceuticals, Inc. and Rodman & Renshaw, a unit of H.C. Wainwright & Co., dated as of June 24, 2016.

31.1**	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 30, 2016) and incorporated by reference thereto.

[2]	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 27, 2016) and incorporated by reference thereto.

[3]	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed April 29, 2016) and incorporated by reference thereto.

[4]	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 25, 2016) and incorporated by reference thereto.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act.

#	Management contract or compensatory plan or arrangement.

