Form 10-Q
period 2016-09-30
EYEGATE PHARMACEUTICALS INC
filed 2016-11-01
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

At November 1, 2016, there were 9,585,883 shares of the registrant’s Common Stock outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2016

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about Company management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 29 of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 30, 2016, or the Annual Report, and our Quarterly Report on Form 10-Q, as filed with the SEC on May 13, 2016. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,682,374	$8,394,133
License Fee Receivable	37,350	907,500
Prepaid Expenses and Other Current Assets	527,016	122,395
Refundable Tax Credit Receivable	16,009	25,086
Total Current Assets	6,262,749	9,449,114
Non-Current Assets:
Property and Equipment, Net	42,576	-
Restricted Cash	45,000	20,000
In-Process Research and Development	4,212,314	-
Other Assets	53,951	38,587
Total Non-Current Assets	4,353,841	58,587
Total Assets	$10,616,590	$9,507,701
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,403,390	$417,697
Accrued Expenses	1,339,505	1,095,738
Deferred Revenue	3,418,324	1,907,500
Total Current Liabilities	6,161,219	3,420,935
Non-Current Liabilities:
Contingent Consideration	1,210,000	-
Total Liabilities	7,371,219	3,420,935

Stockholders’ Equity:
Common Stock, $0.01 par value: 100,000,000 shares authorized; 9,585,883 shares issued and outstanding at September 30, 2016, and 7,657,287 shares issued and outstanding at December 31, 2015	95,859	76,573
Preferred Stock, $0.01 par value, 10,000,000 shares authorized, 3,750 designated Series A, 1,226.25 shares issued and outstanding at September 30, 2016, and 0 shares issued and outstanding at December 31, 2015	12	-
Additional Paid-In Capital	77,991,557	71,209,530
Accumulated Deficit	(74,897,677)	(65,255,301)
Stockholder Note Receivable	(58,824)	(58,824)
Accumulated Other Comprehensive Income	114,444	114,788
Total Stockholders’ Equity	3,245,371	6,086,766
Total Liabilities and Stockholders’ Equity	$10,616,590	$9,507,701

See accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Collaboration Revenue	$274,289	$-	$508,889	$-
Operating Expenses:
Research and Development	2,449,445	407,571	5,844,951	1,333,118
General and Administrative	1,201,804	946,180	4,309,737	2,668,513
Total Operating Expenses	3,651,249	1,353,751	10,154,688	4,001,631
Other Income (Expense), Net:
Interest Income	298	202	3,423	621
Interest Expense	-	-	-	(1,920,146)
Change in Warrant Liability	-	-	-	223,172
Other Income (Expense)	-	(1,987)	-	9
Total Other Income (Expense), Net	298	(1,785)	3,423	(1,696,344)
Net Loss	$(3,376,662)	$(1,355,536)	$(9,642,376)	$(5,697,975)
Deemed Dividend on Preferred Stock	-	-	-	(8,222,008)
Net Income Attributable to Non-Controlling Interests	-	-	-	(5,177)
Net Loss Attributable to Common Stockholders	$(3,376,662)	$(1,355,536)	$(9,642,376)	$(13,925,160)
Net Loss per Common Share - Basic and Diluted	$(0.36)	$(0.19)	$(1.13)	$(2.46)
Weighted-Average Shares Outstanding - Basic and Diluted	9,269,535	7,161,777	8,499,709	5,661,153

Net Loss Attributable to Common Stockholders	$(3,376,662)	$(1,355,536)	$(9,642,376)	$(5,697,975)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	715	(6,741)	(344)	74,572
Comprehensive Loss	(3,375,947)	(1,362,277)	(9,642,720)	(5,623,403)
Less:
Net Loss Attributable to Non-Controlling Interests	-	-	-	(5,177)
Other Comprehensive Income Attributable to Non-Controlling Interests	-	-	-	32,967
Comprehensive Income Attributable to Non-Controlling Interests	-	-	-	27,790
Comprehensive Loss Attributable to Common Stockholders	$(3,375,947)	$(1,362,277)	$(9,642,720)	$(5,595,613)

See accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Series A Preferred Stock		Common Stock Issuable		Additional Paid-In	Stockholder Note	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance at December 31, 2015	7,657,287	$76,573	-	$-	-	$-	$71,209,530	$(58,824)	$114,788	$(65,255,301)	$6,086,766

Stock-Based Compensation							390,469				390,469
Shares Issued to Jade Therapeutics, Inc. Stockholders at Acquisition	689,157	6,891			76,571	291,536	2,611,339				2,909,766
Issuance of Holdback Shares from the Jade Acquisition	22,674	227			(22,674)	(86,329)	86,102				-
Forfeiture of Holdback Shares from the Jade Acquisition					(53,897)	(205,207)	205,207				-
Issuance of Common Stock in Offering, Net of Offering Costs	441,000	4,410					664,027				668,437
Issuance of Series A Preferred Stock, Net of Offering Costs			2,777	28			2,776,419				2,776,447
Conversion of Series A Preferred Stock	689,000	6,890	(1,551)	(16)			(6,874)				-
Exercise of Common Stock Options	86,765	868					55,338				56,206
Foreign Currency Translation Adjustment									(344)		(344)
Net Loss Attributable to Common Stockholders										(9,642,376)	(9,642,376)

Balance at September 30, 2016	9,585,883	$95,859	1,226	$12	-	$-	$77,991,557	$(58,824)	$114,444	$(74,897,677)	$3,245,371

See accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net Loss	$(9,642,376)	$(5,697,975)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	649	1,026
Non-Cash Interest Expense Charge on Beneficial Conversion Feature of Notes	-	1,663,873
Non-Cash Interest Expense Relating to Debt Discount	-	244,111
Fair Value Adjustment on Common Stock Warrants	-	(223,172)
Stock-Based Compensation	390,469	1,144,856
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	(35,748)	(57,481)
Refundable Tax Credit Receivable	9,786	1,062
License Fee Receivable	2,378,635	1,000,000
Other Assets	(15,364)	189
Accounts Payable	704,912	(407,819)
Deferred Revenue	48,324	-
Accrued Expenses	(200,829)	(579,179)
Net Cash Used in Operating Activities	(6,361,542)	(2,910,509)

Investing Activities:
Equipment Purchased Under Capital Lease	(11,000)	-
Acquisition of Jade (Net of Cash Acquired)	185,746	-
Restricted Cash	(25,000)	(20,000)
Net Cash Provided by (Used in) Investing Activities	149,746	(20,000)

Financing Activities:
Proceeds from Public Stock Offering	3,768,698	14,101,260
Exercise of Common Stock Options	56,206	18,543
Offering Costs	(323,814)	(1,479,202)
Grant Refund	-	(32,628)
Net Cash Provided by Financing Activities	3,501,090	12,607,973
Effect of Exchange Rate Changes on Cash	(1,053)	74,938
Net (Decrease) Increase in Cash	(2,711,759)	9,752,402
Cash, Beginning of Period	8,394,133	167,001
Cash, End of Period	$5,682,374	$9,919,403
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of Non-Controlling Interests to Common Stock	$-	$6,818,732
Conversion of Preferred Stock into Common Stock	$6,890	$36,408,666
Exercise of Common Stock Warrants	$-	$97
Conversion of Promissory Notes and Accrued Interest into Common Stock	$-	$3,532,694
Deemed Dividend on Conversion of Preferred Stock	$-	$8,222,008
Application of Deferred Offering Costs on IPO	$-	$1,148,994
Warrant Liability Reclassified to Stockholders’ Equity	$-	$79,930
Issuance of Common Stock to Acquire Jade Therapeutics, Inc.	$2,909,766	$-
Contingent Liability in Connection with Jade Acquisition	$1,210,000	$-
Property and Equipment Acquired Under Capital Lease	$31,576	$-

See accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business

EyeGate Pharmaceuticals, Inc. (“EyeGate”, the “Company” or “we”) a Delaware corporation, began operations in December 2004 and is a clinical-stage specialty pharmaceutical company that is focused on developing and commercializing products for treating diseases and disorders of the eye. EyeGate’s first product in clinical trials incorporates a reformulated topically active corticosteroid, dexamethasone phosphate, EGP-437, that is delivered into the ocular tissues though our proprietary iontophoresis drug delivery system, the EyeGate® II Delivery System. The Company is developing the EyeGate® II Delivery System and EGP-437 combination product (together, the “EGP-437 Product”) for the treatment of various inflammatory conditions of the eye, including anterior uveitis, a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body, post-cataract surgery inflammation and pain, and macular edema, an abnormal thickening of the macula associated with the accumulation of excess fluids in the retina. Effective March 7, 2016, the Company acquired all of the capital stock of Jade Therapeutics, Inc. (“Jade”), a privately-held company developing locally-administered, polymer-based products designed to treat poorly-served ophthalmic indications (the “Jade Acquisition”). See Note 12, “Acquisitions”. EyeGate and Jade are an integrated line of business developing ophthalmic solutions for a variety of ocular diseases and disorders.

On February 13, 2015, the Company completed an underwritten initial public offering (the “IPO”) for 683,250 shares of Common Stock. The net proceeds to the Company from the IPO, after deducting the underwriting discounts, commissions, and offering expenses, were approximately $2.7 million. Shares of the Company’s Common Stock began trading on the OTCQB Venture Marketplace under the symbol “EYEG” on February 13, 2015, and the IPO was closed on February 19, 2015. Immediately prior to the IPO, in related transactions, the Company converted all outstanding notes payable into shares of Common Stock, and all shares of its convertible preferred stock into shares of Common Stock. The various classes of shares of preferred stock were converted to shares of Common Stock at a different ratio for each class of preferred stock for 1.00 share of Common Stock. On August 5, 2015, the Company closed an underwritten follow-on public offering of 1,176,470 shares of its Common Stock, and warrants to purchase 1,176,470 shares of its Common Stock. The net proceeds to the Company from this follow-on offering, after deducting underwriting discounts, commissions, and offering expenses, were approximately $8.8 million. The warrants are immediately exercisable, and expire on August 5, 2020.  At the closing of this follow-on offering, the Company also issued and sold additional warrants to purchase up to 176,470 shares of Common Stock in connection with the full exercise of the underwriters’ over-allotment option to purchase additional warrants. On June 30, 2016, the Company completed a subsequent registered direct offering of 441,000 shares of Common Stock and 2,776.5 shares of Series A Preferred Stock (convertible into 1,234,000 shares of Common Stock), along with a concurrent private placement of warrants to purchase Common Stock. The total net proceeds to the Company from this subsequent offering, after deducting the placement agent fees and offering expenses, were approximately $3.4 million. The warrants are initially exercisable on December 30, 2016, and expire on December 30, 2021. See Note 6, “Capital Stock”.

As of September 30, 2016, there were 9,585,883 shares of Common Stock outstanding, $0.01 par value, and 1,226.25 shares of Series A Preferred Stock outstanding, $0.01 par value.

Effective July 31, 2015, the Company’s Common Stock began trading on the Nasdaq Capital Market under the symbol “EYEG”.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2016, EyeGate had Cash and Cash Equivalents of $5,682,374, and an Accumulated Deficit of $74,897,677. EyeGate has incurred losses and negative cash flows since inception, and future losses are anticipated. The Company anticipates having sufficient cash to fund planned operations for approximately six months, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although the Company successfully completed its IPO, a follow-on offering, and a registered direct offering, additional capital may not be available on terms favorable to EyeGate, if at all. On May 6, 2016, the SEC declared effective EyeGate’s registration statement on Form S-3, registering a total of $100,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings pursuant to its shelf registration statement will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Financial Statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of Company management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for an interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of 90 days or less when acquired that are not restricted as to withdrawal, to be a Cash Equivalent for the purpose of the Condensed Consolidated Balance Sheet and Statement of Cash Flows presentation. Cash Equivalents, which were nominal in amount, consisted of money market accounts that are readily convertible to Cash. As of September 30, 2016 and December 31, 2015, the Company had classified $45,000 and $20,000, respectively, as Restricted Cash.

Impairment of Long-Lived Assets

The Company evaluates the potential impairment of long-lived assets, and long-lived assets to be disposed of, and considers whether long-lived assets held for use have been impaired whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Company management makes significant estimates and assumptions regarding future revenues, milestones, cost trends, productivity and market developments in order to test for impairment. Company management reports those long-lived assets to be disposed of and assets held for sale at the lower of carrying amount or fair value less cost to sell. Based on current facts, estimates and assumptions, Company management believes that no assets are impaired at September 30, 2016. There is no assurance that Company management’s estimates and assumptions will not change in future periods.

Research and Development Expenses

The Company expenses research and development (“R&D”) expenditures as incurred. R&D expenses are comprised of costs incurred in performing R&D activities, including salaries, benefits, facilities, research-related overhead, sponsored research costs, contracted services, license fees, and other external costs. Because the Company believes that, under its current process for developing its products, the viability of the products is essentially concurrent with the establishment of technological feasibility, no costs have been capitalized to date.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

In-Process Research and Development

The Company records in-process R&D projects acquired as asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life.

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

Business Segment and Geographical Information

The Company identifies operating segments as components of the enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as fully integrated and operating in one business segment, and the Company operates in one geographic segment.

Income Taxes

The Company will record a deferred income tax asset and liability for the expected future income tax consequences of events that have been recognized in the Company’s Condensed Consolidated Financial Statements and income tax returns. The Company will record a deferred income tax asset and liability based on differences between the financial statement carrying, or “book”, amounts of assets and liabilities, and the tax bases of the assets and liabilities using the enacted income tax regulations in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred income tax asset will be recorded if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. As of September 30, 2016, the Company had no deferred income tax asset or liability on its Condensed Consolidated Financial Statements.

The Company recognizes the impact of an uncertain income tax position in the financial statements if we believe that the position is more likely than not to be sustained by the relevant taxing authority. As of September 30, 2016, the Company had no unrecognized uncertain income tax positions.

Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees and others. The Company measures stock-based compensation cost to employees at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Company recognizes compensation expense for non-employee stock option grants at the fair value of the goods or services received or the equity instruments issued, whichever is more reliably measurable. The Company recorded compensation expense for non-employee awards with graded vesting using the accelerated expense attribution method. In applying the Black-Sholes valuation model, prior to July 1, 2016 the Company estimated the volatility factor in the valuation calculation by using the historic stock volatility of a group of peer public companies. Effective July 1, 2016, the Company determined that the prior methodology for measuring the volatility of its Common Stock was no longer the best estimate of volatility, and the Company will instead measure volatility using its own Common Stock volatility. The Company believes that the public market for its Common Stock is the best measure to use as an input in the option pricing model. All future grants of stock options will use the Company’s historic Common Stock volatility.

The Company will record a deferred income tax asset for any stock-based award that results in a deduction on the Company’s income tax return, based on the amount of compensation expense recognized multiplied by the Company’s statutory income tax rate in the jurisdiction in which it will receive the deduction for compensation expense. Differences between the deferred income tax asset recognized for financial reporting purposes and the actual income tax benefit realized on the Company’s income tax return will be recorded in additional paid-in capital on the Condensed Consolidated Balance Sheets if the income tax benefit exceeds the deferred income tax asset, or in the Condensed Consolidated Statements of Operations if the deferred income tax asset exceeds the income tax benefit and no additional paid-in capital exists from previous awards.  As of September 30, 2016, there are no such differences that are recorded in the Company’s Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Related-Party Transactions

The Company has entered into certain related-party transactions, making payments for services to one vendor, eight consultants and a public university, all of whom also are stockholders of the Company. These transactions generally are ones that involve a shareholder or optionholder of the Company to whom we also make payments during the quarter, typically as a consultant or a service provider. The amounts recorded or paid are not material to the accompanying Condensed Consolidated Financial Statements.

Net Loss Per Share – Basic and Diluted

The computation of Net Loss per Common Share – Basic and Diluted, is based on the weighted-average number of shares outstanding Common Stock.

In computing diluted loss per share, no effect has been given to the shares of Common Stock issuable upon the conversion or exercise of the following dilutive securities as the Company’s net loss would make the effect anti-dilutive.

	September 30, 2016 (unaudited)	September 30, 2015 (unaudited)
Preferred Stock	545,000	-
Common Stock Warrants	2,852,736	1,807,203
Employee Stock Options	1,533,311	1,255,010
Total Shares of Common Stock Issuable	4,931,047	3,062,213

Fair Value of Financial Instruments

The carrying amounts of Accounts Receivable and Accounts Payable approximate their fair values due to the short-term nature of these items. As of September 30, 2016 and December 31, 2015, the fair value of the Company’s money market funds and contingent consideration was $2,000,838 and $1,210,000, and $7,200,450 and $0, respectively.

At September 30, 2016 and December 31, 2015, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement.

Revenue Recognition

The Company follows Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2010-17, Revenue Recognition-Milestone Method in connection with its accounting for collaboration arrangements. The Company’s revenues are generated primarily through arrangements which generally contain multiple elements, or deliverables, including licenses and R&D activities to be performed by the Company on behalf of the licensor or grantor. Payments to EyeGate under these arrangements typically include one or more of the following: (1) nonrefundable, upfront license fees, (2) funding of discovery research efforts on a full-time equivalent basis, (3) reimbursement of research, development and intellectual property costs, (4) milestone payments, and (5) royalties on future product sales.

When evaluating multiple element arrangements, Company management considers whether the deliverables under the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires Company management to make judgments about individual deliverables, including whether such deliverable is separable from the other aspects of the contractual relationship. In determining a unit of accounting, Company management evaluates certain criteria, including whether the deliverable has standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The consideration received is allocated among each separate unit of accounting using the relative selling price method, and the applicable revenue recognition criteria is applied to each separate unit.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

The Company generally recognizes revenue attributable to a license on a straight-line basis over the Company’s contractual or estimated performance period, which is typically the term of the Company’s R&D obligation. If Company management cannot reasonably estimate when the Company’s performance obligation ends, then revenue is deferred until Company management can reasonably estimate when the performance obligation ends. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the R&D agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods. At the inception of arrangements that include milestone payments, Company management evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance, and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. Company management evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. The Company has concluded that the clinical and development milestones pursuant to its R&D arrangements are substantive.

The Company aggregates its milestones into four categories: (i) clinical and development milestones, (ii) the chemistry, manufacturing and controls (“CMC”) validation, (iii) regulatory milestones, and (iv) commercial milestones. Clinical and development milestones are typically achieved when a product candidate advances into a defined phase of clinical research or completes such phase or when a contractually specified clinical trial enrollment target is attained. CMC validation milestones are typically achieved when the validation paperwork is finalized. Regulatory milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other global regulatory authorities. For example, a milestone payment may be due to the Company upon the FDA’s acceptance of an NDA. Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount.

Revenues from clinical and development, CMC and regulatory milestone payments (if the milestones are deemed substantive and the milestone payments are nonrefundable) are recognized upon successful accomplishment of the milestones. Revenue from commercial milestone payments are accounted for as royalties and are recorded as Revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

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

On July 9, 2015, the Company entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”), through which we granted to Valeant an exclusive, worldwide commercial and manufacturing right to the Company’s EGP-437 Product in the field of anterior uveitis, as well as a right of last negotiation to license our EGP-437 Product for indications other than anterior uveitis (the “Valeant Agreement”). There are four principal R&D milestones under the Valeant Agreement: (i) the Phase 3 Clinical Trial, (ii) the Endothelial Cell Count Safety Trial (a trial to determine that treatment has not adversely affected a patient’s corneal endothelial cell density), (iii) the CMC Validation, and (iv) the New Drug Application, or “NDA”, filing with the FDA (collectively, the “Four Milestones”, and each individually, a “Milestone”). Under the Valeant Agreement, Valeant paid to the Company an initial upfront payment, and we are eligible to receive certain other payments, upon and subject to the achievement of certain specified development and commercial progress of the EGP-437 Product for the treatment of anterior uveitis. The Company received the initial up-front payment in 2015, which it recorded as Deferred Revenue on its Condensed Consolidated Balance Sheet, and later in 2015 began receiving certain additional payments, based on R&D progress, to continue over several years. The Company receives payments both when it crosses certain thresholds on the way to each Milestone (each, a “Progress Payment”), as well as once it achieves each Milestone. The Company is entitled to retain all of these payments. The Company defers each Progress Payment, capitalizes each payment on its Condensed Consolidated Balance Sheet as Deferred Revenue, and recognizes these payments in the aggregate as Revenue once it achieves the Milestone to which the Progress Payment relates. The Company recognizes the initial upfront payment as Revenue ratably as it completes each of the Four Milestones, the amount recognized being the total upfront payment times the percentage represented by the proportionate share of fair value of each Milestone relative to the total fair value of all Milestones. Accordingly, the Deferred Revenue account on the Condensed Consolidated Balance Sheet is reduced as Revenue is recognized in the Condensed Consolidated Statement of Operations. The Company expects to begin recognizing Revenue with respect to the Valeant Agreement Progress Payments in 2017.

The Company receives government grant funds from two sources: the U.S. Department of Defense (“DoD”) and the National Science Foundation (“NSF”). The Company is paid by the DoD after it performs specified, agreed-upon research, and it records these grant funds as Revenue as it performs the research. The Company is paid by the NSF before it performs specified, agreed-upon research. We record these NSF funds on our Condensed Consolidated Balance Sheet as Deferred Revenue when invoiced, and recognize these amounts as Revenue ratably as the research is performed, typically over a six-month period.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

The DoD and NSF have each committed to grant funds to Jade for specified ocular therapeutic research activities (together, the “U.S. Government Grants”) to be conducted through 2017, of which grants approximately $1.028 million remain to be funded. The Company recognizes grant funds as Revenue when it performs the activities specified by the terms of the grant and is entitled to the funds.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of the award as equity or as a liability, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016, including interim periods within those reporting period. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and the right-to-use assets, which are asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company does not expect to early adopt this standard and currently has one lease (see Note 10) which will be in place at the effective date. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. The Company believes that the new guidance will not have a material effect on its financial statements and related disclosures.

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract, and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented, or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In April 2015, the FASB deferred the effective date of this guidance until January 1, 2018. The Company is not early adopting this standard. The Company’s sole revenue activities currently relate to the Valeant Agreement and its U.S. Government Grants, and based upon its initial review, the Company does not expect the new standard to have a financial effect on its financial statements and related disclosures; however, the Company is currently evaluating in depth the effect that the new guidance will have on its financial statements and related disclosures.

3. Property and Equipment

Property and equipment at September 30, 2016 (unaudited) and December 31, 2015 consists of the following:

	Estimated Useful Life (Years)	September 30, 2016	December 31, 2015
Laboratory Equipment	7	$-	$14,661
Computer Equipment	3	-	182,914
Computer Software	3	-	46,038
Furniture, Fixtures and Office Equipment	5	-	24,480
Leased Equipment	3	42,576	-
		42,576	268,093
Less: Accumulated Depreciation		-	268,093
		$42,576	$-

Depreciation expense was $649 and $1,026 for the nine-month periods ended September 30, 2016 and 2015, respectively. Effective March 7, 2016 with the Jade Acquisition, the Company added computer equipment of $649.

4. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2016 (unaudited)	December 31, 2015
Payroll and Benefits	$229,515	$652,609
Clinical Trials	967,282	365,277
Consulting	7,000	18,500
Professional Fees	104,132	59,352
Capital Lease	31,576	-
Total Accrued Expenses	$1,339,505	$1,095,738

5. Debt

The Company has no indebtedness other than trade and accounts payable and capital lease obligations in the ordinary course of business.

6. Capital Stock

On May 24, 2016, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at the market equity program under which the Company can from time to time offer and sell up to 1,319,289 shares of its Common Stock through the Sales Agent. Effective June 26, 2016, the Company halted indefinitely all future offers and sales of its Common Stock pursuant to the ATM Agreement. As of September 30, 2016, the Company had not sold any shares of Common Stock pursuant to the ATM Agreement. On June 30, 2016, the Company closed on the sale of its equity securities in connection with a registered direct offering, described below, and as a result, the Company was restricted from issuing any shares pursuant to the ATM Agreement for a period of 90 days following the close of the ATM Agreement. This restriction lapsed on September 28, 2016.

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

On June 30, 2016, the Company completed a registered direct offering of 441,000 shares of Common Stock and 2,776.5 shares of Series A Preferred stock (convertible into 1,234,000 shares of Common Stock), along with a concurrent private placement of warrants. Concurrently with the closing of the registered direct offering, the holder elected to convert 123.75 shares of Series A Preferred Stock into 55,000 shares of Common Stock. The total net proceeds to the Company from this offering, after deducting the placement agent fees and offering expenses, were approximately $3.4 million. Additionally, the investor received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series A Preferred Stock purchased in the registered direct offering, warrants to purchase one-half of a share of Common Stock at an exercise price of $3.50 per share, aggregating warrants to purchase 837,500 shares of Common Stock. Upon conversion, any fractional shares will be paid in cash. The warrants issued to the investor are initially exercisable six months following issuance, and terminate five years following the initial exercise date (December 30, 2016). In addition, the Company issued to the Sales Agent warrants to purchase 33,500 shares of Common Stock. The warrants and the shares of Common Stock underlying the warrants issued in this offering have not been registered under the Securities Act, or applicable state securities laws. During the three months ended September 30, 2016, the holder of the Series A Preferred Stock converted 1,427 shares of preferred stock into 634,000 shares of Common Stock.

At each of September 30, 2016 and December 31, 2015, the Company had 100,000,000 and 100,000,000 authorized shares of Common Stock, $0.01 par value, respectively, of which 9,585,883 and 7,657,287 shares, respectively, were outstanding, and 10,000,000 and 10,000,000 authorized shares of Preferred Stock, $0.01 par value, respectively, of which 3,750 and 0 shares, respectively, were designated as Series A Preferred Stock, and 1,226.25 are issued and outstanding. At September 30, 2016, there were 545,000 shares of Common Stock underlying the outstanding shares of Series A Preferred Stock.

7. Warrants

At September 30, 2016, the following warrants to purchase Common Stock were outstanding:

	Number of Awards		Weighted Average Exercise Price		Weighted Average Remaining Term in Years
Outstanding at December 31, 2015	1,983,673		$9.18		5.32
Issued	871,000	[1]	3.50	[2]	4.74
Forfeited	(1,937)		9.18		4.82
Outstanding at September 30, 2016	2,852,736		$7.45		4.59

1   Consists of 1,742,000 warrants to purchase 837,500 shares of Common Stock issued to the investor, and 33,500 shares issued to the Sales Agent, in connection with the Company’s registered direct offering on June 30, 2016.

2   Warrant exercise price for a full share of Common Stock. Each warrant issued is for the purchase of one-half of a share of Common Stock.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Warrants (continued)

All of the warrant agreements provide for a cashless exercise, whereby the number of warrants to be issued will be reduced by the number of shares which could be purchased from the proceeds of the exercise of the respective warrant. The outstanding warrants expire from 2016 through 2021.

8. Stockholder Notes Receivable

In 2005 and 2006, certain of the Company’s Stockholders and officers issued various promissory notes totaling $195,000 for the sale of Common Stock. The notes were full recourse and were collateralized by the shares of Common Stock sold. The amended notes bore compound interest at 0.93%, effective October 1, 2012. As of October 1, 2016, these notes had matured.

As of September 30, 2016 and December 31, 2015, principal of $58,824 and $58,824 and accrued interest of $89,616 and $88,995, respectively, was outstanding on the remaining stockholder note.

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

The Company’s adopted the 2014 Equity Incentive Plan (the “2014 Plan”), and the Employee Stock Purchase Plan the (the “ESPP”), and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. The maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP is 1,034,888 and 70,567 shares, respectively.

In January 2016, the number of shares of Common Stock issuable under the 2014 Plan automatically increased by 306,291 shares pursuant to the terms of the 2014 Plan, which additional shares are included in the total of 1,034,888 shares issuable under the 2014 Plan.

The following is a summary of stock option activity under the 2005 Plan, the 2014 Plan and the ESPP for the nine months ended September 30, 2016 and 2015:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Life (In Years)
Nine Months Ended September 30, 2015
Outstanding at Beginning of Year	752,372	$0.91	4.55
Granted	535,393	4.14	9.38
Exercised	(24,155)	0.65
Expired	(8,600)	0.65
Outstanding at End of Period	1,255,010	$2.76	5.00

Exercisable at End of Period	870,810	$2.89	5.27

Vested and Expected to Vest at End of Period	870,810	$2.89	5.27

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Equity Incentive Plan (continued)

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Life (In Years)
Nine Months Ended September 30, 2016
Outstanding at Beginning of Year	1,277,367	$2.75	4.94
Granted	355,071	2.81	9.50
Exercised	(86,765)	0.65
Forfeited	(12,362)	3.93
Outstanding at End of Period	1,533,311	$2.91	6.44

Exercisable at End of Period	907,445	$2.84	4.09

Vested and Expected to Vest at End of Period	1,533,311	$2.91	6.44

On February 24, 2015, the Board approved the issuance of 350,000 stock options under the 2014 Plan to two executives and seven members of the Board. These options vest 25% on the grant date, 25% on the one-year anniversary of the grant date, and the remaining 50% in 24 monthly equal installments thereafter.

During the year ended December 31, 2015, and the six months ended June 30, 2016, the Company estimated the volatility of its Common Stock based on the average of published volatilities contained in the most recent audited financial statements of other SEC reporting companies in industries similar to that of the Company. Effective July 1, 2016, the Company determined that the prior methodology for measuring the volatility of its Common Stock was no longer the best estimate of volatility and the Company will measure volatility using its Common Stock volatility. The Company believes that the public market for its Common Stock is the best measure to use as an input in the option pricing model. All future grants of stock options will use the Company’s historic Common Stock volatility.

In the first quarter of 2016, the Board approved the grant of options to purchase 210,524 shares of its Common Stock. In the second quarter of 2016, the Board approved the grant of options to purchase 41,732 shares of its Common Stock. In the third quarter of 2016, the Board approved the grant of options to purchase 102,815 shares of Common Stock. All option grants were pursuant to the 2014 Plan. In general, options granted under the 2014 Plan vest 33.33% on the one-year anniversary of the grant date, and the remainder ratably over the 24-month period following the one-year anniversary.

The total stock-based compensation expense for employees and non-employees is included in the accompanying Condensed Consolidated Statements of Operations and as follows:

	Nine Months Ended September 30,
	2016	2015
Research and Development	$35,692	$189,625
General and Administrative	354,777	955,231
	$390,469	$1,144,856

The fair value of options granted for the nine months ended September 30, 2016 and September 30, 2015 was approximately $720,000 and $1,597,000, respectively. As of September 30, 2016 and September 30, 2015, there is approximately $1,209,000 and $900,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted-average period of 2.35 and 3.13 years, respectively. The Aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2016 is approximately $597,000. Options to purchase 86,765 shares of Common Stock options were exercised during 2016. The intrinsic value of the stock options for the nine months ended September 30, 2016 and September 30, 2015, was approximately $207,000 and $127,000, respectively.

At September 30, 2016, there were options to purchase 70,076 shares of Common Stock available for grant under the 2014 Plan.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies

Leases

The Company is a party to a real property operating lease for the rental of office space in Waltham, Massachusetts of up to 4,516 square feet, that is used for its corporate headquarters. This lease terminates in December 2017. On July 6, 2016, the Company entered into a real property operating lease for office and laboratory space of approximately 2,300 square feet in Salt Lake City, Utah. This lease terminates in June 2019. See Note 12, “Acquisitions”.

The Company is a party to two equipment capital lease agreements, one for a three-year term and one for a two-year term, for the use of scientific instruments in its Salt Lake City laboratory.

License Agreements

The Company is a party to four license agreements. The Company is a licensee under one license agreement that grants to it the exclusive worldwide right to commercialize the technology related to its proprietary iontophoresis drug delivery system. The Company is a licensor to Valeant Pharmaceuticals, Incorporated (“Valeant”), granting to Valeant the exclusive worldwide rights to commercialize the EGP-437 Product to treat anterior uveitis, as described below. The Company is a licensee under an agreement relating to its EyeGate OBG product technology, granting to the Company the exclusive worldwide right to commercialize the locally-administered polymer-based product technologies for ophthalmic treatments in humans. Finally, the Company is a party to a license agreement that grants to it the exclusive worldwide right to commercialize certain Non-Anticoagulant Sulfated Hyaluronan Oligosaccharides (“NASH”) technology. Three of the four license agreements require the Company to pay royalties to the licensor based on Revenue related to the licensed technology, and the agreement with Valeant requires Valeant to pay royalties to the Company based on revenue related to the licensed technology.

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

On September 12, 2013, Jade entered into an agreement with BioTime, Inc. granting to it the exclusive worldwide right to commercialize cross-linked thiolated carboxymethyl hyaluronic acid (“CMHA-S”) for ophthalmic treatments in humans.  The agreement calls for a license issue fee paid to BioTime of $50,000, and requires the Company (through its Jade subsidiary) to pay royalties to BioTime based on revenue relating to any product incorporating the CMHA-S technology.  The agreement expires when patent protection for the CMHA-S technology lapses.

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

On June 17, 2016, the Company entered into an exclusive worldwide license agreement with the University of Utah Research Foundation to further the commercial development of the NASH technology, together with alkylated HA. The agreement calls for payments due to the University of Utah, consisting of a license grant fee of $15,000 due within 30 days of signing, and an annual licensing fee, initially $5,000, and escalating ratably up to $20,000 in 2021.

11. Employee Benefit Plans

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contribution for the nine months ended September 30, 2016 and 2015.

12. Acquisitions

Jade Therapeutics, Inc. Acquisition

Effective March 7, 2016, the Company acquired all of the capital stock of Jade, a privately-held company developing locally-administered, polymer-based products designed to treat ophthalmic indications. With the Jade Acquisition, Jade became a wholly-owned subsidiary of EyeGate. Under the terms of the Jade Acquisition agreement, in consideration for 100% of the outstanding equity interests in Jade, the Company repaid Jade liabilities of up to $300,000 and agreed to issue 765,728 shares of our Common Stock, 90% of which were issued at the closing, and 10% of which will be held back for 18 months (the “Holdback Shares”) in order to satisfy post-closing adjustments or indemnification obligations. Subsequent to the Jade Acquisition, the Company satisfied an additional $232,457 of Jade obligations that arose prior to the acquisition. This amount exceeded the value of the Holdback Shares, and as a result the obligation to release the Holdback Shares was extinguished and the Holdback Shares were retired. The Jade Acquisition also includes a cash earn-out provision calling for an additional cash payment of $2,164,451, contingent upon a Jade product receiving FDA marketing approval. The cash earn-out was recorded as contingent consideration and valued at $1,210,000 at the acquisition date based on the probability of FDA approval of the three products in development. The fair value of the shares the Company agreed to issue in the Jade Acquisition was approximately $2.910 million, based on the closing price per share of our Common Stock as reported by NASDAQ Capital Market on the closing date of the acquisition, $3.80 per share. The adjusted value of the Holdback Shares was $205,207.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Acquisitions (continued)

The following table summarizes the final purchase price allocation and the fair value of the net assets acquired and liabilities assumed in the Jade Acquisition at the date of acquisition:

Jade
Current Assets[1]	$600,604
Intangible Asset (In-Process R&D)	4,212,314
Property, Plant and Equipment, Net	649
Accounts Payable and Other Liabilities	(393,801)
Contingent Consideration (face value $2,164,451)	(1,210,000)
Assumed Liabilities	(300,000)
Total Purchase Price	$2,909,766

[1]	Current Assets include cash, grants receivable and prepaid expenses of $0.186 million, $0.046 million and $0.369 million, respectively, related to the Jade Acquisition.

During 2016, the Company finalized its purchase price allocation during the measurement period relating to certain assets acquired and liabilities assumed in the Jade Acquisition. As a result, for the nine months ended September 30, 2016, the Company adjusted the purchase price for Jade by increasing In-Process R&D by $0.300 million and increasing Liabilities by $0.300 million. The purchase price allocation had no impact on the Company’s Condensed Consolidated Statement of Operations.

Net Loss in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016 includes net losses of Jade from the date of acquisition to September 30, 2016 of $0.384 million. The Company’s Intangible Asset, which consists solely of In-Process R&D, will not be amortized until the underlying development program for the EyeGate OBG program is completed. Completion is generally considered to have occurred once regulatory approval is granted, and related intangible assets generally are accounted for as finite-lived intangible assets and amortized on a straight-line basis over their estimated useful life. The Company expects to amortize the In-Process R&D over 3 years once it receives FDA approval to commercialize the EyeGate OBG.

Pro Forma Disclosure for Jade Acquisition

The following table includes the unaudited pro forma results for the nine months ended September 30, 2016 and 2015 of the combined companies as though the Jade Acquisition had been completed as of the beginning of the period presented.

	For the nine months ended September 30,
	2016	2015
Revenues	$791,813	$425,792
Net Loss	(9,574,936)	(5,791,778)
Net Loss Attributable to Common Stockholders	(9,575,489)	(5,689,416)

The pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated Jade as of the beginning of the period presented.

13. Subsequent Events.

 On October 31, 2016, the Company withdrew its Registration Statement on Form S-3, originally filed on August 31, 2016.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 29 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2016, and on page 23 of our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 13, 2016. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 2 of this Quarterly Report on Form 10-Q.

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company”. Jade Therapeutics, Inc., a wholly-owned subsidiary of the Company, is referred to herein as “Jade”.

Business Overview

We are a clinical-stage specialty pharmaceutical company that is focused on developing and commercializing products for treating diseases and disorders of the eye. EGP-437, the Company’s first product in clinical trials, incorporates a reformulated topically active corticosteroid, Dexamethasone Phosphate that is delivered into the ocular tissues through EyeGate’s proprietary innovative drug delivery system, the EyeGate® II Delivery System. In addition, EyeGate is developing products using cross-linked thiolated carboxymethyl hyaluronic acid (“CMHA-S”), a modified form of the natural polymer hyaluronic acid, which is a gel that possesses unique physical and chemical properties such as hydrating and healing properties when applied to the ocular surface. The ability of CMHA-S to adhere longer to the ocular surface, resist degradation and protect the ocular surface makes it well-suited for treating various ocular surface injuries.

Our proprietary technology, the EyeGate® II Delivery System, utilizes transscleral iontophoresis to deliver optimal therapeutic levels of drug directly into the targeted ocular tissue. It offers a potential alternative to current delivery modalities such as eye drops and ocular injections. Based on technology originating at the Bascom Palmer Eye Institute at the University of Miami, the EyeGate® II Delivery System has been used in over 2,000 clinical treatments to-date, including more than 1,300 treatments delivering our lead therapeutic candidate, EGP-437. The system utilizes a low-level electrical current to deliver a specified amount of drug for each treatment. The process involves applying an electrical current to an ionizable substance - one capable of carrying an electric charge - to increase its mobility across a biological membrane and, through electrorepulsion, drive a like-charged drug substance into the ocular tissue. Using our EyeGate® II Delivery System, treatments can be administered by a wider group of eye care practitioners including ophthalmologists and optometrists. In-office preparation is simple and efficient, and can be completed by nursing or other office staff.

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

The Company’s acquisition of Jade in March 2016 (the “Jade Acquisition”) strengthens our market position as an integrated ocular company through the addition of a robust preclinical pipeline that complements our ongoing efforts to develop novel treatments for diseases and disorders of the eye. The Jade acquisition also expands the Company’s development focus, and creates a diversified portfolio of ocular assets consisting of EGP-437 and the Company’s iontophoretic delivery technology, complemented by a CMHA-S-based product pipeline. Our expanded product pipeline now includes both preclinical and clinical assets that collectively address large market opportunities affecting a wide range of patients suffering from eyesight-threatening diseases and disorders.

The CMHA-S platform is based on hyaluronic acid (“HA”), a naturally occurring polymer that is important in many physiological processes, including wound healing, tissue homeostasis, and joint lubrication. To create hydrogels, the HA is modified to create CMHA-S that is then cross-linked together through the thiol groups. Some products employ disulfide cross-linking while others utilize a Polyethylene Glycol Diacrylate, or PEGDA, cross-linker. Cross-linking slows degradation of the HA backbone and provides a matrix for incorporating therapeutic agents. Variations in the number of thiols per molecule, the molecular weight of the polymer, the concentration of the polymer, the type of cross-linking, and incorporation of active ingredients, provides a highly versatile platform that can be tailored to a specific application. CMHA-S can be formulated as gels or films. Our first CMHA-S-based product, the EyeGate Ocular Bandage Gel (“OBG”), is a topically-applied eye drop formulation that is planned to be tested in clinical trials before the end of 2016. The EyeGate OBG eye drop creates a thin, durable and protective coating to the damaged surface of the eye, serving to facilitate and accelerate corneal re-epithelization. The EyeGate OBG is intended for the management of corneal epithelial defects, and to accelerate re-epithelization of the ocular surface following surgery, injection, and other traumatic and non-traumatic conditions.

Pilot preclinical studies suggest that the specific CMHA-S chemical modification comprising the EyeGate OBG creates a favorable set of attributes, including prolonged retention time on the ocular surface, and a smooth continuous clear barrier without blur that can minimize mechanical lid friction, reduce repeat injury, and mechanically protect the ocular surface, allowing accelerated corneal re-epithelization.

The gel is presently available commercially as a veterinary device indicated for use in the management of superficial corneal ulcers. Manufactured by SentrX Animal Care and sold in the U.S. by Bayer Animal Health as Remend® Corneal Repair, the product has been used successfully for 5 years in dogs, cats and horses, without adverse effects. The composition of the veterinary product is identical to that of the EyeGate OBG. The Company does not have the rights to the CMHA-S platform for animal health or veterinary medicine.

The Company expects to engage in a formal meeting with the U.S. Food and Drug Administration (“FDA”) before year-end 2016 to seek guidance on the clinical path required for our CMHA-S product in an eye drop formulation (0.75% concentration), the EyeGate OBG.

On June 1, 2016, we announced interim data from the first 49 subjects enrolled in the Phase 1b/2a trial of our EGP-437 Product for the treatment of ocular inflammation and pain in post-cataract surgery. The ongoing Phase 1b/2a clinical trial is a multi-center, open-label trial enrolling up to 80 subjects who have undergone unilateral cataract extraction and implantation of a monofocal intra-ocular lens. The primary objective of this trial is to assess the safety and efficacy of iontophoretic EGP-437 in these patients following surgery and determine the optimum dose and dosing regimen to design a prospective, double-masked, randomized, controlled trial.

On July 9, 2015, we entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”), through which we granted Valeant exclusive, worldwide commercial and manufacturing rights to our EGP-437 Product in the field of anterior uveitis, as well as a right of last negotiation to license our EGP-437 Product for indications other than anterior uveitis (the “Valeant Agreement”). There are four principal R&D milestones under the Valeant Agreement: (i) the Phase 3 Clinical Trial, (ii) the Endothelial Cell Count Safety Trial (a screening tool used to verify that a patient’s cornea has an adequate endothelial cell density), (iii) the chemistry, manufacturing and controls, or CMC, Validation, and (iv) the New Drug Application, or “NDA”, filing with the FDA (collectively, the “Four Milestones”, and each individually, a “Milestone”). Under the Valeant Agreement, Valeant paid to us an initial upfront payment of $1.0 million, and we are eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Product for the treatment of anterior uveitis. As of September 30, 2016, we have received an aggregate of $3.370 million in upfront and milestone payments from Valeant. In addition, we are eligible under the Valeant Agreement to receive royalties based on a specified percent of net sales of our EGP-437 Product for the treatment of anterior uveitis throughout the world, subject to adjustment in certain circumstances.

Throughout the Company’s history, we have not generated significant revenue. The Company has never been profitable and, from December 26, 2004 (inception) through September 30, 2016, our losses from operations have aggregated $74.9 million. Our Net Loss was approximately $9.6 million and $5.7 million for the nine months ended September 30, 2016 and 2015, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our EGP-437 Product for the treatment of uveitis as well as other indications, and the EyeGate OBG, our lead product candidate for corneal epithelial defects, and any other product candidates we advance to clinical development. If we obtain regulatory approval for the EGP-437 Product for the treatment of uveitis, or any other indication, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the EGP-437 Product, including sales, marketing and distribution functions. Likewise, if we obtain regulatory approval for the EyeGate OBG, we expect to incur additional significant sales, marketing and distribution expenses.

The Company will need additional financing to support its continuing operations. The Company will seek to fund our operations through public or private equity, debt financings, license and development agreements, or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

Financial Overview

Revenues

To date, EyeGate has recognized Collaboration Revenue from several U.S. government grants made to Jade for ocular therapeutic research (collectively, the “U.S. Government Grants”). While we receive cash amounts from Valeant as progress payments toward milestones, these are not yet recorded as Revenue. See Note 2, “Significant Accounting Policies”. We expect to continue to incur significant operating losses as we fund research and clinical trial activities relating to our ocular therapeutic assets, consisting of EGP-437, the Company’s iontophoretic delivery technology, and the Company’s CMHA-S-based products. There can be no guarantee that the losses incurred to fund these activities will succeed in generating revenue.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which we have prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, as well as the expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions. While our critical accounting policies are discussed in more detail in Note 2 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the policies below are particularly important in evaluating our financial condition and results of operations.

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

Stock-Based Compensation

We have issued options to Company employees purchase our Common Stock. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service/vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility.

During the nine months ended September 30, 2016, we granted options to purchase 355,071 shares of our Common Stock.

Revenue Recognition

The Valeant Agreement entitles the Company to an initial, up-front payment, which we received in 2015 and recorded as Deferred Revenue on our Balance Sheet, and certain additional payments, based on R&D progress and paid over several years. Under the Valeant Agreement, there are R&D Milestones, or deliverables, for which we receive additional payments. We receive payments both when we cross certain thresholds on the path to each Milestone (each, a “Progress Payment”), as well as once we finally achieve each Milestone. We are entitled to retain all of these payments once received. We defer all Progress Payments and capitalize these payments on our Balance Sheet as Deferred Revenue, and we recognize these payments as Revenue once we achieve the Milestone to which the Progress Payment relates. The upfront payment is recognized as Revenue ratably as we complete each of the R&D Milestones, the amount recognized being the amount of the upfront payment times the percentage represented by the proportionate share of fair value of each Milestone relative to the total fair value of the all the R&D Milestones. Accordingly, the Deferred Revenue account on our Balance Sheet is reduced as Revenue is recognized in our Statement of Operations.

We receive U.S. Government Grant funds from two sources: the U.S. Department of Defense (“DoD”) and the National Science Foundation (“NSF”). We are paid by the DoD after we perform specified, agreed-upon research, and we record these grant funds as Revenue as we perform the research. We are paid by the NSF every six months, before we perform specified, agreed-upon research. The NSF funds are recorded on the Balance Sheet as Deferred Revenue when invoiced, and recognized as Revenue ratably as the research is performed, typically over a six-month period.

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

Results of Operations

Comparison of Three Months ended September 30, 2016 and 2015

The following table summarizes the results of our operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, (Unaudited)
	2016	2015	Change
Collaboration Revenue	$274,289	$-	$274,289
Operating Expenses:
Research and Development	(2,449,445)	(407,571)	(2,041,874)
General and Administrative	(1,201,804)	(946,180)	(255,624)
Total Operating Expenses	(3,651,249)	(1,353,751)	(2,297,498)
Other Income (Expense), Net:	298	(1,785)	2,083
Net Loss	$(3,376,662)	$(1,355,536)	$(2,021,126)

Collaboration Revenue. Collaboration Revenue was $0.274 million for the three months ended September 30, 2016, compared to $0 million for the three months ended September 30, 2015, reflecting the Jade Acquisition and the accompanying Collaboration Revenue we now generate from the U.S. Government Grants.

Research and Development Expenses.  Research and Development Expenses were $2.449 million for the three months ended September 30, 2016, compared to $0.408 million for the three months ended September 30, 2015. The increase of $2.041 million is primarily due to an increase in clinical and other activity which we were able to undertake after our August 2015 follow-on offering and is related to the acceleration of Phase 3 clinical trials for the treatment of anterior uveitis, the Phase 1b/2a trial for post-cataract surgery inflammation and pain, and the development of and clinical trial for the EyeGate OBG, as well as research expenses attributable to the Company’s EGP-437-based and CMHA-S-based product pipelines.

General and Administrative Expenses.  General and Administrative Expenses were $1.202 million for the three months ended September 30, 2016, compared to $0.946 million for the three months ended September 30, 2015. The increase of $0.256 million was due to increases in payroll, office and other expenses as company operations have expanded with the acceleration in clinical activity related to the EGP-437 Phase 3 trials for the treatment of anterior uveitis, the Phase 1b/2a trial for post-cataract surgery inflammation and pain, and the clinical trial for the EyeGate OBG, as well as the expansion of operations following the Jade Acquisition.

Net Loss. Net Loss of $3.377 million for the three months ended September 30, 2016 was significantly larger than the Net Loss of $1.356 million for the three months ended September 30, 2015, due principally to the acceleration of expenses relating to the EGP-437 Phase 3 trials, the Phase 1b/2a trial for post-cataract surgery inflammation and pain, and the clinical trial for the EyeGate OBG, and increased R&D Expenses, General and Administrative Expenses, and other expenses to support these activities.

Comparison of Nine Months ended September 30, 2016 and 2015

The following table summarizes the results of our operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, (Unaudited)
	2016	2015	Change
Collaboration Revenue	$508,889	$-	$508,889
Operating Expenses:
Research and Development	(5,844,951)	(1,333,118)	(4,511,833)
General and Administrative	(4,309,737)	(2,668,513)	(1,641,224)
Total Operating Expenses	(10,154,688)	(4,001,631)	(6,153,057)
Other Income (Expense), Net:	3,423	(1,696,344)	1,699,767
Net loss	(9,642,376)	(5,697,975)	(3,944,401)
Net Income Attributable to Non-Controlling Interest	-	(5,177)	5,177
Deemed Dividend on Preferred Stock	-	(8,222,008)	8,222,008
Net Loss	$(9,642,376)	$(13,925,160)	$4,282,784

Results of Operations (continued)

Collaboration Revenue. Collaboration Revenue was $0.509 million for the nine months ended September 30, 2016, compared to $0 million for the nine months ended September 30, 2015, reflecting the Jade Acquisition and the accompanying Collaboration Revenue we now generate from the U.S. Government Grants.

Research and Development Expenses.  Research and Development Expenses were $5.845 million for the nine months ended September 30, 2016, compared to $1.333 million for the nine months ended September 30, 2015. The increase of $4.512 million is primarily due to an increase in clinical and other activity which we were able to undertake after our August 2015 follow-on offering and is related to the acceleration of Phase 3 clinical trials for the treatment of anterior uveitis, the Phase 1b/2a trial for post-cataract surgery inflammation and pain, and the development of and clinical trial for the EyeGate OBG, as well as research expenses attributable to the Company’s EGP-437-based and CMHA-S-based product pipelines.

General and Administrative Expenses.  General and Administrative Expenses were $4.310 million for the nine months ended September 30, 2016, compared to $2.669 million for the nine months ended September 30, 2015. The increase of $1.641 million was due to increases in payroll, office and other expenses as company operations have expanded with the acceleration in clinical activity related to the EGP-437 Phase 3 trials for the treatment of anterior uveitis, the Phase 1b/2a trial for post-cataract surgery inflammation and pain, and the clinical trial for the EyeGate OBG, as well as the expansion of operations following the Jade Acquisition.

Net Loss. Net Loss was $9.642 million for the nine months ended September 30, 2016, significantly smaller than the Net Loss of $13.925 million for the nine months ended September 30, 2015, due principally to a charge of $8.222 million for a Deemed Dividend on Preferred Stock in the nine months ended September 30, 2015, notwithstanding significantly lower Operating Expenses of $4.002 million in the nine months ended September 30, 2015 compared to $10.155 million in the nine months ended September 30, 2016. The higher operating expenses for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, were due principally to the acceleration of expenses relating to the EGP-437 Phase 3 trials, the Phase 1b/2a trial for post-cataract surgery inflammation and pain, and the clinical trial for the EyeGate OBG, and increased R&D Expenses, General and Administrative Expenses, and other expenses to support these activities.

Liquidity and Capital Resources

Since becoming a public company in 2015, the Company has financed its operations from the three public offerings of our Common Stock and convertible preferred stock, and milestone payments from our Valeant License Agreement and the U.S. Government Grants. From inception through September 30, 2016, the Company raised a total of $70.400 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $3.9 million in payments received under our license agreements and U.S. Government Grants.

In March 2016, the Company issued approximately 690,000 shares of Common Stock, and paid approximately $0.300 million in cash, to fund the Jade Acquisition.

On July 9, 2015, EyeGate received the initial $1.000 million upfront payment from Valeant as provided under the Valeant Agreement. Through September 30, 2016, we have received cash payments of $3.370 million under the Valeant Agreement, which are presented as Cash and Deferred Revenue on our Condensed Consolidated Balance Sheet. We expect to receive cash payments of approximately $1 million in the fourth quarter of 2016, also under the Valeant Agreement.

On May 24, 2016, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at the market equity program under which we can from time to time offer and sell up to 1,319,289 shares of its Common Stock through the Sales Agent. Effective as of June 26, 2016, we halted indefinitely all future offers and sales of our Common Stock pursuant to the ATM Agreement. As of September 30, 2016, the Company had not sold any shares of Common Stock pursuant to the ATM Agreement. On June 30, 2016, the Company closed on the sale of our equity securities in connection with a registered direct offering, described below, and as a result, we were restricted from issuing any shares pursuant to the ATM Agreement for a period of 90 days following June 30, 2016. This restriction lapsed on September 28, 2016.

On June 30, 2016, the Company issued 441,000 shares of Common Stock and 2,776.5 shares Series A Preferred Stock, along with a concurrent private placement of warrants, with total gross proceeds of approximately $3.77 million, in a registered direct offering (the “Offering”). Through September 30, 2016, the holder of the Series A Preferred Stock converted 1,551 shares of Series A Preferred Stock into 689,000 shares of Common Stock. The Company received net proceeds from the Offering, after deducting the placement agent fees and Offering expenses of approximately $3.4 million.

At September 30, 2016, the Company had Cash and Cash Equivalents of $5.682 million.

Results of Operations (continued)

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Cash Used in Operating Activities	$(6,361,542)	$(2,910,509)
Cash Provided by (Used in) Investing Activities	149,746	(20,000)
Cash Provided by Financing Activities	3,501,090	12,607,973

Comparison of Nine Months Ended September 30, 2016 and 2015

Operating Activities. Cash Used in Operating Activities was $6.362 million for the nine months ended September 30, 2016, compared to $2.911 million for the nine months ended September 30, 2015. The primary use of Cash was to fund operating losses of $9.642 million in 2016, offset by the positive impact of receiving cash payments from Valeant and the U.S. Government, some of which is classified as Deferred Revenue on the Condensed Consolidated Balance Sheet, and some of which is included in Collaboration Revenue in the Condensed Consolidated Statement of Operations.

Investing Activities. On March 7, 2016, we acquired Jade Therapeutics, Inc., a Common Stock and Cash transaction that required the use of $0.186 million in Cash (net of cash acquired).

Financing Activities. We generated approximately $3.5 million in Cash from financing activities in the first nine months of 2016.

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

Based on our cash on hand at September 30, 2016 and cash we expect to receive over the remainder of 2016, we believe we will have sufficient cash to fund planned operations for approximately six months. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we completed the IPO, follow-on and registered direct offerings, additional capital may not be available on terms favorable to EyeGate, if at all. On May 6, 2016, the SEC declared effective our registration statement on Form S-3, registering a total of $100,000,000 of our securities for sale to the public in what is known as a “shelf offering”. We do not know if our future offerings pursuant to our shelf registration statement will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. These conditions raise substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We had no off-Balance Sheet arrangements as of September 30, 2016.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2016:

	Total	Less than 1 Year	1-3 Years	More than 3 Years
Leases [1]	$308,723	$169,059	$139,664	$-
Licensing Agreements [2]	65,625	12,500	25,000	28,125
Purchase Obligations [3]	1,982,987	1,982,987	-	-
Total [4]	$2,357,335	$2,164,546	$164,664	$28,125

[1]	Lease obligations reflect our obligation to make payments in connection with operating leases for our office space and capital leases with respect to laboratory equipment.
[2]	Licensing Agreement obligations represent our commitments under license agreements, including those made by the Company under its license agreements with the University of Miami School of Medicine and the University of Utah Research Foundation.
[3]	Purchase Obligations relate to a Master Service Agreement with a contract research organization (“CRO”). The CRO will provide clinical research services for Phase 3 trials in patients with non-infectious anterior segment uveitis.
[4]	This table does not include (a) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer and our Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Accounting and Reporting

In connection with the Jade Acquisition, we began implementing standards and procedures in our Salt Lake City office, including establishing controls over accounting systems and establishing controls over the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal control over financial accounting and reporting. We believe we have successfully integrated the acquired operations of Jade into our overall internal control over financial accounting and reporting process.

These changes to the Company’s internal control over financial accounting and reporting that occurred during the three months ended September 30, 2016 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial accounting and reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

Date: November 1, 2016	By:	/s/ Stephen From
President and Chief Executive Officer (Principal executive officer)

Date: November 1, 2016	By:	/s/ Ryan R. Brenneman
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

