Form 10-K
period 2016-12-31
EYEGATE PHARMACEUTICALS INC
filed 2017-02-23
CIK 1372514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2016 was approximately $23,185,377. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

At February 17, 2017, there were 10,234,883 shares of the registrant’s common stock issued and outstanding.

EYEGATE PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2016

INDEX

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each as amended. The forward-looking statements are principally, but not exclusively, contained in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 23 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I

Item 1.	Business.

Overview

We are a clinical-stage specialty pharmaceutical company that is focused on developing and commercializing products for treating diseases and disorders of the eye. EGP-437, our first product in clinical trials, incorporates a reformulated topically active corticosteroid, Dexamethasone Phosphate, that is delivered into the ocular tissues through our proprietary innovative drug delivery system, the EyeGate® II Delivery System. EGP-437 is being developed under the 505(b)(2) New Drug Application, or NDA, regulatory pathway for drugs submitted for approval to the U.S. Food and Drug Administration, or FDA, which enables an applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its NDA.

In addition, through our acquisition of Jade in March 2016 (the “Jade Acquisition”), we are developing products using cross-linked thiolated carboxymethyl hyaluronic acid (“CMHA-S”), a modified form of the natural polymer hyaluronic acid, which is a gel that possesses unique physical and chemical properties such as hydrating and healing properties when applied to the ocular surface. The ability of CMHA-S to adhere longer to the ocular surface, resist degradation and protect the ocular surface makes it well-suited for treating various ocular surface injuries. Our first CMHA-S-based product, the EyeGate Ocular Bandage Gel (“OBG”), has completed a pilot trial where we recently announced positive top-line data. OBG is a topically-applied eye drop formulation that is being developed under the 510(k) De Novo path for devices submitted for marketing clearance to the U.S. FDA.

The EyeGate® II Delivery System features a compact, elegant, and easy-to-use device that we believe has the potential to deliver drugs non-invasively and quickly into the ocular tissues through the use of iontophoresis, which can accelerate the onset of action, dramatically reduce treatment frequency versus eye drops and sustain therapeutic effect. Iontophoresis employs the use of a low electrical current that promotes the migration of a charged drug substance across biological membranes. The current produces ions, which through electrorepulsion, drive a like-charged drug substance into the tissues. The EyeGate® II Delivery System is easy-to-use, only takes a few minutes to employ and more than 2,400 treatments have been administered in clinical trials.

We are developing EGP-437 for the treatment of various inflammatory conditions of the eye, including the treatment of ocular inflammation and pain in post-surgical cataract patients and uveitis, a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body. Based on guidance provided by the FDA, the Company expects that if the planned confirmatory Phase 3 trial of EGP-437 in anterior uveitis meets non-inferiority criteria, data from this trial along with data from our previously completed Phase 3 trial in anterior uveitis will be sufficient to support a NDA filing. The Company also believes, based on guidance provided by the FDA, that the design of the planned confirmatory Phase 3 anterior uveitis trial is acceptable and that the nonclinical work completed to date is sufficient to support a NDA filing.

We have entered into two exclusive global license agreements with subsidiaries of Valeant Pharmaceuticals International, Inc. (“Valeant”), through which EyeGate has granted Valeant exclusive, worldwide commercial and manufacturing rights to its EyeGate® II Delivery System and EGP-437 combination product, or the Product, in the fields of uveitis and ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients, as well as a right of last negotiation to license the Product for other indications. EyeGate shall be responsible for the development of the Product in the U.S. for the indications, together with the costs associated therewith. Valeant has the right to develop the Product in the fields outside of the U.S. and has agreed to fund 100% of any costs associated therewith.

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

Our first CMHA-S-based product candidate, the EyeGate Ocular Bandage Gel (“OBG”), is a topically-applied eye drop formulation that has completed its first-in-man clinical trial. We have recently announced positive top-line data from this initial pilot trial evaluating the ability of EyeGate OBG to accelerate ocular surface re-epithelialization following photorefractive keratectomy (“PRK”). The EyeGate OBG eye drop creates a thin, durable and protective coating to the damaged surface of the eye, serving to facilitate and accelerate corneal re-epithelization. The EyeGate OBG is intended for the management of corneal epithelial defects, and to accelerate re-epithelization of the ocular surface following surgery, injection, and other traumatic and non-traumatic conditions.

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

The gel is presently available commercially as a veterinary device indicated for use in the management of superficial corneal ulcers. Manufactured by SentrX Animal Care and sold in the U.S. by Bayer Animal Health as Remend® Corneal Repair, the product has been used successfully for five years in dogs, cats and horses, without adverse effects. The composition of the veterinary product is identical to that of the EyeGate OBG. We do not have the rights to the CMHA-S platform for animal health or veterinary medicine.

Product	Indication	Stage	Target Filing Dates
OBG Crosslinked HA	Large Corneal Epithelial Defects	• Pilot Trial completed in patients having undergone photorefractive keratectomy (“PRK”): Positive data announced • Next Trial: Initiation Q2 17	• 510(K) De Novo filing targeted for year-end 2017 • CE Mark targeted for year-end 2017
EGP-437 Iontophoresis	Cataract Surgery	• Phase 1b/2a completed: Positive data announced • Initiating Phase 2 Trial	• NDA supplemental filing targeted for H2 2018
	Anterior Uveitis	• 2nd Phase 3 Pivotal Trial: Enrolling	• NDA filing targeted for year-end 2017

Our Strategy

Our goal is to become a leading specialty pharmaceutical company focused on developing and commercializing products for treating diseases and disorders of the eye. The key elements of this strategy are to:

•	Continue clinical development of our EyeGate OBG device for the treatment of corneal epithelial defects. We have just completed our first-in-man trial enrolling subjects with a 9mm corneal wound, a large corneal epithelial defect, post photorefractive keratectomy (PRK) surgery and released positive top-line data in the first quarter of 2017. We anticipate initiating a double-masked controlled trial in the second quarter of 2017 and expect to have top-line data in the third quarter of 2017.
•	Continue clinical development of our EGP-437 Combination Product for the treatment of inflammation and pain post cataract surgery. We have completed an 80 subject open-label dose ranging trial and plan on initiating a Phase 2b trial in the first quarter of 2017. We expect to have topline data for this trial by year-end 2017.
•	Continue clinical development of our EGP-437 Combination Product for the treatment of noninfectious anterior uveitis. We have initiated and begun enrolling patients for the confirmatory Phase 3 trial evaluating the safety and efficacy of our EGP-437 Combination Product for the treatment of noninfectious anterior uveitis. Based on our estimates regarding subject enrollment, we expect to have topline data for this trial in the third quarter of 2017.

•	Utilize the EyeGate iontophoresis expertise to expand our drug delivery platform for the treatment of eye diseases. Our initial platform, the EyeGate® II Drug Delivery System, is an in-office treatment performed by an eye care giver. We plan to develop a system based on iontophoresis that could be applied at home by the patient. This would be ideal for the treatment of certain chronic ocular diseases where less frequent visits to the eye care givers office are required.
•	Pursue other strategic collaborations. We plan to evaluate opportunities to enter into collaborations that may contribute to our ability to advance our drug delivery platform and product candidates and to progress concurrently a range of discovery and development programs. We also plan to evaluate opportunities to in-license or acquire the rights to other products, product candidates or technologies for the treatment of eye diseases.

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

EyeGate OBG

The EyeGate OBG is a synthetic biocompatible cross-linked thiolated carboxymethyl hyaluronic acid (CMHA-S) hydrogel capable of coating the ocular surface and designed to resist degradation under conditions present in the eye. This prolongs residence time of the bandage on the ocular surface, thereby addressing the limitations of current non-cross-linked hyaluronic acid formulations. Additionally, cross-linking allows the product’s viscosity to be modified to meet optimum ocular needs. The increased viscosity and non-covalent muco-adhesive interfacial forces improve residence time in the tear film, thus providing a coating that aids and promotes re-epithelization of the ocular surface via physical protection.

The EyeGate OBG exhibits significant shear thinning properties. This feature allows the CMHA-S polymer to act as a more concentrated, viscous barrier at low shear rates in a resting tear film, but also as a lower resistance fluid (therefore thinned) during high shear events such as blinking. This property enables better residence time and a more favorable ocular surface coating with less optical blur. This should enhance ocular surface protection and patient comfort.

The EyeGate OBG has been shown to provide a mechanical barrier that aids in the management of corneal epithelial defects and accelerates re-epithelization in both preclinical studies and in clinical ophthalmic veterinary use. As such, photorefractive keratectomy (PRK) surgery was chosen as the subject population which is best suited to demonstrate this effect. PRK is an efficacious alternative to patients seeking surgical correction of refractive errors who are not suitable candidates for laser in situ keratomileusis (LASIK) due to inadequate corneal thickness, larger pupil size, history of keratoconjunctivitis sicca (KCS), or anterior basement membrane disease. The primary effectiveness endpoint for this initial pilot trial will be time to re-epithelization of epithelial defect following PRK surgery. We have completed the trial and have recently announced positive top-line data in the first quarter of 2017.

EyeGate® II Delivery System and EGP-437

Delivery of therapeutic agents using ocular iontophoresis has been of interest as a means of non-invasively achieving higher drug levels within the eye by promoting the migration of a charged drug substance across biological membranes with a low electrical current. The EyeGate® II Delivery System applicator utilizes an inert electrode, which stimulates the electrolysis of water to produce ions (hydroxide or hydronium), which via electrorepulsion, drive a like-charged drug substance into the ocular tissues. The EyeGate® II Delivery System delivery platform requires custom pharmaceutical formulations to enable delivery efficiency and safety while allowing for potential novel intellectual property. The data from multiple clinical trials suggests that EGP-437 does not significantly raise mean intraocular pressure, or IOP, at the time points evaluated during the study period.

Many front of the eye diseases such as cataract surgery and non-infectious anterior uveitis are acute inflammatory conditions. The current standard of care to treat ocular surface and anterior segment inflammation is patient administered corticosteroids in the form of eye drops. Topical corticosteroids suffer from a number of drawbacks including low ocular bioavailability, rapid clearance and steroid-related side effects including elevated IOP. We believe that our EGP-437 Combination Product has the potential to address these unmet needs by providing in-office treatments given by the eye care provider thereby mitigating the patient compliance issues and substantially reducing the burden of care.

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

Current Targeted Indications

EyeGate OBG: Large Corneal Epithelial Defects

The EyeGate OBG provides a thin coating to the surface of the eye, serving as a protectant to facilitate and accelerate corneal re-epithelization. EyeGate conducted a randomized masked, prospective study of the safety and performance of the EyeGate Ocular Bandage Gel, a 0.75% crosslinked Hyaluronic Acid applied topically for accelerating re-epithelization of large corneal epithelial defects resulting from photorefractive keratectomy (PRK) used in combination with and without a bandage contact lens.

Photorefractive keratectomy (PRK) is an efficacious alternative to patients seeking surgical correction of refractive errors who are not suitable candidates for laser in situ keratomileusis (LASIK) due to inadequate corneal thickness, larger pupil size, history of keratoconjunctivitis sicca (KCS), or anterior basement membrane disease. PRK involves controlled mechanical removal of corneal epithelium with subsequent excimer laser photoablation of the underlying Bowman’s layer and anterior stroma, including the subepithelial nerve plexus.

The military prefers PRK as a refractive surgery due to the stability of the PRK incision and the absence of risk for flap dislocation during military active duty. Although this procedure yields desirable visual acuity results, common complications of the procedure include post-operative pain secondary to the epithelial defects, risk of corneal infection prior to re-epithelization of the large epithelial defect, corneal haze formation, decreased contrast sensitivity, and slower visual recovery.

Per our discussion with the FDA at the pre-submission meeting that occurred in the fourth quarter of 2016, we also plan on designing and initiating trials during the second half of 2017 that will broaden the indications for use of OBG beyond PRK, including ocular burns, microabrasions, superficial punctate keratitis and other conditions. The designs will be based on size of defect and not a specific underlying cause or indication.

EGP-437: Cataract Surgery

Cataracts are the leading cause of blindness worldwide, and there are more than 24 million people age 40 and older who have cataracts in the U.S. alone, according to the Vision Problems in the U.S. report from Prevent Blindness. A cataract is a clouding of the lens in the eye that affects vision. Most cataracts are related to aging and are very common in older people. By age 80, more than half of the U.S. population either have a cataract or have had cataract surgery. Cataract surgery is the most common surgical procedure in the population aged over 65 years. There are approximately three million cataract surgeries performed per year in the U.S. As the technology of cataract surgery has progressed, so too, has the increased patient demand for excellent vision and safety after the procedure, but visual rehabilitation after cataract surgery is sometimes delayed by the inflammatory processes that are induced by phacoemulsification where the eye’s internal lens is emulsified with an ultrasonic hand piece and aspirated from the eye. Inflammation is induced in all cataract surgery by the mechanical transmission of energy into the eye, disruption of cell membranes, and the normal healing process. Postoperative topical corticosteroids are used routinely to reduce inflammation and improve visual outcomes after cataract surgery. Despite their use, transient corneal edema is one of the major factors hindering the improvement of vision in the first days after surgery, and cystoid macula edema may reduce quality of vision for weeks and months after the procedure. Therefore, reducing inflammation and its potential damage to the corneal endothelium and retina is a high priority for the ophthalmic surgeon.

EGP-437: Non-Infectious Anterior Uveitis

Uveitis is a general term for inflammation of the uveal tract and encompasses a wide range of etiologies. It may be iodiopathic, associated with systemic diseases or result from a variety of infectious agents. An annual estimated 17.6% of active uveitis patients experience transient or permanent loss of vision. Uveitis is responsible for more than 2.8% of cases of blindness in the U.S., making this disorder an important cause of vision loss and impairment. Non-infectious anterior uveitis is a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body and is the most common form of uveitis. Incidence in the U.S. ranges from approximately 26.6 to 102 per 100,000 adults annually with recent reports indicating occurrence in all age groups with the highest incidence in those over age 65 years. Chronic or recurrent, anterior uveitis may lead to complications such as posterior subcapsular cataract, glaucoma and macular edema.

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

Clinical Trial Results

EyeGate OBG: Large Corneal Epithelial Defects

We have recently reported topline results from the first-in-human pilot trial of EyeGate OBG, the acceleration of re-epithelialization of large corneal epithelial defects in patients having undergone photorefractive keratectomy (“PRK”). The prospective, randomized, controlled study enrolled 39 subjects undergoing bilateral PRK surgery and aimed to assess the safety and performance of EyeGate OBG on its own or combined with a Bandage Contact Lens (“BCL”) compared to the current standard of care, artificial tears and BCL. The primary endpoint of the study was complete wound closure by Day 3.

The enrolled subjects were randomized into one of three study groups, with subjects receiving the same treatment in both eyes:

•	Patients in arm 1 (n=12) received EyeGate Ocular Bandage Gel four times daily (QID) for two weeks after surgery.
•	Arm 2 (n=14) was comprised of EyeGate Ocular Bandage Gel QID for 2 weeks after surgery in combination with a BCL.
•	Arm 3 (n=13) was comprised of artificial tears administered four times daily and BCL.

The study demonstrated safety and tolerability of EyeGate OBG, with encouraging potential efficacy. 83.3% of the subjects in Arm 1 (EyeGate OBG alone) achieved complete wound closure by Day 3, compared to 53.8% of patients that received the standard of care. Thus, the OBG arm had approximately 55% more subjects achieve full wound closure on Day 3 than the standard of care arm. Also, on Day 3, the average wound surface area was 94.4% smaller for the OBG arm versus the standard or care arm or 0.02mm2 vs 0.37mm2 respectively. Additionally, the average wound surface area on Day 1 (24 hours post-surgery) was 18.5 mm2 for patients in the EyeGate OBG alone arm compared to 39.5mm2 in the BCL arm, a 53.3% improvement. Based on these positive results, EyeGate plans to continue development with a double-masked, controlled trial evaluating EyeGate OBG monotherapy against BCL in the second quarter of 2017.

	# Subjects per arm	Closed Wound: Day 3		Surface Area (mm2)
		#	%	Day 1	Day 3
Arm 1: OBG	12	10	83.3%	18.5	0.02
Arm 2: OBG + BCL	14	9	64.3%	40.7	0.10
Arm 3: BCL + AT1	13	7	53.8%	39.5	0.37
Total Subjects Enrolled	39
OBG vs BCL: % better			54.8%	53.3%	94.4%

EGP-437

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

We have completed seven clinical trials under IND 107,846 for the EGP-437 Combination Product. The first two trials were executed in parallel — a Phase 1/2 non-infectious anterior uveitis trial and a Phase 2 dry eye trial. These two trials were followed by a Phase 3 dry eye trial. Subsequently, we completed our first Phase 3 trial for non-infectious anterior uveitis. During the time that we executed the Phase 3 non-infectious anterior uveitis trial we completed a Phase 2 proof-of-concept cataract surgery trial, with prophylactic treatment of the EGP-437 Combination Product. We recently, in 2016, completed a Phase 1b/2a dose ranging trial treating inflammation and pain for subjects that have undergone cataract surgery and a Phase 1b/2a proof-of-concept macular edema trial.

Protocol	Indication	Phase	No. Subjects Randomized	Control Arm
EGP-437-001	Anterior Uveitis	1/2	40	None
EGP-437-002	Dry Eye	2	105	Placebo
EGP-437-003	Dry Eye	3	198	Placebo
EGP-437-004	Anterior Uveitis	3	193	Standard of care
EGP-437-005	Cataract Surgery	2 POC	45	Placebo
EGP-437-007	Macular Edema	1b/2a	26	None
EGP-437-008	Cataract Surgery	1b/2a	80	Placebo

Cataract Surgery: Phase 1b/2a Trial (EGP-437-008)

We have reported positive data for our dose-ranging clinical trial for the treatment of ocular inflammation and pain in post-surgical cataract patients. The Phase 1b/2a clinical trial was a multi-center, open-label trial enrolling 80 subjects who had undergone unilateral cataract extraction and implantation of a monofocal intra-ocular lens. The primary objective of this trial was to assess the safety and efficacy of iontophoretic EGP-437 in these patients following surgery.

The trial design included eight cohorts, ten subjects per cohort, whereby iontophoretic doses of 4.0 mA-min, 4.5 mA-min, 9.0 mA-min and 14.0 mA-min were employed and the 9.0 and 14.0 mA-min cohorts included different dosing regimens. Dosing regimens included three treatments administered on Day 0, Day 1 and Day 2 or Day 0, Day 1 and Day 4 with potential for an additional treatment at Day 7 in all cohorts. One cohort had the Day 0 treatment given prior to surgery and all other cohorts had the Day 0 treatment provided after surgery. All cohorts except one was treatment delivering EGP-437, the exception was a placebo arm. The primary endpoint for all cohorts is based on the proportion of subjects that achieved an anterior chamber cell (ACC) count of zero, with secondary endpoints measuring pain score and intra-ocular pressure.

A positive response was achieved demonstrating that EGP-437 delivered via our EyeGate® II Delivery System was safe and effective in reducing inflammation and preventing pain. The best responses were achieved with the 4.5mA-min and 9.0mA-min cohorts with similar or greater percentage of patients with ACC count of zero greater than Durezol* at Day 7. Both EGP-437 cohorts demonstrated a greater proportion of patients with ACC count of zero than Durezol* at Day 28. The percentage of patients with zero pain was better than Durezol* at Day 4, 7 and 14 for both EGP-437 cohorts. The optimal doses are being determined to take forward into a Phase 2b trial, to be initiated in the second quarter of 2017.

*	Durezol is a topical corticosteroid approved for the treatment of pain and inflammation post ocular surgery and data shown is from CDER Application Number 22-212: Medical Review for Durezol, studies ST-601A-002a and 002b. Durezol data shown is based on combined data from both studies. QID dose, ITT, LOCF.

EGP-437 data based on treatments given on Days 0, 1, and 4 (some subjects received additional dose at Day 7) and is ITT, LOCF.

*	Durezol is a topical corticosteroid approved for the treatment of pain and inflammation post ocular surgery and data shown is from CDER Application Number 22-212: Medical Review for Durezol, studies ST-601A-002a and 002b. Durezol data shown is based on combined data from both studies. QID dose, ITT, LOCF.

EGP-437 data based on treatments given on Days 0, 1, and 4 (some subjects received additional dose at Day 7) and is ITT, LOCF.

Macular Edema: Phase 1b/2a Trial (EGP-437-007)

We have reported data for our first clinical trial treating a back of the eye indication, macular edema. The Phase 1b/2a proof-of-concept trial suggests that iontophoresis can non-invasively deliver EGP-437 to the back of the eye. The non-invasive delivery of EGP-437 has demonstrated a positive response in some patients with macular edema.

The completed Phase 1b/2a clinical trial is a multi-center, open-label trial. The data reported was based on the first 19 patients enrolled and had macular edema associated with Retinal Vein Occlusion, Diabetic Retinopathy or Post-Surgical (cystoid) Macular Edema. The primary objective of this trial is to evaluate the safety and efficacy of iontophoretic EGP-437 in patients suffering from Macular Edema. Three treatments at 14.0 mA-min (3.5mA) were administered on Day 0, Day 4 and Day 9. Primary outcome of the trial measured reduction in mean central subfield thickness on Day 4, Day, 9 and Day 14. Ozurdex® was administered as control to patients that did not respond to the investigational therapy at Day 14 and were re-evaluated at Day 28.

A positive response was observed in some of the patients, with pseudophakic eyes (an eye implanted with an intraocular lens) responding better than phakic eyes (an eye with a natural lens). A positive response was demonstrated in three subpopulations of macular edema including macular edema associated with diabetes, retinal vein occlusion and inflammation or cystoid. In one example, a subject that presented with diabetic macular edema was provided with three treatments of EGP-437, Day 0, Day 4 and Day 9 and showed anatomic resolution in approximately one week after only two treatments, as illustrated by the optical coherence tomography scan below. Additionally, the investigational therapy showed no serious treatment emergent adverse effects including no increase in ocular pressure even at three times the iontophoretic dose that was used for the Company’s Phase 3 non-infectious anterior uveitis trial.

Non-Infectious Anterior Uveitis: Phase 3 Clinical Trial (EGP-437-004)

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

•	The EGP-437 Combination Product produced the same outcomes compared to PA while eliminating the need to apply up to eight eye drops a day, for a total of 154 drops over a four-week period — eight times per day for week one, six times per day for week two and four times per day for weeks three and four.
•	This was achieved with a lower incidence of increased IOP, which is characterized as an increase of six mm Hg or more from baseline; in the EGP-437 Combined Product group, 14 subjects had 17 occurrences while 24 subjects had 41 occurrences in the PA arm.

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

By Days 7 and 14, the proportion of subjects reaching ACC counts of zero was slightly greater in the EGP-437 Combination Product arm than the PA arm. This effect was more noticeable in the subgroup of subjects with a higher baseline ACC count; a higher proportion of subjects in the EGP-437 Combination Product arm reached an ACC count of zero by Days 7 and 14 in this sub-group of subjects. Safety findings were comparable for both study arms.

Non-Infectious Anterior Uveitis: Phase 1/2 Trial (EGP-437-001)

Our first clinical trial initiated with the EGP-437 Combination Product was a Phase 1/2 trial for subjects with non-infectious anterior uveitis, which was defined as having anterior chamber cell (ACC) scores ≥ 1.5, or in other words, cell counts of less than or equal to 11 cells. Subjects who have anterior uveitis, exhibit a large number of white blood cells in the anterior chamber of the eye. The treatment objective is to eliminate the inflammation which can be visually confirmed when all white blood cells have been cleared from the anterior chamber. The degree of intraocular inflammation is based on a grading scheme or score that uses an ordinal scale ranging from 0 to 4.

The primary objective of this exploratory study was to define a safe and effective dose of EGP-437 in subjects with non-infectious anterior segment uveitis. The secondary objective was to evaluate the systemic pharmacokinetic profile of EGP-437 (dexamethasone and dexamethasone phosphate) following ocular dosing.

This multi-site, randomized, double-masked, parallel group, dose comparison, exploratory study comprised five visits conducted over 28 days. The study population was comprised of 40 eyes of 40 subjects. Enrolled subjects were randomly assigned to receive one of four iontophoresis dose levels of EGP-437 for approximately four minutes with up to ten subjects per treatment arm. Subjects received a single treatment only, at Day 0, subjects returned for examination on Days 1, 7, 14, and 28. Eligible subjects received one of the following four iontophoresis dose levels of EGP-437 (dexamethasone phosphate ophthalmic solution (40mg/mL)) for approximately 4 minutes:

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

Characteristic	Statistic or Category	Treatment Group
		1.6 mA-min (N = 10)	4.8 mA-min (N = 10)	10.0 mA-min (N = 10)	14.0 mA-min (N = 10)	Total (N = 40)
ACC Score of Zero	Day 14	8 (80%)	6 (60%)	2 (20%)	3 (30%)	19 (48%)
	Day 28	8 (80%)	6 (60%)	5 (50%)	5 (50%)	24 (60%)
ACC Count of Zero	Day 14	4 (40%)	1 (10%)	1 (10%)	1 (10%)	7 (18%)
	Day 28	6 (60%)	2 (20%)	1 (10%)	5 (50%)	14 (35%)

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

The results from this trial appeared to demonstrate that the most effective EGP-437 dose level are in the 1.6 mA-min at 0.4 mA dose level. The level of association between the iontophoresis treatments and achieving an ACC Score of zero was assessed and the association was estimated to be statistically significant at a 5% level of significance (p-value = 0.032) on Day 14, suggesting that the treatment differences are larger than would be expected by chance alone. The probability-value or p-value is a number between 0.00 and 1.00, and is used to demonstrate the strength of a conclusion drawn from clinical trial data. Essentially the p-value measures consistency between the results actually obtained in the trial and the “pure chance” explanation for those results. A statement and corresponding p-value are considered of strong significance if the probability of the same reaction occurring randomly or by chance is less than 5%, corresponding to a p-value of p < 0.05.

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

Clinical Development Plan

EyeGate OBG

The EyeGate OBG has been shown to provide a mechanical barrier that aids in the management of corneal epithelial defects and accelerates re-epithelization in both preclinical studies and in clinical ophthalmic veterinary use. As such, photorefractive keratectomy (PRK) surgery was chosen as the subject population, which is best suited to demonstrate this effect. PRK is an efficacious alternative to patients seeking surgical correction of refractive errors who are not suitable candidates for laser in situ keratomileusis (LASIK) due to inadequate corneal thickness, larger pupil size, history of keratoconjunctivitis sicca (KCS), or anterior basement membrane disease. The primary effectiveness endpoint for this initial pilot trial will be time to re-epithelization of epithelial defect following PRK surgery. We have completed the trial and have recently announced positive top-line data in the first quarter of 2017. We anticipate initiating a prospective, double-masked clinical trial in the second quarter of 2017 for large corneal epithelial defects following PRK surgery.

Per our discussion with the FDA at the pre-submission meeting that occurred in the fourth quarter of 2016, we also plan on designing and initiating trials during the second half of 2017 that will broaden the indications for use of OBG beyond PRK, including ocular burns, microabrasions, superficial punctate keratitis and other conditions. The designs will be based on size of defect and not a specific underlying cause or indication.

EGP-437: Cataract Surgery

We have completed two trials (Phase 2 prophylactic and Phase 1b/2a dose-ranging) and recently reported positive data for our Phase 1b/2a dose-ranging clinical trial for the treatment of ocular inflammation and pain in post-surgical cataract patients. The design of this trial is based on treating the patients’ post-surgery and not prophylactically. The Phase 1b/2a clinical trial was a multi-center, open-label trial enrolling 80 subjects who had undergone unilateral cataract extraction and implantation of a monofocal intra-ocular lens. The primary objective of this trial was to assess the safety and efficacy of iontophoretic EGP-437 in these patients following surgery. A positive response was achieved and the optimal doses are being determined to take forward into a Phase 2b trial, to be initiated in the second quarter of 2017.

EGP-437: Anterior Uveitis

We have completed two trials (Phase 1/2 and Phase 3) for anterior uveitis and have demonstrated in the completed Phase 3 non-inferiority study that two iontophoretic treatments with our EGP-437 Combination Product achieved the same response rate as the positive control for the primary efficacy endpoint, a complete clearing of anterior chamber cells, by Day 14. This was achieved with a lower incidence of increased IOP, which is characterized as an increase of six mm Hg or more from baseline. We currently have an ongoing confirmatory Phase 3 trial underway and anticipate top-line data in the second half of 2017. The FDA has provided guidance that the ongoing confirmatory Phase 3 trial of EGP-437 in anterior uveitis meets non-inferiority criteria, data from this trial along with data from our previously completed Phase 3 trial in anterior uveitis will be sufficient to support an NDA filing. The FDA also communicated that the design of the ongoing confirmatory Phase 3 anterior uveitis trial is acceptable and that the nonclinical work completed to date is sufficient to support an NDA filing.

EGP-437: Other Indications

Although we have completed two trials (Phase 2 and Phase 3) for dry eye, at this time we are not anticipating any further development for this indication. We have completed a Phase 1/2 for macular edema and at this time we are assessing the next steps for this indication.

Intellectual Property and Proprietary Rights

Overview

We are building an intellectual property portfolio for our EGP-437 Combination Product and CMHA-S platform, as well as other devices and product candidates for treatment of ocular indications in the U.S. and abroad. We currently seek, and intend to continue to seek, patent protection in the U.S. and internationally for our product candidates, methods of use, and processes for manufacture, and for other technologies, where appropriate. Our current policy is to actively seek to protect our proprietary position by, among other things, filing patent applications in the U.S. and abroad relating to proprietary technologies that are important to the development of our business. We also rely on, and will continue to rely on, trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for the technologies that we consider important to our business, our ability to defend our patents, and our ability to preserve the confidentiality of our trade secrets and operate our business without infringing the patents and proprietary rights of third parties.

Patent Portfolio

Our patent portfolio includes drug delivery device patents directed to the EyeGate® II Delivery System, drug composition patents directed to EGP-437 and other compositions and devices related to the EyeGate® II Delivery System. In addition, further patent applications are directed to the CMHA-S platform in combination with active therapeutics to treat ocular diseases. These issued patents will expire between 2018 and 2029.

We have been developing drug compositions and drug delivery systems for non-invasive treatment on the eye for several years. These delivery systems include various patented and patent pending drug delivery devices, active therapeutics and combination device/therapeutic to treat components of the eye, such as the cornea, sclera, and combinations thereof. These devices and therapeutics have been further improved to provide better patient comfort levels, patient compliance and recovery times. The ever growing delivery system patent portfolio consists of thirteen Patent families, which includes eighteen U.S. Patents, eighty-five corresponding International Patents, six pending U.S. Patent Applications, and nine corresponding pending International Patent Applications. We hold eleven patents and ninety-two of our patents are held by our subsidiary, EyeGate Pharma S.A.S., a French corporation, or EyeGate S.A.S.

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

We have entered into two exclusive, worldwide licensing agreements with subsidiaries of Valeant through which we have granted Valeant exclusive, worldwide commercial and manufacturing rights to our EyeGate® II Delivery System and EGP-437 Combination Product in the fields of uveitis and ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients, as well as a right of last negotiation to license the products for other indications. Under each agreement, we received an upfront cash payment, and will receive development-based milestone payments related to the completion of development for the indications and an approval-based milestone payment upon receipt of FDA approval of the products. Additionally, we would receive royalties based on net sales, as well as additional milestone payments based on the achievement of certain cumulative sales milestones. We are responsible for the development of the Product in the U.S. for the indications together with the costs associated therewith. Valeant has the right to develop the products in the fields outside of the U.S. and has agreed to fund 100% of any costs associated therewith.

On September 12, 2013, Jade entered into an agreement with BioTime, Inc. granting to it the exclusive worldwide right to commercialize cross-linked thiolated carboxymethyl hyaluronic acid (“CMHA-S”) for ophthalmic treatments in humans. The agreement calls for a license issue fee paid to BioTime of $50,000, and requires us (through our Jade subsidiary) to pay royalties to BioTime based on revenue relating to any product incorporating the CMHA-S technology. The agreement expires when patent protection for the CMHA-S technology lapses, which is expected to occur in the U.S. in 2029.

On June 17, 2016, we entered into an exclusive worldwide license agreement with the University of Utah Research Foundation to further the commercial development of the NASH technology, together with alkylated HA. The agreement calls for payments due to the University of Utah, consisting of a license grant fee of $15,000 due within 30 days of signing, and an annual licensing fee, initially $5,000, and escalating ratably up to $20,000 in 2021. The patent protection for the technology is expected to lapse in the U.S. in 2027 and 2028.

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

Sales and Marketing

We have entered into two exclusive global License Agreements with subsidiaries of Valeant Pharmaceuticals International, Inc. (“Valeant”), through which EyeGate has granted Valeant exclusive, worldwide commercial and manufacturing rights to its EyeGate® II Delivery System and EGP-437 combination product (“Product”) in the fields of uveitis and ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients, as well as a right of last negotiation to license the Product for other indications.

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

Our competitors in the treatment of non-infectious anterior uveitis include Durezol® (Novartis AG), Lotemax® (Valeant Pharmaceuticals International, Inc.), Pred Forte® (Allergan, Inc.) and prednisolone acetate ophthalmic suspension (1%) (Novartis AG). We are not aware of any FDA approved eye drops for the management and the acceleration of re-epithelization of corneal epithelial defects following photorefractive keratectomy (PRK) surgery.

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

If the 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the owner of the referenced NDA for the previously approved product and relevant patent holders within 20 days after the 505(b)(2) NDA has been accepted for submission by the FDA. The NDA and patent holders may then initiate a patent infringement suit against the 505(b)(2) applicant. Under the FDCA, the filing of a patent infringement lawsuit within 45 days of receipt of the notification regarding a Paragraph IV certification automatically prevents the FDA from approving the Section 505(b)(2) NDA for 30 months, or until a court deems the patent unenforceable, invalid or not infringed, whichever is earlier. Moreover, in cases where a 505(b)(2) application containing a Paragraph IV certification is submitted during a previously approved drug’s five-year exclusivity period, the 30-month period is automatically extended to prevent approval of the 505(b)(2) application until the date that is seven and one-half years after approval of the previously approved reference product. The court also has the ability to shorten or lengthen either the 30 month or the seven and one-half year period if either party is found not to be reasonably cooperating in expediting the litigation. Thus, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its product only to be subject to significant delay and patent litigation before its product may be commercialized. Alternatively, if the NDA applicant or relevant patent holder does not file a patent infringement lawsuit within the specified 45-day period, the 30-month stay will not prevent approval of the 505(b)(2) application.

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

Approval or Clearance of Medical Devices

Medical devices, such as our EyeGate® II Delivery System, or the EyeGate® OBG, may be evaluated either through the premarket approval, or PMA process, or the 510(k) clearance process, depending on the classification of the device.

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

The FDA has confirmed that the EyeGate® OBG will be submitted under the 510(k) de novo clearance process when used as a standalone device.

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

Employees

As of December 31, 2016, we had eleven full time employees.

Business Segment and Geographical Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business in one operating segment. The Company operates in one geographic segment (research and development).

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

Since inception, we have incurred significant operating losses. Our net loss was approximately $13.3 million for the year ended December 31, 2016, $8.4 million for the year ended December 31, 2015 and $78.6 million from the period of inception (December 26, 2004) through December 31, 2016. To date, we have financed our operations primarily through private placements of our preferred stock and convertible promissory notes and through public offerings of our common stock. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2008, clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our recurring losses from operations have caused management to determine there is substantial doubt regarding our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2016 with respect to this uncertainty.

We anticipate that our expenses will continue to be significant with the clinical trial for our EGP-437 Combination Product, which consists of EGP-437 and our EyeGate® II Delivery System, including a dose curve trial and a macular edema trial, as well as the ongoing development of our EyeGate OBG product.

Our expenses will also increase if and as we:

•	Pursue a safety clinical trial evaluating corneal endothelial cell counts over a six-month period with the EGP-437 Combination Product;
•	Seek marketing approval for the EGP-437 Combination Product for anterior uveitis or any other indication in the U.S. whether alone or in collaboration with third parties;
•	pursue the development of the EGP-437 Combination Product for the treatment of additional indications or for use in other patient populations or, if it is approved, seek to broaden the label for the EGP-437 Combination Product;
•	continue the research and development of our other product candidates, including EyeGate OBG;
•	Seek to develop additional product candidates;
•	in-license or acquire the rights to other products, product candidates or technologies for the treatment of ophthalmic diseases;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, quality control, scientific and management personnel;
•	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and planned future commercialization efforts and our operations as a public company; and
•	increase our insurance coverage as we expand our clinical trials and commence commercialization of the EGP-437 Combination Product.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, the EGP-437 Combination Product or other product candidates that we may develop, such as EyeGate OBG, which may never occur. This will require us to be successful in a range of challenging activities, including:

•	continuing and obtaining favorable results from a confirmatory Phase 3 clinical trial for the EGP-437 Combination Product for the treatment of non-infectious anterior uveitis and for the endothelial cell count safety trial;
•	subject to obtaining favorable results from a confirmatory Phase 3 clinical trial for the EGP-437 Combination Product treating anterior uveitis patients, applying for and obtaining marketing approval for the EGP-437 Combination Product;
•	establishing collaboration, distribution or other marketing arrangements with third parties to commercialize the EGP-437 Combination Product in markets outside the U.S.;
•	achieving an adequate level of market acceptance of the EGP-437 Combination Product;
•	protecting our rights to our intellectual property portfolio related to the EGP-437 Combination Product; and
•	ensuring the manufacture of commercial quantities of the EGP-437 Combination Product.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly continuing our clinical trial evaluating the EGP-437 Combination Product for the treatment of macular edema and developing our EyeGate OBG product. In the future, we expect to raise additional financial resources for the continued clinical development of the EGP-437 Combination Product and other product candidates we may develop, including EyeGate OBG. In addition, if we obtain regulatory approval for any of our product candidates, we would need to devote substantial financial resources to commercialization efforts, including product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the progress, costs and outcome of our clinical trials for our product candidates and of any clinical activities required for regulatory review of our product candidates outside of the U.S.;
•	the costs and timing of process development and manufacturing scale up and validation activities associated with our product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates in the U.S., and in other jurisdictions;
•	the costs and timing of commercialization activities for our product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;
•	subject to receipt of marketing approval, the amount of revenue received from commercial sales of our product candidates;
•	the progress, costs and outcome of developing the EGP-437 Combination Product for the treatment of additional indications or for use in other patient populations;
•	our ability to establish collaborations on favorable terms, if at all, particularly manufacturing, marketing and distribution arrangements for our product candidates;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•	the extent to which we in-license or acquire rights to other products, product candidates or technologies for the treatment of ophthalmic diseases.

As of December 31, 2016, we had cash and cash equivalents of $3.6 million. The Company will have sufficient cash to fund planned operations for approximately five months, however, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we completed our initial public offering, our follow-on public offering and a registered direct offering, additional capital may not be available on terms favorable to us, if at all. Accordingly, no assurances can be given that management will be successful in these endeavors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. Our commercial revenues, if any, will be derived from sales of the EGP-437 Combination Product, EyeGate OBG or any other products that we successfully develop, none of which we expect to be commercially available for several years, if at all. In addition, if approved, the EGP-437 Combination Product, EyeGate OBG or any other product candidate that we develop or any product that we in-license may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

We have invested a significant portion of our efforts and financial resources in the development of the EGP-437 Combination Product for the treatment of patients with non-infectious anterior uveitis and for other ocular disease indications. There remains a significant risk that we will fail to successfully develop the EGP-437 Combination Product. In 2013, we completed a Phase 3 clinical trial to evaluate the safety, tolerability and efficacy of the EGP-437 Combination Product in patients with non-infectious anterior uveitis. Our development plan for the EGP-437 Combination Product consists of a confirmatory Phase 3 clinical trial evaluating the EGP-437 Combination Product for the treatment of non-infectious anterior uveitis, which is currently in progress, and a separate clinical trial evaluating corneal endothelial cell counts six months post treatment of the EGP-437 Combination Product. We cannot accurately predict when or if the EGP-437 Combination Product will prove effective or safe in humans or whether it will receive marketing approval. Our ability to generate product revenues, which may never occur, will depend heavily on our obtaining marketing approval for and commercializing the EGP-437 Combination Product.

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

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, including our EGP-437 Combination Product or EyeGate OBG, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We may fail to achieve success in our confirmatory Phase 3 clinical trial evaluating the EGP-437 Combination Product for the treatment of non-infectious anterior uveitis for a variety of potential reasons. Even if our confirmatory Phase 3 trial is successful in showing confirmatory data, the FDA may still require us to provide additional data to grant regulatory approval.

We are conducting our confirmatory Phase 3 clinical trial at many clinical centers that were not included in our first Phase 3 trial. The introduction of new centers, and the resulting involvement of new treating physicians, can introduce additional variability into the conduct of the trials in accordance with their protocols and may result in greater variability of patient outcomes, which could adversely affect our ability to detect statistically significant differences between patients treated with the EGP-437 Combination Product and the standard of care control.

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

The protocol for our confirmatory Phase 3 clinical trial and other supporting information are subject to review by the FDA and regulatory authorities outside the U.S. We did not submit the protocols for our second confirmatory Phase 3 clinical trial and do not plan on submitting the protocols for our separate safety trial of the EGP-437 Combination Product to the FDA at any time prior to the raising of additional funds. We have not received guidance from other regulatory authorities outside the U.S. regarding the design of our confirmatory Phase 3 clinical trial.

Our confirmatory Phase 3 clinical trial has a non-inferiority design. We may be unable to demonstrate non-inferiority against the standard of care, PA, which may cause us to undergo additional clinical trials or admit additional subjects to our trials delaying the time and increasing the expense it may take to commercialize our EGP-437 Combination Product.

Our confirmatory Phase 3 clinical trial uses a non-inferiority design rather than a superiority design. In order to meet our primary endpoint, we must show that patients treated with the EGP-437 Combination Product demonstrate non-inferiority according to pre-set non-inferiority margins as compared with the standard of care, PA. We may be unable to demonstrate non-inferiority against the standard of care. The design and conduct of non-inferiority trials, including selection of non-inferiority margins, account for many factors that can induce bias in the estimated effect of the standard of care in the non-inferiority trial and thus lead to bias in the estimated effect of the experimental treatment and perhaps lead to a trial design that does not ensure that the experimental treatment preserves a clinically acceptable fraction of the standard’s effect, which may result in a vulnerability of the integrity of a non-inferiority trial to the irregularities in trial conduct. Our choice of an endpoint based on total clearance of inflammatory cells in the anterior chamber of the eye means that success will depend to a significant degree on the accuracy of our assumptions about the total clearance of inflammatory cells in the anterior chamber of the eye in the comparator arms of our Phase 3 trial. Although we believe we have been conservative in our assumptions, if, for example, patients in the comparator arm of our trial have significantly different clearance of inflammatory cells than we expect, we may find that our trial is unfeasible or we may have to enroll more patients at additional cost and delay.

If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the EGP-437 Combination Product, EyeGate OBG or any other product candidates that we may develop, including:

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

We may not be able to initiate or continue clinical trials for the EGP-437 Combination Product, EyeGate OBG or our other product candidates that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. In addition, some of our competitors may have ongoing clinical trials for product candidates that treat the same indications as the EGP-437 Combination Product, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

If serious adverse or unacceptable side effects are identified during the development of the EGP-437 Combination Product, EyeGate OBG or any other product candidates that we may develop, we may need to abandon or limit our development of EGP-437 Combination Product, EyeGate OBG or such other product candidates.

If the EGP-437 Combination Product, EyeGate OBG or any of our other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or early stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. To the extent our contemplated trials are unsuccessful, we may not be able to raise additional funds for subsequent trials or pursuing other indications.

Risks Related to the Commercialization of Our Product Candidates

Even if the EGP-437 Combination Product, EyeGate OBG or any other product candidate that we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for the EGP-437 Combination Product, and EyeGate OBG may be smaller than we estimate.

If the EGP-437 Combination Product, EyeGate OBG or any other product candidate that we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Current treatments that are used for anterior uveitis include topical corticosteroids such as Durezol® (Novartis AG), Lotemax® (Valeant Pharmaceuticals International, Inc.), Pred Forte® (Allergan, Inc.) and prednisolone acetate ophthalmic suspension (1%) (Novartis AG). These treatments are well established in the medical community, and doctors may continue to rely on these treatments rather than our EGP-437 Combination Product, if and when it is approved for marketing by the FDA.

Our assessment of the potential market opportunity for the EGP-437 Combination Product, and EyeGate OBG is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. If the actual market for the EGP-437 Combination Product, and EyeGate OBG is smaller than we expect, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

If we are unable to establish sales, marketing and distribution capabilities, we may not be successful in commercializing the EGP-437 Combination Product, EyeGate OBG or any other product candidates that we may develop if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any product for which we have obtained marketing approval, we will need to establish sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties as we have under the Valeant license agreements.

In the future, we plan to build a focused sales and marketing infrastructure to market or co-promote the EGP-437 Combination Product, EyeGate OBG and possibly other product candidates that we develop in the U.S., if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of the EGP-437 Combination Product, EyeGate OBG or any other product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize the EGP-437 Combination Product, EyeGate OBG or any other product candidates on our own include:

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

We expect to enter into arrangements with third parties to perform consulting, sales, marketing and distribution services in markets outside the U.S. We may also enter into arrangements with third parties to perform these services in the U.S. if we do not establish our own sales, marketing and distribution capabilities in the U.S. or if we determine that such third-party arrangements are otherwise beneficial. Our product revenues and our profitability, if any, under any such third-party sales, marketing or distribution arrangements are likely to be lower than if we were to market, sell and distribute the EGP-437 Combination Product, EyeGate OBG or any other product candidates that we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute the EGP-437 Combination Product, EyeGate OBG or any other product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market the EGP-437 Combination Product, EyeGate OBG or our other product candidates effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our EGP-437 Combination Product, EyeGate OBG or any other product candidates that we may develop.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to the EGP-437 Combination Product, EyeGate OBG and our other current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

The current standard of care for non-infectious anterior uveitis include topical corticosteroids such as Durezol® (Novartis AG), Lotemax® (Valeant Pharmaceuticals International, Inc.), Pred Forte® (Allergan, Inc.) and prednisolone acetate ophthalmic suspension (1%) (Novartis AG).

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than the EGP-437 Combination Product, EyeGate OBG or other product candidates that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

In addition, our ability to compete may be affected in many cases by insurers or other third-party payors, particularly Medicare, seeking to encourage the use of generic products. Generic products are currently being used for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If the EGP-437 Combination Product, EyeGate OBG or any other product candidate that we may develop achieves marketing approval, we expect that it will be priced at a significant premium over competitive generic products.

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

Even if we are able to commercialize the EGP-437 Combination Product, EyeGate OBG or any other product candidate that we may develop, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.

Our ability to commercialize the EGP-437 Combination Product, EyeGate OBG or any other product candidates that we may develop successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for the EGP-437 Combination Product, EyeGate OBG or any other product that we commercialize and, even if they are available, the level of reimbursement may not be satisfactory.

Inadequate reimbursement may adversely affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize the EGP-437 Combination Product, EyeGate OBG or any other product candidate for which we obtain marketing approval.

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

While we obtain insurance for each clinical trial we perform, we may not be adequately insured to cover all liabilities that we may incur. We will need to increase our insurance coverage as we expand our clinical trials. We will need to further increase our insurance coverage if we commence commercialization of the EGP-437 Combination Product, EyeGate OBG or any other product candidate that receives marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Dependence on Third Parties

We may enter into collaborations with other third parties for the development or commercialization of our product candidates, including the EGP-437 Combination Product and EyeGate OBG. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize the EGP-437 Combination Product and EyeGate OBG in markets outside the U.S. We also may enter into arrangements with third parties to perform these services in the U.S. if we do not establish our own sales, marketing and distribution capabilities in the U.S. or if we determine that such third-party arrangements are otherwise beneficial. We also may seek third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. To date, the only agreements we have entered into are our Valeant Licensing Agreements. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Disputes may arise under our Valeant License Agreements, including disputes related to the scope of rights granted thereunder.

Disputes may arise under our Valeant License Agreements, including disputes related to the scope of rights granted thereunder. Any such disputes could lead to delays in the development or commercialization of our EGP-437 Combination Product and could result in time-consuming and expensive litigation or arbitration, which may not be resolved in our favor. Either party may terminate the Valeant License Agreements in their entirety if the other party materially breaches either Valeant License Agreement and the breach remains uncured for a defined cure period, and either party may terminate either Valeant License Agreement in its entirety upon the bankruptcy of the other party. We may terminate either Valeant License Agreement following commercial launch of our EGP 437-Combination Product if Valeant ceases selling and distributing our EGP 437-Combination Product in the United States for a defined period of time, subject to certain limitations. Valeant may terminate either Valeant License Agreement at any time, on a without cause basis, by providing 90 days written notice, or immediately upon the determination by a court of competent jurisdiction if Valeant’s actions pursuant to the terms of the Valeant License Agreement infringe upon the intellectual property rights of a third party. We cannot make assurances that these agreements will not be terminated in accordance with these terms, and such termination could have a material adverse impact on our future business, results of operations, financial conditions, and the trading price of our common stock.

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We have relied on third parties, such as contract research organizations, or CROs, to conduct our completed trials of our EGP-437 Combination Product, our ongoing confirmatory Phase 3 clinical trial of our EGP-437 Combination Product and do not plan to independently conduct clinical trials of the EGP-437 Combination Product or other product candidates that we may develop, including EyeGate OBG. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

We contract with third parties for the manufacture of the EGP-437 Combination Product for clinical trials and expect to continue to do so in connection with the commercialization of the EGP-437 Combination Product and for clinical trials and commercialization of any other product candidates that we may develop, including EyeGate OBG. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of the EGP-437 Combination Product or any other of our product candidates, including EyeGate OBG. We rely, and expect to continue to rely, on third parties to manufacture clinical and commercial supplies of the EGP-437 Combination Product, preclinical and clinical supplies of our other product candidates that we may develop, including EyeGate OBG, and commercial supplies of products if and when any of our product candidates receives marketing approval. Our current and anticipated future dependence upon others for the manufacture of the EGP-437 Combination Product, EyeGate OBG and any other product candidate or product that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.

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

Reliance on third-party manufacturers entails additional risks, including:

•	The EGP-437 Combination Product, EyeGate OBG and any other product candidates that we may develop may compete with other product candidates and products for access to a limited number of suitable manufacturing facilities that operate under current good manufacturing practices, or cGMP, regulations;
•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

We are party to licensing agreements, including the Valeant Licensing Agreements, that impose, and, for a variety of purposes, we will likely enter into additional licensing and funding arrangements with third parties that may impose, diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us. Under certain of our existing licensing agreements, we are obligated to pay royalties or make specified milestone payments on net product sales of the EyeGate® II Delivery System or related technologies to the extent they are covered by the agreements. We also are obligated under certain of our existing license agreements to pay maintenance and other fees. We also have diligence and development obligations under certain of those agreements that we are required to satisfy. If we fail to comply with our obligations under current or future license and collaboration agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could diminish the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain required regulatory approvals, we will not be able to commercialize the EGP-437 Combination Product, EyeGate OBG or any other product candidate that we may develop, and our ability to generate revenue will be materially impaired. The marketing approval process is expensive, time-consuming and uncertain. As a result, we cannot predict when or if we, or any collaborators we may have in the future, will obtain marketing approval to commercialize the EGP-437 Combination Product, EyeGate OBG or any other product candidate.

The activities associated with the development and commercialization of our product candidates, including the EGP-437 Combination Product and EyeGate OBG, including design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and similar regulatory authorities outside the U.S. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market the EGP-437 Combination Product, EyeGate OBG or any other product candidate from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs and consultants to assist us in this process.

The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive and may take many years, especially if additional clinical trials are required, if approval is obtained at all. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity and potency. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that the EGP-437 Combination Product, EyeGate OBG or any other product candidate that we may develop is not safe, effective or pure, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

The regulatory process can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell the EGP-437 Combination Product, EyeGate OBG and any other product candidate that we may develop in other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be sold in that country. We or these third parties may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Even if we, or any collaborators we may have in the future, obtain marketing approvals for the EGP-437 Combination Product, EyeGate OBG or our other product candidates, the terms of those approvals, ongoing regulations and post-marketing restrictions may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any collaborators we may have in the future, must therefore comply with requirements concerning advertising and promotion for any of our products for which we or they obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, if the EGP-437 Combination Product, EyeGate OBG or any other product candidate that we may develop receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales of the product.

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidates, including the EGP-437 Combination Product and EyeGate OBG, for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could affect our ability to profitably sell or commercialize any product candidate, including the EGP-437 Combination Product and EyeGate OBG, for which we obtain marketing approval or that we may in-license. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product.

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

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding. In addition, it is possible that changes in administration and policy, including the potential repeal of all or parts of the PPACA, resulting from the recent U.S. presidential election could result in additional proposals and/or changes to health care system legislation.

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

Risks Related to Our Common Stock

Because a small number of our existing stockholders own a majority of our voting stock, your ability to influence corporate matters will be limited

Our executive officers, directors and greater than 5% stockholders, in the aggregate, currently own 67.2% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

As of December 31, 2016, we had federal net operating loss carryforwards of approximately $45.1 million, state net operating loss carryforwards of approximately $33.5 million and aggregate federal and state research and development tax credit carryforwards of approximately $1.3 million and $459,000 available to reduce future taxable income. These federal and state net operating loss carryforwards and federal and state tax credit carryforwards which will expire at various dates through 2036, if not utilized. Utilization of these net operating loss and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. Under Section 382 of the Code and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. We have not completed a study to determine whether the IPO, our most recent private placement and other transactions that have occurred over the past three years may have triggered an ownership change limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change net operating loss and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us.

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

We have taken advantage of certain reduced reporting. In particular, in this Annual Report on Form 10-K, we have provided only two years of audited financial statements under the smaller reporting company requirements and have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain either a smaller reporting company and/or an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we engaged in a process to document and evaluate our internal control over financial reporting. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We currently have two facilities including our principal executive office located at 271 Waverley Oaks Road, Suite 108, Waltham, MA 02452, and our office located at 391 Chipeta Way, Suite H, Salt Lake City UT, 84108. We conduct our operations using third-party manufacturing facilities and trial sites. We believe our current facilities are adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings.

While we are not currently a party to any legal proceedings, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock began trading on the OTCQB on February 13, 2015 in connection with out IPO, and currently trades under the symbol “EYEG.” Prior to that time, there was no established public trading market for our common stock. On July 31, 2015, our Common Stock and Warrants issued in our follow-on offering, which closed on August 5, 2015, began trading on The NASDAQ Capital Market under the symbols “EYEG” and “EYEGW,” respectively. In connection with this listing, the Common Stock ceased being quoted on the OTCQB Venture Marketplace.

The following table sets forth the range of the high and low sales prices per share of our common stock as reported on the NASDAQ Capital Market and the OTCQB for the quarterly periods indicated. The quotations for periods when our common stock traded on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$4.11	$1.59
Second Quarter	3.75	2.52
Third Quarter	2.56	1.46
Fourth Quarter	$1.85	$1.26

Fiscal Year Ended December 31, 2015	High	Low
First Quarter	$6.50	$2.74
Second Quarter	5.09	3.22
Third Quarter	27.00	2.78
Fourth Quarter	$5.00	$2.39

On February 17, 2017, the closing sale price of our common stock on the NASDAQ Market was $1.64 per share. There were 88 holders of record of our common stock as of February 17, 2017. This number does not include beneficial owners whose shares were held in street name.

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

Forward-Looking Statements

The following section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 23 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Annual Report on Form 10-K.

Business Overview

We are a clinical-stage specialty pharmaceutical company that is focused on developing and commercializing products for treating diseases and disorders of the eye. EGP-437, our first product in clinical trials, incorporates a reformulated topically active corticosteroid, Dexamethasone Phosphate, that is delivered into the ocular tissues through our proprietary innovative drug delivery system, the EyeGate® II Delivery System. In addition, we are developing products using cross-linked thiolated carboxymethyl hyaluronic acid (“CMHA-S”), a modified form of the natural polymer hyaluronic acid, which is a gel that possesses unique physical and chemical properties such as hydrating and healing properties when applied to the ocular surface. The ability of CMHA-S to adhere longer to the ocular surface, resist degradation and protect the ocular surface makes it well-suited for treating various ocular surface injuries.

Our proprietary technology, the EyeGate® II Delivery System, utilizes transscleral iontophoresis to deliver optimal therapeutic levels of drug directly into the targeted ocular tissue. It offers a potential alternative to current delivery modalities such as eye drops and ocular injections. Based on technology originating at the Bascom Palmer Eye Institute at the University of Miami, the EyeGate® II Delivery System has been used in over 2,400 clinical treatments to-date, including more than 1,500 treatments delivering our lead therapeutic candidate, EGP-437. The system utilizes a low-level electrical current to deliver a specified amount of drug for each treatment. The process involves applying an electrical current to an ionizable substance — one capable of carrying an electric charge — to increase its mobility across a biological membrane and, through electrorepulsion, drive a like-charged drug substance into the ocular tissue. Using our EyeGate® II Delivery System, treatments can be administered by a wider group of eye care practitioners including ophthalmologists and optometrists. In-office preparation is simple and efficient, and can be completed by nursing or other office staff.

We are developing the EyeGate® II Delivery System and EGP-437 combination product (together, the “EGP-437 Product”) for the treatment of various inflammatory conditions of the eye, including anterior uveitis, a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body, post-cataract surgery inflammation and pain, and macular edema, an abnormal thickening of the macula associated with the accumulation of excess fluids in the retina. Based on guidance provided by the FDA, we expect that if the ongoing confirmatory Phase 3 trial of the EGP-437 Product for the treatment of anterior uveitis meets non-inferiority criteria, data from this trial along with data from our previously completed Phase 3 trial in anterior uveitis will be sufficient to support a NDA filing.

Our acquisition of Jade in March 2016 (the “Jade Acquisition”) strengthens our market position as an integrated ocular company through the addition of a robust preclinical pipeline that complements our ongoing efforts to develop novel treatments for diseases and disorders of the eye. The Jade acquisition also expands our development focus, and creates a diversified portfolio of ocular assets consisting of EGP-437 and our iontophoretic delivery technology, complemented by a CMHA-S-based product pipeline. Our expanded product pipeline now includes both preclinical and clinical assets that collectively address large market opportunities affecting a wide range of patients suffering from eyesight-threatening diseases and disorders.

The CMHA-S platform is based on hyaluronic acid (“HA”), a naturally occurring polymer that is important in many physiological processes, including wound healing, tissue homeostasis, and joint lubrication. To create hydrogels, the HA is modified to create CMHA-S that is then cross-linked together through the thiol groups. Some products employ disulfide cross-linking while others utilize a Polyethylene Glycol Diacrylate, or PEGDA, cross-linker. Cross-linking slows degradation of the HA backbone and provides a matrix for incorporating therapeutic agents. Variations in the number of thiols per molecule, the molecular weight of the polymer, the concentration of the polymer, the type of cross-linking, and incorporation of active ingredients, provides a highly versatile platform that can be tailored to a specific application. CMHA-S can be formulated as gels or films. Our first CMHA-S-based product candidate, the EyeGate Ocular Bandage Gel (“OBG”), is a topically-applied eye drop formulation that has recently completed its first-in-man clinical trial. We have recently released positive top-line results in the first quarter of 2017 from this initial pilot trial evaluating the ability of EyeGate OBG to accelerate ocular surface re-epithelialization following photorefractive keratectomy (“PRK”). The EyeGate OBG eye drop creates a thin, durable and protective coating to the damaged surface of the eye, serving to facilitate and accelerate corneal re-epithelization. The EyeGate OBG is intended for the management of corneal epithelial defects, and to accelerate re-epithelization of the ocular surface following surgery, injection, and other traumatic and non-traumatic conditions.

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

The gel is presently available commercially as a veterinary device indicated for use in the management of superficial corneal ulcers. Manufactured by SentrX Animal Care and sold in the U.S. by Bayer Animal Health as Remend® Corneal Repair, the product has been used successfully for 5 years in dogs, cats and horses, without adverse effects. The composition of the veterinary product is identical to that of the EyeGate OBG. We do not have the rights to the CMHA-S platform for animal health or veterinary medicine.

In November 2016, we had a formal meeting with the U.S. Food and Drug Administration (“FDA”), which confirmed a 510(k) De Novo path for our device, the CMHA-S product in an eye drop formulation (0.75% concentration), which we refer to as the EyeGate OBG.

On December 5, 2016, we announced data from the third stage or 30 subjects enrolled in the Phase 1b/2a trial of our EGP-437 Product for the treatment of ocular inflammation and pain in post-cataract surgery. The dose ranging Phase 1b/2a clinical trial was a multi-center, open-label trial enrolling up to 80 subjects who had undergone unilateral cataract extraction and implantation of a monofocal intra-ocular lens. The primary objective of the trial was to assess the safety and efficacy of iontophoretic EGP-437 in these patients following surgery and determine the optimum dose and dosing regimen to design a prospective, double-masked, randomized, controlled trial.

On July 9, 2015, we entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”), through which we granted Valeant exclusive, worldwide commercial and manufacturing rights to our EGP-437 Product in the field of anterior uveitis, as well as a right of last negotiation to license our EGP-437 Product for indications other than anterior uveitis (the “Valeant Agreement”). There are four principal R&D milestones under the Valeant Agreement: (i) the Phase 3 Clinical Trial, (ii) the Endothelial Cell Count Safety Trial (a screening tool used to verify that a patient’s cornea has an adequate endothelial cell density), (iii) the chemistry, manufacturing and controls, or CMC, Validation, and (iv) the New Drug Application, or “NDA”, filing with the FDA (collectively, the “Four Milestones”, and each individually, a “Milestone”). Under the Valeant Agreement, Valeant paid to us an initial upfront payment of $1.0 million, and we are eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Product for the treatment of anterior uveitis. As of December 31, 2016, we have received an aggregate of $4.225 million in upfront and milestone payments from Valeant. In addition, we are eligible under the Valeant Agreement to receive royalties based on a specified percent of net sales of our EGP-437 Product for the treatment of anterior uveitis throughout the world, subject to adjustment in certain circumstances.

On February 21, 2017, we entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant (the “New Valeant Agreement”), through which we granted Valeant exclusive, worldwide commercial and manufacturing rights to our EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients (the “New Field”). Under the New Valeant Agreement, Valeant paid to us an initial upfront payment of $4.0 million, and we are eligible to receive milestone payments totaling up to approximately $99.0 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Product for the New Field. In addition, we are eligible under the New Valeant Agreement to receive royalties based on a specified percent of net sales of our EGP-437 Product for the New Field throughout the world, subject to adjustment in certain circumstances.

Throughout our history, we have not generated significant revenue. We have never been profitable and, from December 26, 2004 (inception) through December 31, 2016, and our losses from operations have aggregated $78.6 million. Our Net Loss was approximately $13.3 million and $8.4 million for the twelve months ended December 31, 2016 and 2015, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our EGP-437 Product for the treatment of uveitis as well as other indications, and the EyeGate OBG, our lead product candidate for corneal epithelial defects, and any other product candidates we advance to clinical development. If we obtain regulatory approval for the EGP-437 Product for the treatment of uveitis, or any other indication, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the EGP-437 Product, including sales, marketing and distribution functions. Likewise, if we obtain regulatory approval for the EyeGate OBG, we expect to incur additional significant sales, marketing and distribution expenses.

We will need additional financing to support its continuing operations. We will seek to fund our operations through public or private equity, debt financings, license and development agreements, or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

Substantially all of our research and development expenses to date have been incurred in connection with our EGP-437 Combination Product. We expect our research and development expenses to increase for the foreseeable future as we advance EGP-437 and EyeGate OBG through clinical development, including the conduct of our planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our EGP-437 Combination Product and EyeGate OBG. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

We do not expect our product candidates to be commercially available, if at all, for the next several years.

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

We estimate the grant date fair value of stock options and the related compensation expense, using the Black-Scholes option valuation model. This option valuation model requires the input of subjective assumptions including: (1) expected life (estimated period of time outstanding) of the options granted, (2) volatility, (3) risk-free rate and (4) dividends. Because share-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeiture rates differ from those estimates. We have had minimal historical turnover since going public and therefore, estimate our forfeiture rate to be zero. In general, the assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Significant Factors Used in Determining the Fair Value of Our Common Stock

The fair value of the shares of common stock that underlie the stock options we have granted under the plan has historically been determined by our board of directors based upon information available to it at the time of grant. Prior to December 31, 2011, our board of directors did not conduct any formal valuation procedure or commission any third party valuation or appraisal in connection with its determinations of the fair value of its common stock. Our board of directors considered the most persuasive evidence of fair value to be the prices at which our securities were sold in actual arms’ length transactions. Our board of directors also considered numerous objective and subjective factors in the assessment of fair value, including reviews of our business and financial condition, the conditions of the industry in which we operate and the markets that we serve and general economic, market and United States and global capital market conditions, an analysis of publicly traded peer companies, the lack of marketability of our common stock, the likelihood of achieving a liquidity event for the shares of common stock underlying the stock options in question, such as an initial public offering or sale, the preferences and privileges of the preferred stock and common stock, the status of strategic initiatives being undertaken by our management and board of directors and, after December 31, 2011, independent third party valuations of our common stock. All options have been granted at exercise prices not less than the fair value of the underlying shares on the date of grant. Subsequent to our initial public offering, the fair value of our common stock utilized in determining the value of option grants was based on the trading value of our common stock.

During the years ended December 31, 2016 and 2015, we granted options to purchase 377,771 and 560,393 shares, respectively, of our common stock.

Other Information

Net Operating Loss Carryforwards

As of December 31, 2016, we have federal and state income tax net operating loss (“NOL”) carryovers of approximately $45.1 million and $33.5 million, respectively, which will expire at various dates through 2036. As of December 31, 2016, we also have federal, state and foreign research and development tax credit carryforwards of approximately $1.3 million, $459,000, and $25,000, respectively, to offset future income taxes, which expire at various times through 2036.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed a study to determine the impact of this ownership change on our NOL carryforwards under Section 382 of the Code. If we experience a Section 382 ownership change in as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be further limited or lost.

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

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

The following table summarizes the results of our operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Change
	2016	2015
Collaboration Revenue	$669,259	$—	$669,259
Operating Expenses:
Research and Development	(8,422,542)	(2,717,110)	(5,705,432)
General and Administrative	(5,593,563)	(3,960,498)	(1,633,065)
Total Operating Expenses	(14,016,105)	(6,677,608)	(7,338,497)
Other Income (Expense), Net:	3,409	(1,710,364)	1,713,773
Net Loss	(13,343,437)	(8,387,972)	(4,955,465)
Deemed Dividend on Preferred Stock	—	(8,222,008)	8,222,008
Net Loss Attributable to Non-Controlling Interest	—	(5,177)	5,177
Net Loss Attributable to Common Stockholders	$(13,343,437)	$(16,615,157)	$3,271,720

Collaboration Revenue.  Collaboration Revenue was $0.669 million for the year ended December 31, 2016, compared to $0 million for the year ended December 31, 2015, reflecting the Jade Acquisition and the accompanying Collaboration Revenue we now generate from the U.S. Government Grants.

Research and Development Expenses.  Research and development expenses were $8.423 million for the year ended December 31, 2016 compared to $2.717 million for the year ended December 31, 2015. The increase of $5.705 million in costs was primarily due to an increase in clinical and other activity, which we were able to undertake after our August 2015 follow-on offering and is also related to the initiation of our Phase 3 clinical trial for the treatment of anterior uveitis, the Phase 1b/2a trial for post-cataract surgery inflammation and pain, the development of and clinical trial for the EyeGate OBG, as well as research expenses attributable to the Company’s EGP-437-based and CMHA-S-based product pipelines.

General and Administrative Expenses.  General and administrative expenses were $5.594 million for the year ended December 31, 2016, compared to $3.960 million for the year ended December 31, 2015. The increase of $1.633 million was primarily due to increases in payroll, office and other expenses as company operations have expanded with the initiation in clinical activity related to the EGP-437 Phase 3 trials for the treatment of anterior uveitis, the Phase 1b/2a trial for post-cataract surgery inflammation and pain, and the clinical trial for the EyeGate OBG, as well as the expansion of operations following the Jade Acquisition.

Other Income (Expense), Net.  Total other income (expense), net was $0.003 million for the year ended December 31, 2016 and $(1.710) million for the year ended December 31, 2015. The decrease of $1.714 million is due to a decrease in interest expense of $1.934 million, primarily related to the initial public offering, for the year ended December 31, 2016 compared to the year ended December 31, 2015, partially offset by a change in the fair value of the warrant liability of $0.223 million recorded in the year ended December 31, 2015.

Net Loss Attributable to Common Stockholders.  Net Loss Attributable to Common Stockholders was $13.343 million for the year ended December 31, 2016, compared to $16.615 million for the year ended

December 31, 2015. The decrease of $3.272 million is primarily due to the deemed dividend on preferred stock of $8.222 million recorded in the year ended December 31, 2015, partially offset by the increase of expenses relating to the EGP-437 Phase 3 trials, the Phase 1b/2a trial for post-cataract surgery inflammation and pain, and the clinical trial for the EyeGate OBG, and increased Research and Development Expenses, General and Administrative Expenses, and other expenses to support these activities.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from the three registered offerings of our Common Stock and convertible preferred stock, and milestone payments from our Valeant License Agreement and the U.S. Government Grants. From inception through December 31, 2016, the Company raised a total of $73.845 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $4.9 million in payments received under our license agreements and U.S. Government Grants.

In March 2016, we issued approximately 690,000 shares of Common Stock, and paid approximately $0.300 million in cash, to fund the Jade Acquisition.

On July 9, 2015, we received the initial $1.0 million upfront payment from Valeant as provided under the Valeant Agreement. Through December 31, 2016, we have received cash payments of $4.225 million under the Valeant Agreement, which are presented as Cash and Deferred Revenue on our Consolidated Balance Sheet.

On May 24, 2016, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at the market equity program under which we can from time to time offer and sell up to 1,319,289 shares of its Common Stock through the Sales Agent. Effective as of June 26, 2016, we halted indefinitely all future offers and sales of our Common Stock pursuant to the ATM Agreement. On June 30, 2016, we closed on the sale of our equity securities in connection with a registered direct offering, described below, and as a result, we were restricted from issuing any shares pursuant to the ATM Agreement for a period of 90 days following June 30, 2016. This restriction lapsed on September 28, 2016. As of December 31, 2016, we had not sold any shares of Common Stock pursuant to the ATM Agreement. On February 21, 2017, we authorized the Sales Agent to restart sales under the ATM Agreement for maximum aggregate gross proceeds of up to $3,285,798.

On June 30, 2016, the Company issued 441,000 shares of Common Stock and 2,776.5 shares Series A Preferred Stock, along with a concurrent private placement of warrants, with total gross proceeds of approximately $3.77 million, in a registered direct offering (the “Offering”). The Company received net proceeds from the Offering, after deducting the placement agent fees and Offering expenses of approximately $3.4 million. Through December 31, 2016, the holder of the Series A Preferred Stock converted all 2,776.5 shares of Series A Preferred Stock into an aggregate of 1,234,000 shares of Common Stock.

At December 31, 2016, we had cash and cash equivalents totaling $3,635,224.

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Net Cash Used in Operating Activities	$(8,413,180)	$(4,459,169)
Net Cash Provided by (Used in) Investing Activities	149,746	(20,000)
Net Cash Provided by Financing Activities	3,498,227	12,616,256

Comparison of Years Ended December 31, 2016 and 2015

Operating Activities.  Net cash used in operating activities was $8.413 million for the year ended December 31, 2016, compared to $4.459 million for the year ended December 31, 2015. The primary use of Cash was to fund operating losses of $13.343 million in 2016, offset by the positive impact of receiving cash payments from Valeant and the U.S. Government, some of which is classified as Deferred Revenue on the Consolidated Balance Sheet, and some of which is included in Collaboration Revenue in the Consolidated Statement of Operations.

Investing Activities.  Net cash provided by (used in) investing activities was $0.150 million for the year ended December 31, 2016, compared to $(0.020) million for the year ended December 31, 2015. On March 7, 2016, we acquired Jade Therapeutics, Inc., a Common Stock and Cash transaction that required the use of $0.186 million in cash (net of cash acquired).

Financing Activities.  We generated approximately $3.5 million in cash from financing activities in 2016, mainly due to net proceeds received from our public offering.

Funding Requirements and Other Liquidity Matters

Our EGP-437 Combination Product and our CMHA-S-based product pipeline are still in various stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	seek marketing approval for our EGP-437 Combination Product and our CMHA-S-based products;
•	establish a sales and marketing infrastructure to commercialize our CMHA-S-based products in the United States, if approved;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

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

Based on our cash on hand at December 31, 2016 and cash we expect to receive over the first half of 2017, we believe we will have sufficient cash to fund planned operations for approximately five months. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we completed the IPO, follow-on and registered direct offerings, additional capital may not be available on terms favorable to EyeGate, if at all. On May 6, 2016, the SEC declared effective our registration statement on Form S-3, registering a total of $100,000,000 of our securities for sale to the public in what is known as a “shelf offering”. We do not know if our future offerings pursuant to our shelf registration statement will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2016.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2016:

	Total	Less Than 1 Year	1 – 3 Years	3 Years & Thereafter
Leases(1)	$266,554	$169,440	$97,114	$—
Licensing Agreement(2)	62,500	12,500	25,000	25,000
Purchase Obligations(3)	1,388,857	1,388,857	—	—
Total(4)	$1,717,911	$1,570,797	$122,114	$25,000

(1)	Lease obligations reflect our obligation to make payments in connection with operating leases for our office space and capital leases with respect to laboratory equipment.
(2)	Licensing Agreement obligations represent our commitments under license agreements, including those made by us under our license agreements with the University of Miami School of Medicine and the University of Utah Research Foundation.
(3)	Purchase Obligations relate to a Master Service Agreement with a contract research organization (“CRO”). The CRO will provide clinical research services for Phase 3 trials in patients with non-infectious anterior segment uveitis.
(4)	This table does not include (a) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

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

This Report includes the certifications of our President and Chief Executive Officer (who is our principal executive officer) and our Interim Chief Financial Officer (who is our principal financial and accounting officer) required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

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

In connection with the preparation of this Annual Report on the Form 10-K, the Company’s Management, under the supervision of, and with the participation of, our President and Chief Executive Officer and our

Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer and our Interim Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management, under the supervision of our President and Chief Executive Officer and our Interim Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

In connection with the preparation of this report, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

As a smaller reporting company and an “emerging growth company” under the Jumpstart Our Business Startups Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, EisnerAmper LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2016.

(c) Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2016. In the fourth quarter of 2016, we implemented a new financial accounting and reporting system. Additionally, in connection with the Jade Acquisition, we began implementing standards and procedures in our Salt Lake City office, including establishing controls over accounting systems and establishing controls over the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal control over financial accounting and reporting. We believe we have successfully integrated the acquired operations of Jade into our overall internal control over financial accounting and reporting process.

Management concluded that these changes to our internal control over financial accounting and reporting that occurred during the year ended December 31, 2016 have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2017 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2017 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2017 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2017 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2017 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)	Documents Filed. The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements. The Consolidated Financial Statements of EyeGate Pharmaceuticals, Inc. and its subsidiaries filed under this Item 15:

Page
Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-3
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2016 and 2015	F-4
Consolidated Statements of Convertible Preferred Stock, Non-Controlling Interests and Stockholders’ (Deficit) Equity for the Years Ended December 31, 2016 and 2015	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015	F-7
Notes to Consolidated Financial Statements	F-8
(2)	Financial Statement Schedules: None. Financial statement schedules have been omitted since the required information is included in our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.
(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.
(b)	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.
(c)	Separate Financial Statements and Schedules: None. Financial statement schedules have been omitted since the required information is included in our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
EYEGATE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-3
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2016 and 2015	F-4
Consolidated Statements of Convertible Preferred Stock, Non-Controlling Interests and Stockholders’ (Deficit) Equity for the Years Ended December 31, 2016 and 2015	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

EyeGate Pharmaceuticals, Inc.

We have audited the accompanying Consolidated Balance Sheets of EyeGate Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related Consolidated Statements of Operations and Comprehensive Loss, Convertible Preferred Stock, Non-Controlling Interests and Stockholders’ (Deficit) Equity, and Cash Flows for each of the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EyeGate Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Consolidated Financial Statements, the Company has incurred operating losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, New York
February 23, 2017

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,635,224	$8,394,133
License and Grant Fees Receivable	37,349	907,500
Prepaid Expenses and Other Current Assets	464,981	122,395
Current Portion of Refundable Tax Credit Receivable	16,484	25,086
Total Current Assets	4,154,038	9,449,114
Property and Equipment, Net	38,040	—
Restricted Cash	45,000	20,000
Goodwill and In-Process R&D	5,438,210	—
Other Assets	55,314	38,587
Total Assets	$9,730,602	$9,507,701
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts Payable	$1,412,128	$417,697
Accrued Expenses	1,670,930	1,095,738
Deferred Revenue	4,225,000	1,907,500
Total Current Liabilities	7,308,058	3,420,935
Non-Current Liabilities:
Contingent Consideration	1,210,000	—
Deferred Tax Liability	1,525,896	—
Long-Term Portion of Capital Lease Obligation	16,069	—
Total Non-Current Liabilities	2,751,965	—
Total Liabilities	10,060,023	3,420,935
Commitments and Contingencies (Note 11)
Stockholders’ (Deficit) Equity:
Preferred Stock, $0.01 Par Value: 9,997,223 and 10,000,000 Shares Authorized at December 31, 2015 and 2016, respectively; 0 Shares Issued and Outstanding at December 31, 2016 and 2015	—	—
Common Stock, $0.01 Par Value: 100,000,000 Shares Authorized; 10,130,883 Shares Issued and Outstanding at December 31, 2016 and 7,657,287 Shares Issued and Outstanding at December 31, 2015	101,309	76,573
Additional Paid-In Capital	78,106,645	71,209,530
Accumulated Deficit	(78,598,738)	(65,255,301)
Stockholders’ Notes Receivable	(58,824)	(58,824)
Accumulated Other Comprehensive Income	120,187	114,788
Total Stockholders’ (Deficit) Equity	(329,421)	6,086,766
Total Liabilities and Stockholders’ (Deficit) Equity	$9,730,602	$9,507,701

See Accompanying Notes to the Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2016	2015
Collaboration Revenue	$669,259	$—
Operating Expenses:
Research and Development	8,422,542	2,717,110
General and Administrative	5,593,563	3,960,498
Total Operating Expenses	14,016,105	6,677,608
Other Income (Expense), Net:
Interest Income	3,684	947
Change in Fair Value of Warrant Liability	—	223,172
Interest Expense	(275)	(1,934,493)
Other Income, Net	—	10
Total Other Income (Expense), Net	3,409	(1,710,364)
Net Loss	(13,343,437)	(8,387,972)
Deemed Dividend on Preferred Stock	—	(8,222,008)
Net Loss Attributable to Non-Controlling Interests	—	(5,177)
Net Loss Attributable to Common Stockholders	$(13,343,437)	$(16,615,157)
Net Loss per Common Share – Basic and Diluted	$(1.51)	$(2.70)
Weighted Average Shares Outstanding – Basic and Diluted	8,833,898	6,164,064
Net Loss	$(13,343,437)	$(8,387,972)
Other Comprehensive Loss:
Foreign Currency Translation Adjustments	5,399	91,211
Comprehensive Loss	(13,338,038)	(8,296,761)
Less:
Net Loss Attributable to Non-Controlling Interest	—	(5,177)
Other Comprehensive Income Attributable to Non-Controlling Interests	—	32,967
Comprehensive Income Attributable to Non-Controlling Interests	—	27,790
Comprehensive Loss Attributable to Common Stockholders	$(13,338,038)	$(8,268,971)

See Accompanying Notes to the Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK,
NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Convertible Preferred Stock								Non-Controlling Interests	Total Convertible Preferred Stock and Non-Controlling Interests
	Series A		Series B		Series C		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	2,483,692	$254,525	8,073,508	$6,926,180	3,351,156	$5,745,127	19,557,392	$23,482,834	$6,780,588	$43,189,254
Conversion of Preferred Stock to Common Stock at $6.00 Per Share ($0.01 Par Value), Net of Deemed Dividend of $8,222,008	(2,483,692)	(254,525)	(8,073,508)	(6,926,180)	(3,351,156)	(5,745,127)	(19,557,392)	(23,482,834)		(36,408,666)
Conversion of Non-Controlling Interest to Common Stock									(6,818,732)	(6,818,732)
Translation Adjustment									32,967	32,967
Net Income Attributable to Non-Controlling Interest									5,177	5,177
Balance at December 31, 2015	—	$—	—	$—	—	$—	—	$—	$—	$—

	Common Stock		Additional Paid In Capital	Stockholders’ Notes Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2014	201,787	$2,018	$10,055,613	$(58,824)	$56,544	$(56,862,152)	$(46,806,801)
Stock-Based Compensation			780,293				780,293
Issuance of Common Stock Upon IPO	683,250	6,833	4,092,667				4,099,500
Issuance of Common Stock in Secondary Public Offering	1,176,470	11,765	9,989,995				10,001,760
Expenses Related to Initial Public Offering			(1,373,858)				(1,373,858)
Expenses Related to Second Public Offering			(1,254,338)				(1,254,338)
Conversion of Preferred Stock to Common Stock at $6.00 Per Share ($0.01 Par Value), Net of Deemed Dividend of $8,222,008	4,567,782	45,678	36,362,988				36,408,666
Conversion of Promissory Notes to Common Stock at $4.20 Per Share	866,056	8,660	3,524,034				3,532,694
Beneficial Conversion Feature on Conversion of Notes Upon the IPO			1,663,873				1,663,873
Exercise of Common Stock Options	26,799	268	26,558				26,826
Exercise of Common Warrants Upon Initial Public Offering	9,748	97	(97)				—
Conversion of Non-Controlling Interest to Common Stock			6,818,732				6,818,732
Reclassification of Previously Issued Warrant Liability to Stockholders’ Equity			79,930				79,930
Issuance of Restricted Stock	125,412	1,254	443,140				444,394
Adjustment for Fractional Shares	(17)
Translation Adjustment					58,244		58,244
Net Loss						(8,393,149)	(8,393,149)
Balance at December 31, 2015	7,657,287	$76,573	$71,209,530	$(58,824)	$114,788	$(65,255,301)	$6,086,766

See Accompanying Notes to the Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK,
NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ (DEFICIT) EQUITY – (continued)

	Convertible Preferred Stock		Common Stock		Common Stock Held for Issue		Additional Paid In Capital	Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	—	$—	7,657,287	$76,573	—	$—	$71,209,530	$(58,824)	$114,788	$(65,255,301)	$6,086,766
Stock-Based Compensation							510,995				510,995
Shares Issued to Jade Therapeutics, Inc. Stockholders at Acquisition			689,157	6,891	76,571	291,536	2,611,339				2,909,766
Issuance of Holdback Shares from the Jade Acquisition			22,674	227	(22,674)	(86,329)	86,102				—
Forfeiture of Holdback Shares from the Jade Acquisition					(53,897)	(205,207)	205,207				—
Issuance of Common Stock in Offering, Net of Offering Costs			441,000	4,410			664,027				668,437
Issuance of Series A Preferred Stock Net of Offering Costs	2,777	28					2,776,419				2,776,447
Conversion of Series A Preferred Stock	(2,777)	(28)	1,234,000	12,340			(12,312)				—
Exercise of Common Stock Options			86,765	868			55,338				56,206
Foreign Currency Translation Adjustment									5,399		5,399
Net Loss Attributable to Common Stockholders										(13,343,437)	(13,343,437)
Balance at December 31, 2016	—	$—	10,130,883	$101,309	—	$—	$78,106,645	$(58,824)	$120,187	$(78,598,738)	$(329,421)

See Accompanying Notes to the Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Operating Activities
Net Loss	$(13,343,437)	$(8,387,972)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	5,185	1,257
Non-Cash Interest Expense Charge on Beneficial Conversion Feature of Notes	—	1,663,873
Non-Cash Interest Expense Related to Debt Discount	—	244,111
Stock-Based Compensation	510,995	1,224,687
Fair Value Adjustment on Common Stock Warrants	—	(223,172)
Changes in Operating Assets and Liabilities:
License Fee Receivable	3,233,636	(907,500)
Prepaid Expenses and Other Current Assets	26,287	(95,952)
Refundable Tax Credit Receivable	7,703	(2,357)
Other Assets	(16,727)	(1,148)
Accounts Payable	712,795	(148,250)
Deferred Revenue	—	1,907,500
Accrued Expenses	450,383	265,754
Net Cash Used in Operating Activities	(8,413,180)	(4,459,169)
Investing Activities:
Equipment Purchased Under Capital Lease	(11,000)	—
Acquisition of Jade (Net of Cash Acquired)	185,746	—
Restricted Cash	(25,000)	(20,000)
Net Cash Provided by (Used in) Investing Activities	149,746	(20,000)
Financing Activities:
Exercise of Common Stock Options	56,206	26,826
Proceeds from Public Offerings	3,768,698	14,101,260
Offering Costs	(323,814)	(1,479,202)
Equipment Financing Payments	(2,863)	—
Payments of Grants Payable	—	(32,628)
Net Cash Provided by Financing Activities	3,498,227	12,616,256
Effect of Exchange Rate Changes on Cash	6,298	90,045
Net (Decrease) Increase in Cash	(4,758,909)	8,227,132
Cash, Beginning of Year	8,394,133	167,001
Cash, End of Year	$3,635,224	$8,394,133
Supplemental Disclosure of Noncash Investing and Financing Activities:
Conversion of Non-Controlling Interests to Common Stock	$—	$6,818,732
Conversion of Preferred Stock into Common Stock	$2,776,419	$36,408,666
Exercise of Common Warrants	$—	$97
Conversion of Promissory Notes and Accrued Interest into Common Stock	$—	$3,532,694
Deemed Dividend on Conversion of Preferred Stock	$—	$8,222,008
Application of Deferred Offering Costs on IPO	$—	$1,148,994
Warrant Liability Reclassified to Stockholders’ Equity	$—	$79,930
Issuance of Common Stock to Acquire Jade Therapeutics, Inc.	$2,909,766	$—
Contingent Liability in Connection with Jade Acquisition	$1,210,000	$—
Property and Equipment Acquired Under Capital Lease	$31,576	$—

See Accompanying Notes to the Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business

EyeGate Pharmaceuticals, Inc. (“EyeGate” or the “Company”) a Delaware corporation, began operations in December 2004 and is a clinical-stage specialty pharmaceutical company that is focused on developing and commercializing products for treating diseases and disorders of the eye. EyeGate’s first product in clinical trials incorporates a reformulated topically active corticosteroid, dexamethasone phosphate, EGP-437, that is delivered into the ocular tissues though our proprietary iontophoresis drug delivery system, the EyeGate® II Delivery System. The Company is developing the EyeGate® II Delivery System and EGP-437 combination product (together, the “EGP-437 Product”) for the treatment of various inflammatory conditions of the eye, including anterior uveitis, a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body, post-cataract surgery inflammation and pain, and macular edema, an abnormal thickening of the macula associated with the accumulation of excess fluids in the retina. Effective March 7, 2016, the Company acquired all of the capital stock of Jade Therapeutics, Inc. (“Jade”), a privately-held company developing locally-administered, polymer-based products designed to treat poorly-served ophthalmic indications (the “Jade Acquisition”). See Note 13, “Acquisitions”. EyeGate and Jade are an integrated line of business developing ophthalmic solutions for a variety of ocular diseases and disorders.

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

As of December 31, 2016, there were 10,130,883 shares of Common Stock outstanding, $0.01 par value, and no shares of Series A Preferred Stock outstanding, $0.01 par value.

Effective July 31, 2015, the Company’s Common Stock began trading on the Nasdaq Capital Market under the symbol “EYEG”.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Consolidated Financial Statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2016, EyeGate had Cash and Cash Equivalents of $3,635,224, and an Accumulated Deficit of $78,598,738. EyeGate has incurred losses and negative cash flows since inception, and future losses are anticipated. The Company anticipates having sufficient cash to fund planned

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business  – (continued)

operations for approximately five months, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although the Company successfully completed its IPO, a follow-on offering, and a registered direct offering, additional capital may not be available on terms favorable to EyeGate, if at all. On May 6, 2016, the SEC declared effective EyeGate’s registration statement on Form S-3, registering a total of $100,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings pursuant to its shelf registration statement will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Corrected Goodwill and Deferred Tax Liability

The Company has determined that goodwill and a related deferred tax liability previously reported in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 were understated due to the inadvertent use of the deferred tax liability to offset deferred tax assets on the intangibles acquired in the Jade Transaction in March 2016, resulting in a reduced valuation allowance against its net deferred tax assets. The intangible assets estimated life will be determined and amortization will commence when the underlying technology is approved by the FDA for commercialization.

As a result, goodwill and the deferred tax liability reported were understated by $1.526 million for the three months ended March 31, 2016 for the three and six months ended June 30, 2016 and for the three and nine months ended September 30, 2016, respectively.

This matter did not have an impact on stockholders’ equity (deficit), statement of operations or net loss per share and cash flows for the three months ended March 31, 2016, for the three and six months ended June 30, 2016, and for the three and nine months ended September 30, 2016.

The Company did not amend the respective Form 10-Q’s as management determined the errors to be immaterial.

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries, EyeGate Pharma S.A.S. and Jade (since the date of the Jade Acquisition), collectively referred to as “the Company”. All inter-company balances and transactions have been eliminated in consolidation. These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of expenses during the reporting periods. The Company makes significant estimates and assumptions in recording the accruals for our clinical trial and research activities, establishing the useful lives of intangible assets and property and equipment, and conducting impairment reviews of long-lived assets. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

circumstances. Although the Company monitors and regularly assesses these estimates, actual results could differ significantly from these estimates. The Company records changes in estimates in the period that it becomes aware of the change.

Foreign Currency Translation

Operations of EyeGate Pharma S.A.S. are conducted in euros which represent its functional currency. Balance sheet accounts of such subsidiary were translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income statement accounts were translated to the average rate of exchange prevailing during the period. Translation adjustments resulting from this process, are included in accumulated other comprehensive loss on the Consolidated Balance Sheets.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with maturity of 90 days or less when acquired that are not restricted as to withdrawal, to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents, which were nominal in amount, consisted of money market accounts that are readily convertible to cash. As of December 31, 2016 and 2015, the Company has classified $45,000 and $20,000 as restricted cash, respectively.

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

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of and considers whether long-lived assets held for use have been impaired whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Management makes significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity in order to test for impairment. Management reports those long-lived assets to be disposed of and assets held for sale at the lower of carrying amount or fair value less cost to sell. Based on current facts, estimates and assumptions, management believes that no assets are impaired at December 31, 2016. There is no assurance that management’s estimates and assumptions will not change in future periods.

Research and Development Expenses

The Company expenses research and development (“R&D”) expenditures as incurred. R&D expenses are comprised of costs incurred in performing R&D activities, including salaries, benefits, facilities, research-related overhead, sponsored research costs, contracted services, license fees, expenses related to generating, filing, and maintaining intellectual property and other external costs. Because the Company believes that, under its current process for developing its products, the viability of the products is essentially concurrent with the establishment of technological feasibility, no costs have been capitalized to date.

Goodwill

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. Goodwill at December 31, 2016 was $1,525,896, which solely consists of the goodwill acquired in the acquisition of Jade (see Note 13).

Goodwill is not amortized and is tested for impairment on an annual basis in the fourth quarter of each fiscal year and whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

The Company performed qualitative impairment evaluations on its goodwill as of December 31, 2016 and determined that there were no indications that goodwill was impaired.

In-Process Research and Development

The Company records in-process R&D projects acquired as asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At December 31, 2016, the Company had recorded $3,912,314 as in-process R&D in connection with the Jade Acquisition as part of goodwill and in-process R&D.

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

Business Segment and Geographical Information

The Company identifies operating segments as components of the enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as fully integrated and operating in one business segment (research and development), and the Company operates in one geographic segment.

Income Taxes

The Company will record a deferred income tax asset and liability for the expected future income tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements and income tax returns. The Company will record a deferred income tax asset and liability based on differences between the financial statement carrying, or “book”, amounts of assets and liabilities, and the tax bases of the assets and liabilities using the enacted income tax regulations in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred income tax asset will be recorded if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. As of December 31, 2016 and 2015, substantially all of the Company’s net deferred income tax assets were subject to a full valuation allowance.

The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. As of December 31, 2016, the Company had no unrecognized uncertain income tax positions.

Refundable Tax Credits for Research and Development

EyeGate Pharma is entitled to receive refundable tax credits associated with its research and development expenses in France. These tax credits can be realized, upon request of the Company, in the form of a cash payment or credits against tax liabilities. As a result of the 2015 Protecting Americans from Tax Hikes (“PATH”) Act, the Company is evaluating whether it qualifies under the PATH Act to utilize the payroll tax offset in 2017. The Company records the refundable tax credit as income in the year in which the research and development expenses are incurred.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

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

Comprehensive Loss

Comprehensive loss is defined as the change in stockholders’ equity (deficit) during a period from transactions, and other events and circumstances from non-owner sources. The foreign currency translation adjustments (see above) are the Company’s only component of other comprehensive loss.

Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees and others. The Company measures stock-based compensation cost to employees at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis over the employee requisite service period. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Company elected to early adopt ASU No. 2016-09 Compensation — Stock Compensation to record forfeitures as they occur. Prior to the adoption of this guidance, the Company did not record forfeitures as they were immaterial. The Company recognizes compensation expense for non-employee stock option grants at the fair value of the goods or services received or the equity instruments issued, whichever is more reliably measurable. The Company recorded compensation expense for non-employee awards with graded vesting using the accelerated expense attribution method. In applying the Black-Sholes valuation model, prior to July 1, 2016 the Company estimated the volatility factor in the valuation calculation by using the historic stock volatility of a group of peer public companies. Effective July 1, 2016, the Company determined that the prior methodology for measuring the volatility of its Common Stock was no longer the best estimate of volatility, and the Company will instead measure volatility using its own Common Stock volatility. The Company believes that the public market for its Common Stock is the best measure to use as an input in the option pricing model. All future grants of stock options will use the Company’s historic Common Stock volatility.

The Company will record a deferred income tax asset for any stock-based award that results in a deduction on the Company’s income tax return, based on the amount of compensation expense recognized multiplied by the Company’s statutory income tax rate in the jurisdiction in which it will receive the deduction for compensation expense. Differences between the deferred income tax asset recognized for financial reporting purposes and the actual income tax benefit realized on the Company’s income tax return will be recorded in additional paid-in capital on the Consolidated Balance Sheets if the income tax benefit exceeds the deferred income tax asset, or in the Consolidated Statements of Operations if the deferred income tax asset exceeds the income tax benefit and no additional paid-in capital exists from previous awards. As of December 31, 2016 and 2015, there are no such differences that are recorded in the Company’s Consolidated Financial Statements.

Net Loss per Share-Basic and Diluted

The computation of Net Loss per Common Share — Basic and Diluted, is based on the weighted-average number of shares outstanding Common Stock.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

In computing diluted loss per share, no effect has been given to the shares of Common Stock issuable upon the conversion or exercise of the following dilutive securities as the Company’s net loss would make the effect anti-dilutive.

	December 31, 2016	December 31, 2015
Common Stock Warrants	2,852,736	1,983,673
Employee Stock Options	1,509,711	1,277,367
Total Shares of Common Stock Issuable	4,362,447	3,261,040

Related-Party Transactions

The Company has entered into certain related-party transactions, making payments for services to one vendor, ten consultants and a public university, all of whom also are stockholders of the Company. These transactions generally are ones that involve a stockholder or option holder of the Company to whom we also make payments during the year, typically as a consultant or a service provider. The amounts recorded or paid are not material to the accompanying Consolidated Financial Statements.

Fair Value of Financial Instruments

The carrying amounts of Accounts Receivable and Accounts Payable approximate their fair values due to the short-term nature of these items. As December 31, 2016 and December 31, 2015, the fair value of the Company’s money market funds and contingent consideration was $1,500,882 and $1,210,000, and $7,200,450 and $0, respectively.

At December 31, 2016 and December 31, 2015, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement.

Revenue Recognition

The Company follows Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2010-17, Revenue Recognition-Milestone Method in connection with its accounting for collaboration arrangements. The Company’s revenues are generated primarily through arrangements which generally contain multiple elements, or deliverables, including licenses and R&D activities to be performed by the Company on behalf of the licensor or grantor. Payments to EyeGate under these arrangements typically include one or more of the following: (1) nonrefundable, upfront license fees, (2) funding of discovery research efforts on a full-time equivalent basis, (3) reimbursement of research, development and intellectual property costs, (4) milestone payments, and (5) royalties on future product sales.

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

The Company generally expects to recognize revenue attributable to a future license obtained on a straight-line basis over the Company’s contractual or estimated performance period, which is typically the term of the Company’s R&D obligation. If Company management cannot reasonably estimate when the Company’s performance obligation ends, then revenue is deferred until Company management can reasonably estimate when the performance obligation ends. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the R&D agreement. Such a change

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

could have a material impact on the amount of revenue the Company records in future periods. At the inception of arrangements that include milestone payments, Company management evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance, and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. Company management evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. The Company has concluded that the clinical and development milestones pursuant to its R&D arrangements are substantive.

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

On July 9, 2015, the Company entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”), through which the Company granted to Valeant an exclusive, worldwide commercial and manufacturing right to the Company’s EGP-437 Product in the field of anterior uveitis, as well as a right of last negotiation to license our EGP-437 Product for indications other than anterior uveitis (the “Valeant Agreement”). There are four principal R&D milestones under the Valeant Agreement: (i) the Phase 3 Clinical Trial, (ii) the Endothelial Cell Count Safety Trial (a trial to determine that treatment has not adversely affected a patient’s corneal endothelial cell density), (iii) the CMC Validation, and (iv) the New Drug Application, or “NDA”, filing with the FDA (collectively, the “Four Milestones”, and each individually, a “Milestone”). Under the Valeant Agreement, Valeant paid to the Company an initial upfront payment, and the Company is eligible to receive certain other payments, upon and subject to the achievement of certain specified development and commercial progress of the EGP-437 Product for the treatment of anterior uveitis. The Company received the initial up-front payment in 2015, which it recorded as Deferred Revenue on its Consolidated Balance Sheet, and later in 2015 began

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

receiving certain additional payments, based on R&D progress, to continue over several years. The Company receives payments both when it crosses certain thresholds on the way to each Milestone (each, a “Progress Payment”), as well as once it achieves each Milestone. The Company is entitled to retain all of these payments. The Company defers each Progress Payment, capitalizes each payment on its Consolidated Balance Sheet as Deferred Revenue, and recognizes these payments in the aggregate as Revenue once it achieves the Milestone to which the Progress Payment relates. The Company recognizes the initial upfront payment as Revenue ratably as it completes each of the Four Milestones, the amount recognized being the total upfront payment times the percentage represented by the proportionate share of fair value of each Milestone relative to the total fair value of all Milestones. Accordingly, the Deferred Revenue account on the Consolidated Balance Sheet is reduced as Revenue is recognized in the Consolidated Statement of Operations. The Company expects to begin recognizing Revenue with respect to the Valeant Agreement Progress Payments in 2017.

The Company receives government grant funds from two sources: the U.S. Department of Defense (“DoD”) and the National Science Foundation (“NSF”). The Company is paid by the DoD after it performs specified, agreed-upon research, and it records these grant funds as Revenue as it performs the research. The Company is paid by the NSF before it performs specified, agreed-upon research. The Company records these NSF funds on our Consolidated Balance Sheet as Deferred Revenue when invoiced, and recognize these amounts as Revenue ratably as the research is performed, typically over a six-month period.

The DoD and NSF have each committed to grant funds to Jade for specified ocular therapeutic research activities (together, the “U.S. Government Grants”) to be conducted through 2017, of which grants approximately $0.445 million remain to be funded. The Company recognizes grant funds as Revenue when it performs the activities specified by the terms of the grant and is entitled to the funds.

Recent Accounting Pronouncements

In November 2016, FASB issued ASU No. 2016-18, Restricted Cash, which clarifies guidance and presentation related to restricted cash in the statement of cash flows, including stating that restricted cash should be included within cash and cash equivalents on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In March 2016, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718) (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of the award as equity or as a liability, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016, including interim periods within those reporting period. The Company elected to early adopt this guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and the right-to-use assets, which are asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company does not expect to early adopt this standard and currently has leases (see Note 11) that will be in place at the effective date. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company has elected to early adopt ASU 2015-17 retrospectively in the fourth quarter of 2016. There was no impact as a result of the adoption of ASU 2015-17.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted this standard effective with these financials statements. Such adoption did not have a material effect on its financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as subsequently amended, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract, and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented, or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In April 2015, the FASB deferred the effective date of this guidance until January 1, 2018. The Company is not early adopting this standard. The Company’s sole revenue activities currently relate to the Valeant Agreement and its U.S. Government Grants, and based upon its initial review, the Company does not expect the new standard to have a financial effect on its financial statements and related disclosures.

3. Property and Equipment

Property and equipment at December 31, 2016 and 2015 consists of the following:

	Estimated Useful Life (Years)	2016	2015
Laboratory Equipment	7	$42,576	$14,661
Computer Equipment	3	0	182,914
Computer Software	3	0	46,038
Furniture, Fixtures and Office Equipment	5	0	24,480
		42,576	268,093
Less Accumulated Depreciation		4,536	268,093
		$38,040	$—

Depreciation expense was $5,185 and $1,257 for the years ended December 31, 2016 and 2015, respectively.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2016	2015
Payroll and Benefits	$668,802	$652,609
Clinical Trials	770,158	365,277
Consulting	44,983	18,500
Professional Fees	174,342	59,352
Short-Term Portion of Capital Lease Obligation	12,645	—
Total Accrued Expenses	$1,670,930	$1,095,738

5. Debt

The Company has no indebtedness other than trade and accounts payable and capital lease obligations in the ordinary course of business as of the years ended December 31, 2016 and 2015.

6. Capital Stock

On May 24, 2016, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at the market equity program under which the Company can from time to time offer and sell up to 1,319,289 shares of its Common Stock through the Sales Agent. Effective June 26, 2016, the Company halted indefinitely all future offers and sales of its Common Stock pursuant to the ATM Agreement. As of December 31, 2016, the Company had not sold any shares of Common Stock pursuant to the ATM Agreement. On June 30, 2016, the Company closed on the sale of its equity securities in connection with a registered direct offering, described below, and as a result, the Company was restricted from issuing any shares pursuant to the ATM Agreement for a period of 90 days following the close of the ATM Agreement. This restriction lapsed on September 28, 2016. On February 21, 2017, the Company authorized the Sales Agent to restart sales under the ATM Agreement for maximum aggregate gross proceeds of up to $3,285,798.

On June 27, 2016, in connection with the issuance of 2,776.5 shares of Series A Preferred Stock in the Company’s registered direct offering, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock with the Delaware Secretary of State. Each share of Series A Preferred Stock has a stated value of $1,000 and is convertible into shares of the Company’s Common Stock at any time at the holder’s option at an initial conversion price of $2.25. The holder, however, would be prohibited from converting shares Preferred Stock into shares of Common Stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of the Company’s shares of Common Stock then issued and outstanding, which may be increased to 9.99% in certain circumstances. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series A Preferred Stock would receive a payment equal to $0.01 per share of Series A Preferred Stock before any proceeds are distributed to the holders of shares of Common Stock. Shares of Series A Preferred Stock generally had no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series A Preferred Stock will be required to amend any provision of the Company’s certificate of incorporation that would have a materially adverse effect on the rights of the holders of the Series A Preferred Stock. Shares of Series A Preferred Stock were not entitled to receive any dividends, unless and until specifically declared by the Company’s Board of Directors, and ranked:

•	senior to all of the Company’s Common Stock to the extent of its liquidation preference of $0.01;
•	senior to any class or series of the Company’s capital stock hereafter created specifically ranking by its terms junior to the Series A Preferred Stock to the extent of its liquidation preference of $0.01;
•	senior to all of the Company’s outstanding warrants; and

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Capital Stock  – (continued)

•	on parity to any class or series of the Company’s capital stock hereafter created specifically ranking by its terms on parity with the Series A Preferred Stock.

On June 30, 2016, the Company completed a registered direct offering of 441,000 shares of Common Stock and 2,776.5 shares of Series A Preferred stock (convertible into 1,234,000 shares of Common Stock), along with a concurrent private placement of warrants. Concurrently with the closing of the registered direct offering, the holder elected to convert 123.75 shares of Series A Preferred Stock into 55,000 shares of Common Stock. The total net proceeds to the Company from this offering, after deducting the placement agent fees and offering expenses, were approximately $3.4 million. Additionally, the investor received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series A Preferred Stock purchased in the registered direct offering, warrants to purchase one-half of a share of Common Stock at an exercise price of $3.50 per share, aggregating warrants to purchase 837,500 shares of Common Stock. The warrants issued to the investor were initially exercisable six months following issuance, and terminate five years following the initial exercise date (December 30, 2016). In addition, the Company issued to the Sales Agent warrants to purchase 33,500 shares of Common Stock. The warrants and the shares of Common Stock underlying the warrants issued in this offering have not been registered under the Securities Act, or applicable state securities laws. During the year ended December 31, 2016, the holder of the Series A Preferred Stock converted all 2,776.5 shares of preferred stock into 1,234,000 shares of Common Stock.

At December 31, 2016 and December 31, 2015, the Company had 100,000,000 and 100,000,000 authorized shares of Common Stock, $0.01 par value, respectively, of which 10,130,883 and 7,657,287 shares, respectively, were outstanding, and 9,997,223 and 10,000,000 authorized shares of Preferred Stock, $0.01 par value, respectively, of which 0 and 0 shares, respectively, are issued and outstanding. At both December 31, 2016 and 2015, there were 0 shares of Common Stock underlying the outstanding shares of Series A Preferred Stock.

7. Warrants

At December 31, 2016 and 2015, the following warrants were outstanding:

	Number of Awards	Weighted Average Exercise Price		Weighted Average Remaining Term in Years
Outstanding at December 31, 2014*	21,964	$4.52		1.21
Issued	1,983,673	$9.18		5.32
Exercised	(10,929)	$0.65
Forfeited	(11,035)	$8.35
Outstanding at December 31, 2015	1,983,673	$9.18		5.32
Issued	871,000 (1)	$3.50	(2)	4.49
Forfeited	(1,937)	$9.18		4.82
Outstanding December 31, 2016	2,852,736	$7.45		4.34

(1)	Consists of 1,742,000 warrants to purchase 837,500 shares of Common Stock issued to the investor, and 33,500 warrant shares issued to the Sales Agent, in connection with the Company’s registered direct offering on June 30, 2016.
(2)	Warrant exercise price for a full share of Common Stock. Each warrant issued is for the purchase of one-half of a share of Common Stock.
*	Does not include warrants convertible into common or preferred stock issued to holders of the Amended and Restated Notes of 2014 Notes.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Warrants  – (continued)

All of the warrant agreements provide for a cashless exercise, whereby the number of warrants to be issued will be reduced by the number of shares which could be purchased from the proceeds of the exercise of the respective warrant. The outstanding warrants expire from 2017 through 2021.

In February 2015, in connection with the Company’s IPO, the Company issued 34,163 and 33,838 common stock warrants to the underwriters at $7.50 and $6.00, respectively for the IPO and underwriter fees. In February 2015, the Company also issued 562,732 note warrants in connection with its IPO.

In August 2015, in connection with the Company’s follow-on offering, the Company issued 1,176,470 common stock warrants to the underwriter at an exercise price of $10.62. In addition, the underwriters exercised the overallotment option to purchase 176,470 warrants at $10.62.

8. Stockholders’ Notes Receivable

In 2005 and 2006, certain of the Company’s Stockholders and officers issued various promissory notes totaling $195,000 for the sale of Common Stock. The notes were full recourse and were collateralized by the shares of Common Stock sold. The amended notes bore compound interest at 0.93%, effective October 1, 2012. As of October 1, 2016, these notes had matured.

As of December 31, 2016 and December 31, 2015, principal and accrued interest (in accrued expenses) of $89,825 and $88,995, respectively, was outstanding on the remaining stockholder note.

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

On January 1, 2017 and 2016, the number of shares of Common Stock issuable under the 2014 Plan automatically increased by 405,235 and 306,291 shares pursuant to the terms of the 2014 Plan, respectively, which additional shares are included in the total of 1,440,123 shares issuable under the 2014 Plan.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Equity Incentive Plan  – (continued)

The following is a summary of stock option activity for the twelve months ended December 31, 2016 and 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life (In Years)
Outstanding at December 31, 2014	752,372	$0.91	4.30
Granted	560,393	5.12	9.08
Exercised	(26,799)	2.37
Expired	(8,599)	0.65
Outstanding at December 31, 2015	1,277,367	$2.75	4.94
Granted	377,771	2.74	9.79
Exercised	(86,765)	0.65
Expired (Forfeited)	(58,662)	3.31
Outstanding at December 31, 2016	1,509,711	$2.85	5.04
Exercisable at December 31, 2016	1,004,395	$2.86	3.09
Vested and Expected to Vest at December 31, 2016	1,509,711	$2.85	5.04

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

During the year ended December 31, 2016, the Board approved the grant of options to purchase 377,771 shares of its Common Stock. All option grants were pursuant to the 2014 Plan. In general, options granted under the 2014 Plan vest 33.33% on the one-year anniversary of the grant date, and the remainder ratably over the 24-month period following the one-year anniversary.

The total stock-based compensation expense for employees and non-employees is included in the accompanying Consolidated Statements of Operations and as follows:

	Year Ended December 31
	2016	2015
Research and Development	$46,288	$183,235
General and Administrative	464,707	1,041,452
	$510,995	$1,224,687

The fair value of options granted for the twelve months ended December 31, 2016 and December 31, 2015 was approximately $758,000 and $202,000, respectively. As of December 31, 2016 and December 31, 2015, there is approximately $984,000 and $900,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted average period of 2.43 and 3.13 years, respectively. The aggregate intrinsic value of stock options

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Equity Incentive Plan  – (continued)

outstanding and exercisable at December 31, 2016 and December 31, 2015 is approximately $544,000 and $1,382,000. The intrinsic value of stock options exercised during 2016 and 2015 was approximately $207,000 and $135,000, respectively.

At December 31, 2016, there were options to purchase 101,176 shares of Common Stock available for grant under the 2014 Plan.

10. Income Taxes

The components of loss before income taxes are as follows:

	Year Ended December 31,
	2016	2015
Domestic	$(13,831,191)	$(8,755,011)
Foreign	487,754	367,038
Total	$(13,343,437)	$(8,387,973)

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	Year Ended December 31,
	2016	2015
United States Federal Income Tax Rate	34.00%	34.00%
State taxes, Net of Federal Benefit	1.84%	6.27%
Permanent Differences	(2.47)%	(10.88)%
Change in Valuation Allowance	(35.02)%	(29.55)%
Expiration of State Net Operating Loss Carryforward	(0.00)%	(0.03)%
Research and Development Credits	2.95%	0.43%
Tax Rate Differential	0.13%	0.00%
Other	(1.43)%	(0.24)%
Effective Tax Rate	0.00%	0.00%

The Company’s deferred tax assets and liabilities consist of the following:

	2016	2015
Net Deferred Tax Assets:
Net Operating Loss Carryforwards	$18,146,381	$18,050,019
Research and Development Credit Carryforwards	1,640,669	1,226,384
Capitalized Research and Development	6,398,050	4,452,114
Nonqualified Stock Option	323,832	164,292
Warrants Issued for Services	—	587
Depreciation and Amortization	3,478	137
Start-up Costs/Organization Costs	—	17,959
Cash Versus Accrual Adjustments	4,387,806	2,179,356
Total Deferred Tax Assets	30,900,216	26,090,848
Valuation Allowance	(30,900,216)	(26,090,848)
Net Deferred Tax Asset	$—	$—

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes  – (continued)

	2016	2015
Net Deferred Tax Liability:
Net Deferred Tax Liability	1,525,896	—
Net Deferred Tax Liability	$1,525,896	$—

As of December 31, 2016, the Company has federal, and state net operating loss carryforwards of approximately $45,115,000, and $33,545,000, respectively, to offset future federal and state taxable income, which expire at various times through 2036. The Company has foreign net operating loss carryforwards of $3,363,000 as of December 31, 2016, which can be carried forward indefinitely. As of December 31, 2016, the Company also has federal, state and foreign research and development tax credit carryforwards of approximately $1,313,000, $459,000, and $25,000, respectively, to offset future income taxes, which expire at various times through 2036. The federal and state net operating loss and research tax credit carryforwards may be subject to the limitations provided in the Internal Revenue Code (“IRC”) Sections 382 and 383. A portion of the federal net operating loss attributable to Jade is subject to a Section 382 limitation. Jade’s carryover of its research and development credits will be subject to the Section 383 limitation.

The Company files United States federal income tax returns and income tax returns in the Commonwealth of Massachusetts and Utah, as well as foreign tax returns for its subsidiary in France. The Company is not under examination by any jurisdiction for any tax year.

The Company has recorded a valuation allowance against its United States deferred tax assets in each of the years ended December 31, 2016, and 2015 because the Company’s management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $4,809,000 and $2,478,000 during the years ended December 31, 2016 and 2015, respectively, primarily as a result of adjustments for accrual to cash basis items and capitalized research and development expenses.

As of December 31, 2016 and 2015, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company will recognize interest and penalties related to tax positions in income tax expense. The Company has not, as yet, conducted a study of R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position.

The net operating loss and tax credit carryforwards are subject to review by the Internal Revenue Service in accordance with the provisions of Section 382 of the Internal Revenue Code. Under this Internal Revenue Code section, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset the Company’s taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of the Company’s net operating loss carryforwards before they expire. The closing of the Company’s initial public offering, alone or together with transactions that have occurred or that may occur in the future, may trigger an ownership change pursuant to Section 382, which could limit the amount of research and development tax credit and net operating loss carryforwards that could be utilized annually in the future to offset the Company’s taxable income, if any. Any such limitation as the result of the Company’s additional sales of common stock by the Company could have a material adverse effect on the Company’s results of operations in future years.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and Contingencies

Leases

The Company is a party to a real property operating lease for the rental of office space in Waltham, Massachusetts of up to 4,516 square feet, that is used for its corporate headquarters. This lease terminates in December 2017. On July 6, 2016, the Company entered into a real property operating lease for office and laboratory space of approximately 2,300 square feet in Salt Lake City, Utah. This lease terminates in June 2019. See Note 13, “Acquisitions”.

The Company is a party to two nominal equipment capital lease agreements, one for a three-year term and one for a two-year term, for the use of scientific instruments in its Salt Lake City laboratory.

License Agreements

The Company is a party to several license agreements. The Company is a licensee under one license agreement that grants to it the exclusive worldwide right to commercialize the technology related to its proprietary iontophoresis drug delivery system. The Company is a licensor to Valeant Pharmaceuticals, Incorporated (“Valeant”), granting to Valeant the exclusive worldwide rights to commercialize the EGP-437 Product to treat anterior uveitis, as described below. The Company is a licensee under an agreement relating to its EyeGate OBG product technology, granting to the Company the exclusive worldwide right to commercialize the locally-administered polymer-based product technologies for ophthalmic treatments in humans. Finally, the Company is a party to a license agreement that grants to it the exclusive worldwide right to commercialize certain Non-Anticoagulant Sulfated Hyaluronan Oligosaccharides (“NASH”) technology. Three of the four license agreements require the Company to pay royalties to the licensor based on Revenue related to the licensed technology, and the agreement with Valeant requires Valeant to pay royalties to the Company based on revenue related to the licensed technology.

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

On July 23, 1999, the Company entered into a perpetual Transaction Protocol agreement with Francine Behar-Cohen to acknowledge the Company’s right to use certain patents that Ms. Behar-Cohen had certain ownership rights with respect to and which are used in the Company’s EGP-437 Combination Product. The agreement also provides for the Company to pay Ms. Behar-Cohen a fee based on a percentage of the pre-tax turnover generated from sales of the Company’s EGP-437 Combination Product relating to its inclusion of the EyeGate® II Delivery System. The fees due under the agreement are required to be paid until January 2018.

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

On July 9, 2015, the Company entered into an exclusive worldwide licensing agreement with a subsidiary of Valeant through which EyeGate has granted Valeant exclusive, worldwide commercial and manufacturing rights to its EGP-437 Product in the field of anterior uveitis, as well as a right of last negotiation to license the EGP-437 Product for other indications. Under the agreement, Valeant paid the Company an upfront payment of $1.0 million. The Company is eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified developmental and commercial milestones. In

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and Contingencies  – (continued)

addition, the Company is eligible to receive royalties based on a specified percent of net sales of the Product throughout the world, subject to adjustment in certain circumstances.

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

12. Employee Benefit Plans

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contribution for the years ended December 31, 2016 and 2015.

13. Acquisitions

Jade Therapeutics, Inc. Acquisition

Effective March 7, 2016, the Company acquired all of the capital stock of Jade, a privately-held company developing locally-administered, polymer-based products designed to treat ophthalmic indications. With the Jade Acquisition, Jade became a wholly-owned subsidiary of EyeGate. Under the terms of the Jade Acquisition agreement, in consideration for 100% of the outstanding equity interests in Jade, the Company repaid Jade liabilities of up to $300,000 and agreed to issue 765,728 shares of our Common Stock, 90% of which were issued at the closing, and 10% of which will be held back for 18 months (the “Holdback Shares”) in order to satisfy post-closing adjustments or indemnification obligations. Subsequent to the Jade Acquisition, the Company satisfied an additional $232,457 of Jade obligations that arose prior to the acquisition. This amount exceeded the value of the Holdback Shares, and as a result the obligation to release the Holdback Shares was extinguished and the Holdback Shares were retired. The Jade Acquisition also includes a cash earn-out provision calling for an additional cash payment of $2,164,451, contingent upon a Jade product receiving FDA marketing approval. The cash earn-out was recorded as contingent consideration and fair valued at $1,210,000 at the acquisition date based on the probability of FDA approval of the three products in development. The fair value of the shares the Company agreed to issue in the Jade Acquisition was approximately $2.910 million, based on the closing price per share of our Common Stock as reported by NASDAQ Capital Market on the closing date of the acquisition, $3.80 per share. The adjusted value of the Holdback Shares was $205,207.

The following table summarizes the final purchase price allocation and the fair value of the net assets acquired and liabilities assumed in the Jade Acquisition at the date of acquisition:

Jade
Current Assets(1)	$600,604
Intangible Asset (In-Process R&D)	3,912,314
Property, Plant and Equipment, Net	649
Goodwill	1,525,896
Accounts Payable and Other Liabilities	(393,801)
Deferred Tax Liability	(1,525,896)
Contingent Consideration (face value $2,164,451)	(1,210,000)
Total Purchase Price	$2,909,766

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Acquisitions  – (continued)

(1)	Current Assets include cash, grants receivable and prepaid expenses of $0.186 million, $0.046 million and $0.369 million, respectively, related to the Jade Acquisition.

During the fourth quarter of 2016, the Company determined that $0.300 million in acquired liabilities had previously been paid, and thus adjusted in-process R&D and liabilities accordingly.

In connection with the Jade Acquisition, the Company recorded $1,525,896 as a deferred tax liability representing the income tax effect of the difference between the book and tax basis of the tangible and intangible assets acquired. The Company recorded a deferred tax liability on the ascribed value of the acquired intangible assets of $1,525,896, increasing the value of the asset reported as goodwill.

Net Loss in the Consolidated Statement of Operations for the year ended December 31, 2016 includes net losses of Jade from the date of acquisition to December 31, 2016 of $0.509 million. The Company’s intangible asset, which consists solely of in-process R&D, will not be amortized until the underlying development program for the EyeGate OBG program is completed. Completion is generally considered to have occurred once regulatory approval is granted, and related intangible assets generally are accounted for as finite-lived intangible assets and amortized on a straight-line basis over their estimated useful life. The Company expects to amortize the in-process R&D over 3 years once it receives FDA approval to commercialize the EyeGate OBG.

Pro Forma Disclosure for Jade Acquisition

The following table includes the unaudited pro forma results for the year ended December 31, 2016 and 2015 of the combined companies as though the Jade Acquisition had been completed as of the beginning of the period presented.

	For the Year Ended December 31,
	2016	2015
Revenues	$952,184	$477,956
Net Loss	(13,275,986)	(9,075,459)
Net Loss Attributable to Common Stockholders	(13,275,986)	(17,302,644)

The pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated Jade as of the beginning of the period presented.

14. Subsequent Events

On February 21, 2017, the Company entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant (the “New Valeant Agreement”), through which the Company granted Valeant exclusive, worldwide commercial and manufacturing rights to its EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients (the “New Field”). Under the New Valeant Agreement, Valeant paid the Company an initial upfront payment of $4.0 million, and the Company is eligible to receive milestone payments totaling up to approximately $99.0 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Product for the New Field. In addition, the Company is eligible under the New Valeant Agreement to receive royalties based on a specified percent of net sales of its EGP-437 Product for the New Field throughout the world, subject to adjustment in certain circumstances.

On February 6, 2017, the Company granted 104,000 shares of restricted stock to employees of the Company, at a closing price on that day of $1.52 per share. The Company will record this as stock-based compensation expense in the first quarter of 2017.

On February 21, 2017, the Company authorized the Sales Agent to restart sales under the ATM Agreement for maximum aggregate gross proceeds of up to $3,285,798.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2017	By: /s/ Stephen From Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen From Stephen From	President, Chief Executive Officer and Director (principal executive officer)	February 23, 2017
/s/ Sarah Romano Sarah Romano	Interim Chief Financial Officer (principal financial and accounting officer)	February 23, 2017
/s/ Paul Chaney Paul Chaney	Chairman	February 23, 2017
/s/ Morton Goldberg Morton Goldberg	Director	February 23, 2017
/s/ Praveen Tyle Praveen Tyle	Director	February 23, 2017
/s/ Thomas Balland Thomas Balland	Director	February 23, 2017
/s/ Thomas E. Hancock Thomas E. Hancock	Director	February 23, 2017
/s/ Bernard Malfroy-Camine Bernard Malfroy-Camine	Director	February 23, 2017

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit
2.1(1)	Stock Purchase Agreement, dated as of March 7, 2016, by and among the Registrant and the Sellers named therein.
3.1(2)	Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated By-laws of the Registrant.
3.3(8)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.
4.1(3)	Specimen Stock Certificate evidencing the shares of common stock.
4.2(8)	Form of Common Stock Purchase Warrant, dated June 30, 2016.
10.1(4)	2005 Equity Incentive Plan, as amended.
10.2(5)	2014 Equity Incentive Plan.
10.3(5)	Employee Stock Purchase Plan.
10.4†(4)	Transaction Protocol (License Agreement), by and between Optis B.V., Optis France SA, and Mrs. Francine Behar-Cohen, dated as of July 23, 1999.
10.5†(4)	Amended and Restated License Agreement, by and between University of Miami and EyeGate Pharma SA (f/k/a Optis France SA), dated as of December 16, 2005.
10.6†(4)	First Amendment to First Amended and Restated License Agreement of and between EyeGate Pharma SA and University of Miami, dated as of July 7, 2014.
10.7†(6)	License Agreement made as of July 9, 2015, by and among the Registrant, EyeGate Pharma S.A.S., a wholly owned subsidiary of the Registrant and Valeant Pharmaceuticals Luxembourg S.à r.l., a société à responsabilité limitée.
10.8(7)	Form of Warrant Agency Agreement, dated August 5, 2015, by and between the Registrant and VStock Transfer, LLC.
10.9(4)	Form of Indemnification Agreement.
10.10(4)	Form of Notice of Stock Option Grant pertaining to the 2014 Equity Incentive Plan.
10.11(4)	Form of Notice of Stock Unit Award pertaining to the 2014 Equity Incentive Plan.
10.12#(4)	Form of Amended and Restated Offer of Employment by and between the Registrant and Michael Manzo.
10.13#(13)	Second Amended and Restated Employment Agreement, dated February 25, 2016, by and between the Registrant and Stephen From.
10.14(8)	Form of Securities Purchase Agreement, dated as of June 27, 2016, by and among the Registrant and the Purchasers named therein.
10.15(8)	Engagement Letter, dated as of June 24, 2016, by and between the Registrant and Rodman & Renshaw, a unit of H.C. Wainwright & Co.
10.16(9)	At the Market Offering Agreement, dated as of May 24, 2016, by and between the Registrant and H.C. Wainwright & Co., LLC.
10.17(10)	Offer Letter, dated as of April 25, 2016, by and between the Registrant and Ryan Brenneman.
10.17(11)#	Separation Agreement, dated as of December 21, 2016, by and between the Registrant and Ryan Brenneman.
10.18(12)#	Offer Letter, dated as of February 1, 2017, by and between the Registrant and Sarah Romano.
10.19†*	License Agreement, dated February 21, 2017, by and among the Registrant, EyeGate Pharma S.A.S., a wholly owned subsidiary of the Registrant and Valeant Pharmaceuticals Ireland.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description of Exhibit
31.1**	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed March 7, 2015) and incorporated by reference thereto.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed February 20, 2015) and incorporated by reference thereto.
(3)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (filed August 29, 2014) and incorporated by reference thereto.
(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (filed July 30, 2014) and incorporated by reference thereto.
(5)	Previously filed as an exhibit to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (filed December 24, 2014) and incorporated by reference thereto.
(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 10, 2015) and incorporated by reference thereto.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 5, 2015) and incorporated by reference thereto.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 27, 2016) and incorporated by reference thereto.
(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 25, 2016) and incorporated by reference thereto.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed April 29, 2016) and incorporated by reference thereto.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed December 12, 2016) and incorporated by reference thereto.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed February 6, 2017) and incorporated by reference thereto.
(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 30, 2016) and incorporated by reference thereto.
*	Filed herewith.
**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.