Form 10-Q
period 2017-03-31
EYEGATE PHARMACEUTICALS INC
filed 2017-05-05
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒    Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐   Yes     ☒   No

At May 3, 2017, there were 10,878,116 shares of the registrant’s common stock outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2017

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 23 of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 23, 2017, or the Annual Report. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,437,671	$3,635,224
Grant Fees Receivable	109,835	37,349
Prepaid Expenses and Other Current Assets	863,457	464,981
Current Portion of Refundable Tax Credit Receivable	18,113	16,484
Total Current Assets	6,429,076	4,154,038
Property and Equipment, Net	33,504	38,040
Restricted Cash	45,000	45,000
Goodwill and In-Process R&D	5,438,210	5,438,210
Other Assets	55,521	55,314
Total Assets	$12,001,311	$9,730,602
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$1,310,990	$1,412,128
Accrued Expenses	862,853	1,670,930
Deferred Revenue	8,225,000	4,225,000
Total Current Liabilities	10,398,843	7,308,058
Non-Current Liabilities:
Contingent Consideration	1,210,000	1,210,000
Deferred Tax Liability	1,525,896	1,525,896
Long-Term Portion of Capital Lease Obligation	12,907	16,069
Total Non-Current Liabilities	2,748,803	2,751,965
Total Liabilities	13,147,646	10,060,023
Commitments and Contingencies (Note 9)
Stockholders’ Deficit:
Preferred Stock, $0.01 Par Value: 9,997,223 and 9,997,223 Shares Authorized at March 31, 2017 and December 31, 2016, respectively; 0 Shares Issued and Outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value: 100,000,000 Shares Authorized; 10,878,116 and 10,130,883 Shares Issued and Outstanding at March 31, 2017 and December 31, 2016	108,781	101,309
Additional Paid-In Capital	80,201,848	78,106,645
Accumulated Deficit	(81,518,392)	(78,598,738)
Stockholder Note Receivable	(58,824)	(58,824)
Accumulated Other Comprehensive Income	120,252	120,187
Total Stockholders’ Deficit	(1,146,335)	(329,421)
Total Liabilities and Stockholders’ Deficit	$12,001,311	$9,730,602

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Collaboration Revenue	$184,532	$-
Operating Expenses:
Research and Development	1,815,000	913,972
General and Administrative	1,289,144	1,528,778
Total Operating Expenses	3,104,144	2,442,750

Other (Expense) Income, Net:
Interest Income	261	317
Interest Expense	(303)	-
Total Other (Expense) Income, Net	(42)	317
Net Loss	$(2,919,654)	$(2,442,433)
Net Loss Per Common Share - Basic and Diluted	$(0.28)	$(0.31)
Weighted Average Shares Outstanding - Basic and Diluted	10,456,379	7,846,616
Other Comprehensive Loss:
Foreign Currency Translation Adjustments	65	(563)
Comprehensive Loss	$(2,919,589)	$(2,442,996)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock		Additional Paid In	Stockholders’ Notes	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Income	Deficit	Deficit
Balance at December 31, 2016	10,130,883	$101,309	$78,106,645	$(58,824)	$120,187	$(78,598,738)	$(329,421)

Stock-Based Compensation			276,901				276,901

Issuance of Common Stock in Offering, Net of Offering Costs	642,150	6,421	1,817,512				1,823,933

Exercise of Common Stock Options	1,083	11	1,830				1,841

Issuance of Restricted Stock	104,000	1,040	(1,040)				-

Foreign Currency Translation Adjustment					65		65

Net Loss						(2,919,654)	(2,919,654)

Balance at March 31, 2017	10,878,116	$108,781	$80,201,848	$(58,824)	$120,252	$(81,518,392)	$(1,146,335)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net Loss	$(2,919,654)	$(2,442,433)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	4,536	84
Stock-Based Compensation	276,901	113,360
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	(398,476)	(257,642)
Refundable Tax Credit Receivable	-	(112)
License Fee Receivable	3,927,514	570,000
Other Assets	(207)	(7,984)
Accounts Payable	(101,138)	173,182
Deferred Revenue	-	798,455
Accrued Expenses	(808,077)	(300,413)
Net Cash Used in Operating Activities	(18,601)	(1,353,503)

Investing Activities:
Acquisition of Jade (Net of Cash Acquired)	-	185,746
Restricted Cash	-	(10,000)
Net Cash Provided by Investing Activities	-	175,746

Financing Activities
Exercise of Common Stock Options	1,841	-
Proceeds from Issuance of Stock	1,922,252	-
Stock Issuance Costs	(98,319)	-
Equipment Financing Payments	(3,162)	-
Net Cash Provided by Financing Activities	1,822,612	-
Effect of Exchange Rate Changes on Cash	(1,564)	(1,595)
Net Increase (Decrease) in Cash	1,802,447	(1,179,352)
Cash, Beginning of Period	3,635,224	8,394,133
Cash, End of Period	$5,437,671	$7,214,781
Supplemental Disclosure of Noncash Investing and Financing Activities
Issuance of Common Stock to Acquire Jade Therapeutics, Inc.	$-	$2,442,711
Contingent Liability in Connection with the Jade Acquisition	$-	$1,210,000

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

On June 30, 2016, the Company completed a registered direct offering of 441,000 shares of Common Stock and 2,776.5 shares of Series A Preferred Stock (convertible into 1,234,000 shares of Common Stock), along with a concurrent private placement of warrants to purchase Common Stock. The total net proceeds to the Company from this offering, after deducting the placement agent fees and offering expenses, were approximately $3.4 million. The warrants were initially exercisable on December 30, 2016, and expire on December 30, 2021. On February 21, 2017, the Company authorized the restart of sales under the At The Market Offering Agreement between the Company and H.C. Wainwright & Co., LLC (the “ATM Agreement”) and subsequently sold 642,150 of common shares during the first quarter of 2017. The total net proceeds to the Company from this offering, after deducting the placement agent fees and offering expenses, were approximately $1.8 million. See Note 6, “Capital Stock”.

Effective July 31, 2015, the Company’s Common Stock began trading on The Nasdaq Capital Market under the symbol “EYEG”.

As of March 31, 2017, there were 10,878,116 shares of Common Stock outstanding, $0.01 par value, and no shares of Series A Preferred Stock outstanding, $0.01 par value.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2017, EyeGate had Cash and Cash Equivalents of $5,437,671, and an Accumulated Deficit of $81,518,392. EyeGate has incurred losses and negative cash flows since inception, and future losses are anticipated. The Company anticipates having sufficient cash to fund planned operations for approximately five months, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although the Company successfully completed its IPO, a follow-on offering, a registered direct offering, and sales under the ATM Agreement, additional capital may not be available on terms favorable to EyeGate, if at all. On May 6, 2016, the SEC declared effective EyeGate’s registration statement on Form S-3, registering a total of $100,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings pursuant to its shelf registration statement will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, EyeGate Pharma S.A.S. and Jade, (since date of acquisition) collectively referred to as “the Company”. All inter-company balances and transactions have been eliminated in consolidation. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or eliminated. Accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual financial statements of the Company as of and for the year ended December 31, 2016.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of expenses during the reporting periods. The Company makes significant estimates and assumptions in recording the accruals for its clinical trial and research activities, establishing the useful lives of intangible assets and property and equipment, and conducting impairment reviews of long-lived assets. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Although the Company monitors and regularly assesses these estimates, actual results could differ significantly from these estimates. The Company records changes in estimates in the period that it becomes aware of the change.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

2.	Summary of Significant Accounting Policies – (continued)

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

In-process Research and Development

The Company records in-process R&D projects acquired as asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At March 31, 2017, the Company had recorded $3,912,314 as in-process R&D in connection with the Jade Acquisition, as part of goodwill and in-process R&D on the balance sheet. As of March 31, 2017, the Company determined that there were no indications of impairment.

Accrued Clinical Expenses

As part of the Company’s process of preparing the Condensed Consolidated Financial Statements, the Company is required to estimate its accrued expenses. This process includes reviewing open contracts and purchase orders, communicating with its applicable personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated costs incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs. The majority of the Company’s service providers invoice monthly in arrears for services performed. The Company makes estimates of its accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known at the time. The Company periodically confirms the accuracy of these estimates with the service providers and makes adjustments if necessary.

Related Party Transactions

The Company has entered into certain related-party transactions, making payments for services to two vendors, ten consultants and a public university, all of whom also are stockholders of the Company. These transactions generally are ones that involve a stockholder or option holder of the Company to whom we also make payments during the year, typically as a consultant or a service provider. The amounts recorded or paid are not material to the accompanying Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

2.	Summary of Significant Accounting Policies – (continued)

Net Loss per Share

The computation of Net Loss per Common Share – Basic and Diluted, is based on the weighted-average number of shares outstanding of Common Stock. In computing diluted loss per share, no effect has been given to the shares of common stock issuable upon the conversion or exercise of the following dilutive securities, as the Company’s net loss would make the effect anti-dilutive.

	March 31, 2017 (unaudited)	March 31, 2016 (unaudited)
Common Stock Warrants	2,852,736	1,981,736
Employee Stock Options	1,489,934	1,487,892
Total Shares of Common Stock Issuable	4,342,670	3,469,628

Fair Value of Financial Instruments

The carrying amounts of Accounts Receivable and Accounts Payable approximate their fair values due to the short-term nature of these financial instruments. As of March 31, 2017, and December 31, 2016, the fair value of the Company’s money market funds and contingent consideration was $750,909 and $1,210,000, and $1,500,882 and $1,210,000, respectively.

At March 31, 2017 and December 31, 2016, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

2.	Summary of Significant Accounting Policies – (continued)

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

On February 21, 2017, the Company entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant (the “New Valeant Agreement”), through which the Company granted Valeant exclusive, worldwide commercial and manufacturing rights to its EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients (the “New Field”). Under the New Valeant Agreement, Valeant paid the Company an initial upfront payment of $4.0 million, and the Company is eligible to receive milestone payments totaling up to approximately $99.0 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Product for the New Field. In accordance with its revenue recognition policy, the $4.0 million upfront payment has been recorded as deferred revenue. In addition, the Company is eligible under the New Valeant Agreement to receive royalties based on a specified percent of net sales of its EGP-437 Product for the New Field throughout the world, subject to adjustment in certain circumstances.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

2.	Summary of Significant Accounting Policies – (continued)

The Company receives government grant funds from two sources: the U.S. Department of Defense (“DoD”) and the National Science Foundation (“NSF”). The Company is paid by the DoD after it performs specified, agreed-upon research, and it records these grant funds as Revenue as it performs the research. The Company is generally paid by the NSF before it performs specified, agreed-upon research. The Company records these NSF funds on our Condensed Consolidated Balance Sheet as Deferred Revenue when invoiced, and recognize these amounts as Revenue ratably as the research is performed, typically over a six-month period.

The DoD and NSF have each committed to grant funds to Jade for specified ocular therapeutic research activities (together, the “U.S. Government Grants”) to be conducted through 2017, of which grants approximately $0.333 million remain to be funded. The Company recognizes grant funds as Revenue when it performs the activities specified by the terms of the grant and is entitled to the funds.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and the right-to-use assets, which are asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company does not expect to early adopt this standard and currently has leases (see Note 10) that will be in place at the effective date. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as subsequently amended, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract, and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented, or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In April 2015, the FASB deferred the effective date of this guidance until January 1, 2018. The Company is not early adopting this standard. The Company’s sole revenue activities currently relate to the Valeant Agreements and its U.S. Government Grants, and based upon its initial review, the Company does not expect the new standard to have a financial effect on its financial statements and related disclosures.

3.	Property and Equipment

Property and equipment at March 31, 2017 (unaudited) and December 31, 2016 consists of the following:

	Estimated Useful Life (Years)	March 31, 2017	December 31, 2016
Laboratory Equipment	7	$42,576	$42,576
Less: Accumulated Depreciation		9,072	4,536
		$33,504	$38,040

Depreciation expense was $4,536 and $84 for the three-month periods ended March 31, 2017 and 2016, respectively.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

4.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2017 (unaudited)	December 31, 2016
Clinical Trials	$406,655	$770,158
Payroll and Benefits	252,143	668,802
Professional Fees	186,910	174,342
Short-Term Portion of Capital Lease Obligation	12,645	12,645
Consulting	4,500	44,983
Total Accrued Expenses	$862,853	$1,670,930

5.	Debt

The Company has no indebtedness other than trade and accounts payable and capital lease obligations in the ordinary course of business at March 31, 2017 and December 31, 2016.

6.	Capital Stock

On May 24, 2016, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at the market equity program under which the Company can from time to time offer and sell up to 1,319,289 shares of its Common Stock through the Sales Agent. Effective June 26, 2016, the Company halted indefinitely all future offers and sales of its Common Stock pursuant to the ATM Agreement. As of December 31, 2016, the Company had not sold any shares of Common Stock pursuant to the ATM Agreement. On June 30, 2016, the Company closed on the sale of its equity securities in connection with a registered direct offering, described below, and as a result, the Company was restricted from issuing any shares pursuant to the ATM Agreement for a period of 90 days following the close of the ATM Agreement. This restriction lapsed on September 28, 2016. On February 21, 2017, the Company authorized the Sales Agent to restart sales under the ATM Agreement for maximum aggregate gross proceeds of up to $3,285,798. During the first quarter of 2017, the Company sold 642,150 shares of common stock under this agreement for total net proceeds to the Company from this offering, after deducting the placement agent fees and offering expenses, of approximately $1.8 million.

On June 30, 2016, the Company completed a registered direct offering of 441,000 shares of Common Stock and 2,776.5 shares of Series A Preferred stock (convertible into 1,234,000 shares of Common Stock), along with a concurrent private placement of warrants. Concurrently with the closing of the registered direct offering, the holder elected to convert 123.75 shares of Series A Preferred Stock into 55,000 shares of Common Stock. The total net proceeds to the Company from this offering, after deducting the placement agent fees and offering expenses, were approximately $3.4 million. Additionally, the investor received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series A Preferred Stock purchased in the registered direct offering, warrants to purchase one-half of a share of Common Stock at an exercise price of $3.50 per share, aggregating warrants to purchase 837,500 shares of Common Stock. The warrants issued to the investor were initially exercisable six months following issuance, and terminate five years following the initial exercise date (December 30, 2016). In addition, the Company issued to the Sales Agent warrants to purchase 33,500 shares of Common Stock. The warrants and the shares of Common Stock underlying the warrants issued in this offering have not been registered under the Securities Act, or applicable state securities laws. During the year ended December 31, 2016, the holder of the Series A Preferred Stock had converted all 2,776.5 shares of preferred stock into 1,234,000 shares of Common Stock.

At each of March 31, 2017 and December 31, 2016, the Company had 100,000,000 and 100,000,000 authorized shares of Common Stock, $0.01 par value, respectively, of which 10,878,116 and 10,130,883 shares, respectively, were outstanding, and 9,997,223 and 9,997,223 authorized shares of Preferred Stock, $0.01 par value, respectively, of which 0 and 0 shares, respectively, are issued and outstanding. At each of March 31, 2017 and December 31, 2016, there were 0 shares of Common Stock underlying the outstanding shares of Series A Preferred Stock.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

7.	Warrants

At March 31, 2017, the following warrants were outstanding:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2016	2,852,736	$7.45	4.34
Outstanding at March 31, 2017	2,852,736	$7.45	4.10

All of the warrant agreements provide for a cashless exercise, whereby the number of warrants to be issued will be reduced by the number of shares which could be purchased from the proceeds of the exercise of the respective warrant. The outstanding warrants expire from 2020 through 2025.

8.	Equity Incentive Plan

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

The Company’s Board adopted the 2014 Equity Incentive Plan (the “2014 Plan”) and the Employee Stock Purchase Plan (the “ESPP”), and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. The maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP is 1,440,123 and 70,567 shares, respectively.

In January 2017, the number of shares of common stock issuable under the 2014 Plan automatically increased by 405,235 shares pursuant to the terms of the 2014 Plan, which additional shares are included in the total of 1,440,123 shares issuable under the 2014 Plan.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

8.	Equity Incentive Plan – (continued)

The following is a summary of stock option activity for the three months ended March 31, 2017 and 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (In Years)
Outstanding at December 31, 2016	1,509,711	$2.85	5.04
Granted	51,450	1.71	9.85
Exercised	(1,083)	1.70
Expired	(70,144)	2.16
Outstanding at March 31, 2017	1,489,934	$2.87	5.27
Exercisable at March 31, 2017	1,051,719	$2.75	4.49
Vested and Expected to Vest at March 31, 2017	1,051,719	$2.75	4.49

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

On January 31, 2017, the Board approved the grant of options to purchase 36,000 shares of its Common Stock to three consultants of the Company. On February 6, 2017, the Board approved the grant of options to purchase 15,450 shares of its Common Stock to three employees and the grant of 104,000 restricted shares to eight employees. All grants were pursuant to the 2014 Plan. In general, grants under the 2014 Plan vest 33.33% on the one-year anniversary of the grant date, and the remainder ratably over the 24-month period following the one-year anniversary.

For the quarters ended March 31, 2017 and 2016, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2017	2016

Risk-Free Interest Rate	1.82%	1.82%
Expected Life	9.20 years	7.00 years
Expected Volatility	174%	65%
Expected Dividend Yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the quarter ended March 31, 2017 and 2016 was $1.72 and $3.09, respectively.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

8.	Equity Incentive Plan – (continued)

The total stock-based compensation expense for employees and non-employees is included in the accompanying Condensed Consolidated Statements of Operations and as follows:

	Three Months Ended March 31,
	2017	2016
Research and Development	$164,932	$18,459
General and Administrative	111,969	94,901
	$276,901	$113,360

The fair value of options granted for the three months ended March 31, 2017 and March 31, 2016 was $22,862 and $375,747, respectively. As of March 31, 2017, and March 31, 2016, there is approximately $1,007,000 and $1,145,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted-average period of 1.61 and 3.00 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2017 and March 31, 2016 is approximately $1,181,000 and $1,562,000. The intrinsic value of stock options exercised during March 31, 2017 and March 31, 2016 was approximately $1,000 and $0, respectively.

At March 31, 2017, there were 350,961 options available under the 2014 Plan.

9.	Commitments and Contingencies

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

License Agreements

The Company is a party to six license agreements as described below. Four of the six license agreements require the Company to pay royalties or fees to the licensor based on Revenue related to the licensed technology, and the agreements with Valeant require Valeant to pay royalties to the Company based on revenue related to the licensed technology.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

9.	Commitments and Contingencies – (continued)

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

10.	Employee Benefit Plans

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contribution for the three months ended March 31, 2017 and 2016.

11.	Subsequent Events

On April 21, 2017, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission in anticipation of a possible future equity financing transaction. The Company cannot make any assurances as to the timing, size or other material terms of such transaction or if it will proceed with or complete such a transaction.

On April 12, 2017, the Company received a notice from NASDAQ notifying the Company that as of April 5, 2017, it was not in compliance with NASDAQ Listing Rule 5550(b)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has a period of 180 calendar days, or until October 2, 2017, to regain compliance.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 23 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 23, 2017. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Quarterly Report on Form 10-Q.

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company”. Jade Therapeutics, Inc., a wholly owned subsidiary of the Company, is referred to herein as “Jade”.

Business Overview

We are a clinical-stage specialty pharmaceutical company focused on developing and commercializing products using our two proprietary platform technologies, crosslinked thiolated carboxymethyl hyaluronic acid (“CMHA-S”) and iontophoresis drug delivery system for treating diseases and disorders of the eye. Our most advanced platform is based on a CMHA-S, a modified form of the natural polymer hyaluronic acid (“HA”), which is a gel that possesses unique physical and chemical properties such as hydrating and healing when applied to the ocular surface. We believe that the ability of CMHA-S to adhere longer to the ocular surface, resist degradation and protect the ocular surface makes it well-suited for treating various ocular surface injuries.

The EyeGate Ocular Bandage Gel (“OBG”) is an eye drop formulation of a CMHA-S hydrogel capable of coating the ocular surface and designed to resist degradation under conditions present in the eye. This prolongs residence time of the bandage on the ocular surface, thereby addressing the limitations of current non-crosslinked hyaluronic acid formulations. Additionally, crosslinking allows the product’s viscosity to be modified to meet optimum ocular needs. The increased viscosity and non-covalent muco-adhesive interfacial forces improve residence time in the tear film, thus providing a coating that aids and promotes re-epithelization of the ocular surface via physical protection without any optical blur.

Hyaluronic acid is a naturally occurring polymer that is important in many physiological processes, including wound healing, tissue homeostasis, and joint lubrication. To create this hydrogel, the HA is modified to create CMHA that is then crosslinked together through the thiol groups to CMHA-S. Some products employ disulfide crosslinking while others utilize a Polyethylene Glycol Diacrylate, or PEGDA, crosslinker. Crosslinking slows degradation of the HA backbone and provides a matrix for incorporating therapeutic agents. Variations in the number of thiols per molecule, the molecular weight of the polymer, the concentration of the polymer, the type of crosslinking, and incorporation of active ingredients, provides a highly versatile platform that can be tailored to a specific application and formulated as eye drops, gels, or films.

Our first CMHA-S-based product candidate, the EyeGate OBG, is a topically applied 0.75% CMHA-S eye drop formulation that has completed its first-in-man clinical trial. Preclinical studies suggest that the specific CMHA-S chemical modification comprising the EyeGate OBG creates a favorable set of attributes, including prolonged retention time on the ocular surface, and a smooth continuous clear barrier without blur that can minimize mechanical lid friction, reduce repeat injury, and mechanically protect the ocular surface, allowing accelerated corneal re-epithelization. It is intended for the management of corneal epithelial defects and to accelerate re-epithelization of the ocular surface following surgery, infections, and other traumatic and non-traumatic conditions.

EyeGate OBG is being developed pursuant to a de novo 510(k) regulatory pathway for devices submitted for marketing clearance to the U.S. Food and Drug Administration, or FDA. We believe that EyeGate OBG is the first and only eye drop being developed in the U.S. to target acceleration of corneal re-epithelization. We anticipate initiating a second trial in the second quarter of 2017 for which we expect to report top-line data in late third quarter or early fourth quarter of 2017. Assuming positive results from this trial and a subsequent pivotal trial we expect to initiate in the second half of 2017 and to report topline data from in the first quarter of 2018, we plan to file de novo 510(k) and CE mark applications in the first half of 2018 with potential commercial launch in late 2018, initially targeting an estimated 160,000 to 240,000 photorefractive keratectomy, or PRK, procedures in the US annually.

The same crosslinked HA in EyeGate OBG is presently available commercially as a veterinary device indicated for use in the management of superficial noninfectious corneal ulcers. Manufactured by SentrX Animal Care and sold in the U.S. by Bayer Animal Health as Remend® Corneal Repair, the product has been used successfully for five years in dogs, cats and horses, without adverse effects. The composition of the veterinary product is identical to that of the EyeGate OBG. We have obtained a license from BioTime, Inc. for the exclusive worldwide right to commercialize CMHA-S for ophthalmic treatments in humans. We paid BioTime $50,000, and are required to pay royalties to BioTime based on revenue relating to any product incorporating the CMHA-S technology. Our license agreement expires when patent protection for the CMHA-S technology lapses, which is expected to occur in the U.S. in 2027. We do not have the rights to the CMHA-S platform for animal health or veterinary medicine.

Our first product candidate from our second platform is EGP-437, a reformulated topically active corticosteroid, dexamethasone phosphate, delivered into the ocular tissues through our proprietary innovative iontophoresis drug delivery system, the EyeGate® II Delivery System. The EyeGate® II Delivery System features a compact and easy-to-use device that we believe has the potential to deliver drugs non-invasively and quickly into the ocular tissues through the use of iontophoresis, which can accelerate the onset of action, dramatically reduce dosing frequency compared to regular eye drops, and sustain the duration of therapeutic effect. Iontophoresis employs the use of a low electrical current that promotes the migration of a charged drug substance across biological membranes. The EyeGate® II Delivery System is easy-to-use, taking only a few minutes to deliver medication. More than 2,400 treatments have been administered to date using our EyeGate® II Delivery System in clinical trials. EGP-437 is currently in clinical development for the treatment of various inflammatory conditions of the eye. Current programs include the treatment of ocular inflammation and pain in post-surgical cataract patients, with a planned Phase 2b trial expected to commence in the second quarter of 2017 and the treatment of uveitis, a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body, with a Phase 3 trial currently enrolling. We expect to report top-line data from the cataract surgery trial by the end of 2017, and for the uveitis trial in the first quarter of 2018.

EGP-437 is being developed pursuant to a new drug application, or NDA, under the Section 505(b)(2) pathway, which enables an applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its NDA. In the case of EGP-437, the existing reference product is dexamethasone eye drops. Based on guidance provided by the FDA, we believe that if the planned confirmatory Phase 3 trial of EGP-437 in anterior uveitis meets non-inferiority criteria, the results of that trial, along with data from our previously completed Phase 3 trial in anterior uveitis, will be sufficient to support a NDA filing in the first half of 2018. We also believe, based on guidance provided by the FDA, that the design of the ongoing confirmatory Phase 3 anterior uveitis trial is acceptable and that the nonclinical work completed to date is sufficient to support a NDA filing.

Medical products containing a combination of new drugs, biological products, or medical devices may be regulated as “combination products” in the U.S. A combination product generally is defined as a product comprised of components from two or more regulatory categories, such as drug/device, device/biologic, or drug/biologic. Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic, or device. In order to facilitate premarket review of combination products, the FDA designates one of its centers to have primary jurisdiction for the premarket review and regulation of both components. We expect that the Center for Drug Evaluation and Research will have primary jurisdiction over our EGP-437 combination product. The determination whether a product is a combination product or two separate products is made by the FDA on a case-by-case basis. We have had discussions with the FDA about the status of our EGP-437 combination product as a combination product and we have been advised that the FDA considers our product a combination drug/device.

We have entered into two exclusive global license agreements with subsidiaries of Valeant Pharmaceuticals International, Inc. (“Valeant”), through which we have granted Valeant exclusive, worldwide commercial and manufacturing rights to the combination of our EyeGate® II Delivery System and our EGP-437 product in the fields of uveitis and ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients, as well as a right of last negotiation to license the combination product for other indications. We are responsible for the clinical development of the product in the U.S. for the indications licensed, together with the costs associated therewith. Valeant has the right to develop the product in the fields outside of the U.S. and has agreed to fund 100% of any costs associated therewith.

Throughout our history, we have not generated significant revenue. We have never been profitable and, from December 26, 2004 (inception) through March 31, 2017, and our losses from operations have aggregated $81.5 million. Our Net Loss was approximately $2.9 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our EGP-437 Product for the treatment of uveitis as well as other indications, and the EyeGate OBG, our lead product candidate for corneal epithelial defects, and any other product candidates we advance to clinical development. If we obtain regulatory approval for the EGP-437 Product for the treatment of uveitis, or any other indication, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of the EGP-437 Product, including sales, marketing and distribution functions. Likewise, if we obtain regulatory approval for the EyeGate OBG, we expect to incur additional significant sales, marketing and distribution expenses.

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

Financial Overview

Revenues

To date, we have recognized Collaboration Revenue from several U.S. government grants made to Jade for ocular therapeutic research (collectively, the “U.S. Government Grants”). While we receive cash amounts from Valeant as progress payments toward milestones, these are not yet recorded as Revenue. See Note 2, “Significant Accounting Policies”. We expect to continue to incur significant operating losses as we fund research and clinical trial activities relating to our ocular therapeutic assets, consisting of EGP-437, our iontophoretic delivery technology, and our CMHA-S-based products. There can be no guarantee that the losses incurred to fund these activities will succeed in generating revenue.

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

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts, and interest expense incurred on our outstanding financing arrangements.

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

Stock-Based Compensation

We have issued options to purchase our common stock and restricted shares. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service/vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility.

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

Revenue Recognition

The Valeant Agreements entitle us to initial up-front payments, which we received in 2015 and 2017, and recorded as Deferred Revenue on our Balance Sheet, as well as certain additional payments, based on R&D progress and paid over several years. Under the Valeant Agreements, there are R&D Milestones, or deliverables, for which we receive additional payments. We receive payments both when we cross certain thresholds on the path to each Milestone (each, a “Progress Payment”), as well as once we finally achieve each Milestone. We are entitled to retain all of these payments once received. We defer all Progress Payments and capitalize these payments on our Balance Sheet as Deferred Revenue, and we recognize these payments as Revenue once we achieve the Milestone to which the Progress Payment relates. The upfront payments are recognized as Revenue ratably as we complete each of the R&D Milestones, the amount recognized being the amount of the upfront payment times the percentage represented by the proportionate share of fair value of each Milestone relative to the total fair value of the all the R&D Milestones. Accordingly, the Deferred Revenue account on our Balance Sheet is reduced as Revenue is recognized in our Statement of Operations.

We receive U.S. Government Grant funds from two sources: the U.S. Department of Defense (“DoD”) and the National Science Foundation (“NSF”). We are paid by the DoD after we perform specified, agreed-upon research, and we record these grant funds as Revenue as we perform the research. We are generally paid by the NSF every six months, before we perform specified, agreed-upon research. The NSF funds are recorded on the Balance Sheet as Deferred Revenue when invoiced, and recognized as Revenue ratably as the research is performed, typically over a six-month period.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering, (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations

Comparison of Three Months ended March 31, 2017 and 2016

The following table summarizes the results of our operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
Collaboration Revenue	$184,532	$-	$184,532
Operating Expenses:
Research and Development	(1,815,000)	(913,972)	(901,028)
General and Administrative	(1,289,144)	(1,528,778)	239,634
Total Operating Expenses	(3,104,144)	(2,442,750)	(661,394)
Other (Expense) Income, Net:	(42)	317	(359)
Net Loss	$(2,919,654)	$(2,442,433)	$(477,221)

Collaboration Revenue. Collaboration Revenue was $0.185 million for the three months ended March 31, 2017, compared to $0 million for the three months ended Mach 31, 2016, reflecting the Jade Acquisition and the accompanying Collaboration Revenue we now generate from the U.S. Government Grants.

Research and Development Expenses.  Research and Development Expenses were $1.815 million for the three months ended March 31, 2017, compared to $0.914 million for the three months ended March 31, 2016. The increase of $0.901 million was primarily due to an increase in clinical and other activity related to the development of and clinical trial for the EyeGate OBG, research expenses attributable to the Company’s EGP-437-based and CMHA-S-based product pipelines, as well as increases in payroll related costs as a result of the Jade Acquisition.

General and Administrative Expenses.  General and Administrative Expenses were $1.289 million for the three months ended March 31, 2017, compared to $1.529 million for the three months ended March 31, 2016. The decrease of $0.240 million was due to decreases in professional fees for costs incurred during the first quarter of 2016 related to the Jade Acquisition, partially offset by increases in payroll, office and other expenses as company operations have expanded with the acceleration in clinical activity related to the EGP-437 Phase 3 trials for the treatment of anterior uveitis, the Phase 1b/2a trial for post-cataract surgery inflammation and pain, and the clinical trial for the EyeGate OBG, as well as the expansion of operations following the Jade Acquisition.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from three registered offerings of our Common Stock and convertible preferred stock, payments from our Valeant License Agreements and the U.S. Government Grants, and sales through our At The Market Offering Agreement. From inception through March 31, 2017, we have raised a total of $75.709 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $9.0 million in payments received under our license agreements and U.S. Government Grants.

On July 9, 2015, we received the initial $1.0 million upfront payment from Valeant as provided under the Valeant Agreement related to our EGP-437 Product in the field of anterior uveitis. On February 21, 2017, we received the initial $4.0 million upfront payment from Valeant as provided under the New Valeant Agreement related to our EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients. Through March 31, 2017, we have received cash payments of $8.225 million under the Valeant Agreements, which are presented as Deferred Revenue on our Condensed Consolidated Balance Sheet.

In March 2016, we issued approximately 690,000 shares of Common Stock, and paid approximately $0.300 million in cash, to fund the Jade Acquisition.

On May 24, 2016, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at the market equity program under which we can from time to time offer and sell up to 1,319,289 shares of its Common Stock through the Sales Agent. Effective as of June 26, 2016, we halted indefinitely all future offers and sales of our Common Stock pursuant to the ATM Agreement. On June 30, 2016, we closed on the sale of our equity securities in connection with a registered direct offering, described below, and as a result, we were restricted from issuing any shares pursuant to the ATM Agreement for a period of 90 days following June 30, 2016. This restriction lapsed on September 28, 2016. As of December 31, 2016, we had not sold any shares of Common Stock pursuant to the ATM Agreement. On February 21, 2017, we authorized the Sales Agent to restart sales under the ATM Agreement for maximum aggregate proceeds of up to $3,285,798. During the first quarter of 2017, we sold 642,150 shares of common stock under this agreement for total net proceeds to us from this offering, after deducting the placement agent fees and offering expenses, of approximately $1.8 million.

On June 30, 2016, we issued 441,000 shares of Common Stock and 2,776.5 shares Series A Preferred Stock, along with a concurrent private placement of warrants, with total gross proceeds of approximately $3.77 million, in a registered direct offering (the “Offering”). We received net proceeds from the Offering, after deducting the placement agent fees and Offering expenses, of approximately $3.4 million. As of December 31, 2016, the holder of the Series A Preferred Stock had converted all 2,776.5 shares of Series A Preferred Stock into an aggregate of 1,234,000 shares of Common Stock.

At March 31, 2017, we had cash and cash equivalents totaling $5,437,671.

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net Cash Used in Operating Activities	$(18,601)	$(1,353,503)
Net Cash Provided by Investing Activities	-	175,746
Net Cash Provided by Financing Activities	1,822,612	-

Comparison of Three Months Ended March 31, 2017 and 2016

Operating Activities. Net cash used in operating activities was $0.019 million for the three months ended March 31, 2017, compared to $1.354 million for the three months ended March 31, 2016. The primary use of Cash was to fund operating losses of $2.920 million in 2017, offset by the positive impact of receiving cash payments from Valeant of $4.000 million and the U.S. Government, some of which is classified as Deferred Revenue on the Condensed Consolidated Balance Sheet, and some of which is included in Collaboration Revenue in the Condensed Consolidated Statement of Operations.

Investing Activities. There was no net cash provided by investing activities for the three months ended March 31, 2017, compared to $0.176 million for the three months ended March 31, 2016. On March 7, 2016, we acquired Jade Therapeutics, Inc., a Common Stock and Cash transaction that required the use of $0.186 million in cash (net of cash acquired).

Financing Activities. We received approximately $1.8 million in cash from financing activities for the three months ended March 31, 2017, mainly due to net proceeds received from sales under our ATM Agreement.

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

Based on our cash on hand at March 31, 2017 and cash we expect to receive over the remainder of 2017, we believe we will have sufficient cash to fund planned operations for approximately five months. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we completed the IPO, follow-on, registered direct offering, and sales under the ATM Agreement, additional capital may not be available on terms favorable to EyeGate, if at all. On May 6, 2016, the SEC declared effective our registration statement on Form S-3, registering a total of $100,000,000 of our securities for sale to the public in what is known as a “shelf offering”. On April 21, 2017, we filed a registration statement on Form S-1 with the Securities and Exchange Commission in anticipation of a possible future equity financing transaction. We do not know if our future offerings pursuant to our shelf registration statement will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as or March 31, 2017.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2017:

	Total	Less than 1 year	1-3 years	More than 3 years
Leases (1)	$224,385	$143,853	$80,532	$-
Licensing Agreement (2)	62,500	12,500	25,000	25,000
Purchase Obligations (3)	1,690,405	1,690,405	-	-
Total (4)	$1,977,290	$1,846,758	$105,532	$25,000

(1)	Lease obligations reflect our obligation to make payments in connection with operating leases for our office space and capital leases with respect to laboratory equipment.
(2)	Licensing Agreement obligations represent our commitments under license agreements, including those made by us under our license agreements with the University of Miami School of Medicine and the University of Utah Research Foundation.
(3)	Purchase Obligations relate to a Master Service Agreement with a contract research organization (“CRO”). The CRO will provide clinical research services for Phase 3 trials in patients with non-infectious anterior segment uveitis.
(4)	This table does not include (a) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our President and Chief Executive Officer and our Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer and our Interim Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Accounting and Reporting

Our management, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the first quarter ended March 31, 2017. Management concluded that no changes to our internal control over financial accounting and reporting occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

While we are not currently a party to any legal proceedings, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.

Item 1A.    Risk Factors.

 In addition to the risk factor below, Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017, contains risk factors identified by the Company. Except for the risk factor below, there have been no material changes to the risk factors we previously disclosed. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

We are not in compliance with NASDAQ’s continued listing requirements. If we are unable to comply with those listing requirements, our common stock could be delisted which would have a materially adverse effect on the market liquidity of our comment stock.

On April 12, 2017, we received a notice from NASDAQ that we were not in compliance with its continued listing requirements set forth in NASDAQ’s Marketplace Rule 5550(b) because (i) we did not have a minimum required stockholders’ equity of $2.5 million, (ii) the market value of our listed securities (“MVLS”) was less than $35 million, and (iii) we did not have net income from continuing operations in the latest fiscal year or in two of the last three fiscal years. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until October 2, 2017, to regain compliance. To regain compliance, at any time during the 180 calendar day-compliance period, our MVLS must be $35 million or more for a minimum of 10 consecutive business days or we must have stockholders’ equity of at least $2.5 million.

In the event that we do not regain compliance with these listing requirements prior to the expiration of the compliance period, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to NASDAQ’s appeal procedures.

A delisting of our common stock would have a materially adverse effect on the market liquidity of our common stock and, as a result, the market price for our common stock could become more volatile. Further, a delisting also could make it more difficult for us to raise additional capital.

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

Date: May 5, 2017	By:	/s/ Stephen From
President and Chief Executive Officer (Principal executive officer)

Date: May 5, 2017	By:	/s/ Sarah Romano
Interim Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit

10.1#(1)	Offer Letter, dated as of February 1, 2017, by and between the Registrant and Sarah Romano.

10.2(2)	License Agreement, dated February 21, 2017, by and among the Registrant, EyeGate Pharma S.A.S., a wholly-owned subsidiary of the Registrant and Valeant Pharmaceuticals Ireland.

31.1**	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed February 6, 2017) and incorporated by reference thereto.
(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed February 23, 2017) and incorporated by reference thereto.

