Form 10-Q
period 2017-06-30
EYEGATE PHARMACEUTICALS INC
filed 2017-08-04
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

☐   Yes     ☒   No

At August 2, 2017, there were 17,204,778 shares of the registrant’s common stock outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2017

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

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$11,763,137	$3,635,224
Grant Fees Receivable	146,078	37,349
Prepaid Expenses and Other Current Assets	519,559	464,981
Current Portion of Refundable Tax Credit Receivable	17,708	16,484
Total Current Assets	12,446,482	4,154,038
Property and Equipment, Net	28,967	38,040
Restricted Cash	45,000	45,000
Goodwill and In-Process R&D	5,438,210	5,438,210
Other Assets	354,772	55,314
Total Assets	$18,313,431	$9,730,602
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$970,912	$1,412,128
Accrued Expenses	1,166,452	1,670,930
Deferred Revenue	8,861,400	4,225,000
Total Current Liabilities	10,998,764	7,308,058
Non-Current Liabilities:
Contingent Consideration	1,210,000	1,210,000
Deferred Tax Liability	1,525,896	1,525,896
Long-Term Portion of Capital Lease Obligation	9,746	16,069
Total Non-Current Liabilities	2,745,642	2,751,965
Total Liabilities	13,744,406	10,060,023
Commitments and Contingencies (Note 8)
Stockholders’ Equity (Deficit):
Preferred Stock, $0.01 par value: 9,995,828 and 9,997,223 shares authorized at June 30, 2017 and December 31, 2016, respectively; 3,750 designated Series A, 0 shares issued and outstanding at June 30, 2017 and December 31, 2016; 10,000 designated Series B, 600 and 0 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	6	-
Common Stock, $0.01 par value: 100,000,000 shares authorized; 17,204,778 and 10,130,883 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	172,048	101,309
Additional Paid-In Capital	89,177,942	78,106,645
Accumulated Deficit	(84,845,255)	(78,598,738)
Stockholder Note Receivable	(58,824)	(58,824)
Accumulated Other Comprehensive Income	123,108	120,187
Total Stockholders’ Equity (Deficit)	4,569,025	(329,421)
Total Liabilities and Stockholders’ Equity (Deficit)	$18,313,431	$9,730,602

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Collaboration Revenue	$148,290	$234,600	$332,822	$234,600
Operating Expenses:
Research and Development	(2,262,193)	(2,481,534)	(4,077,193)	(3,395,506)
General and Administrative	(1,212,891)	(1,579,155)	(2,502,035)	(3,107,933)
Total Operating Expenses	(3,475,084)	(4,060,689)	(6,579,228)	(6,503,439)
Operating Loss	(3,326,794)	(3,826,089)	(6,246,406)	(6,268,839)
Other (Expense) Income, Net:
Interest Income	236	2,808	497	3,125
Interest Expense	(305)	-	(608)	-
Total Other (Expense) Income, Net	(69)	2,808	(111)	3,125
Net Loss	$(3,326,863)	$(3,823,281)	$(6,246,517)	$(6,265,714)
Net Loss per Common Share- Basic and Diluted	$(0.28)	$(0.46)	$(0.55)	$(0.77)
Weighted Average Shares Outstanding- Basic and Diluted	12,067,187	8,374,518	11,266,233	8,110,567

Other Comprehensive Loss:
Foreign Currency Translation Adjustments	2,856	(496)	2,921	(1,059)
Comprehensive Loss	$(3,324,007)	$(3,823,777)	$(6,243,596)	$(6,266,773)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Six Months Ended June 30, 2017

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid In	Stockholders’ Notes	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity (Deficit)

Balance at December 31, 2016	-	$-	10,130,883	$101,309	$78,106,645	$(58,824)	$120,187	$(78,598,738)	$(329,421)

Stock-Based Compensation					512,141				512,141

Issuance of Common Stock in Offerings, Net of Offering Costs of $1,086,736			5,978,817	59,788	8,551,895				8,611,683

Issuance of Series B Preferred Stock, Net of Offering Costs of $246,333	1,995	20			1,977,480				1,977,500

Conversion of Series B Preferred Stock	(1,395)	(14)	930,000	9,300	(9,286)				-

Exercise of Common Stock Options			61,078	611	40,107				40,718

Issuance of Restricted Stock			104,000	1,040	(1,040)				-

Foreign Currency Translation Adjustment							2,921		2,921

Net Loss								(6,246,517)	(6,246,517)

Balance at June 30, 2017	600	$6	17,204,778	$172,048	$89,177,942	$(58,824)	$123,108	$(84,845,255)	$4,569,025

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net Loss	$(6,246,517)	$(6,265,714)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	9,072	245
Stock-Based Compensation	512,141	237,404
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	(353,618)	(143,622)
Refundable Tax Credit Receivable	198	(2,092)
Grant Receivable	(108,729)	861,516
Other Assets	(418)	(6,506)
Accounts Payable	(441,216)	533,766
Deferred Revenue	4,636,400	655,823
Accrued Expenses	(504,478)	100,637
Net Cash Used in Operating Activities	(2,497,165)	(4,028,543)

Investing Activities
Acquisition of Jade (Net of Cash Acquired)	-	185,746
Restricted Cash	-	(25,000)
Net Cash Provided by Investing Activities	-	160,746

Financing Activities
Proceeds from Stock Offerings	11,922,252	3,768,750
Stock Issuance Costs	(1,333,069)	(323,814)
Exercise of Common Stock Options	40,718	56,206
Equipment Financing Payments	(6,323)	-
Net Cash Provided by Financing Activities	10,623,578	3,501,142
Effect of Exchange Rate Changes on Cash	1,500	(1,059)
Net Increase (Decrease) in Cash	8,127,913	(367,714)
Cash, Beginning of Period	3,635,224	8,394,133
Cash, End of Period	$11,763,137	$8,026,419
Supplemental Disclosure of Noncash Investing and Financing Activities
Conversion of Preferred Stock into Common Stock	$9,300	$-
Issuance of Common Stock to Acquire Jade Therapeutics, Inc.	$-	$2,470,005
Contingent Liability in Connection with the Jade Acquisition	$-	$1,210,000

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

On June 30, 2016, the Company completed a registered direct offering of 441,000 shares of Common Stock and 2,776.5 shares of Series A Preferred Stock (convertible into 1,234,000 shares of Common Stock), along with a concurrent private placement of warrants to purchase Common Stock. The total net proceeds to the Company from this offering, after deducting the placement agent fees and offering expenses, were approximately $3.4 million. The warrants were initially exercisable on December 30, 2016, and expire on December 30, 2021. On February 21, 2017, the Company authorized the restart of sales under the At The Market Offering Agreement between the Company and H.C. Wainwright & Co., LLC (the “ATM Agreement”) and subsequently sold 642,150 shares of Common Stock during the first quarter of 2017. No shares of Common Stock were sold pursuant to the ATM Agreement during the second quarter of 2017. The total net proceeds to the Company from this offering, after deducting the placement agent fees and offering expenses, were approximately $1.8 million. On June 14, 2017, the Company completed a public offering of 5,336,667 shares of Common Stock and 1,995 shares of Series B Preferred Stock (convertible into 1,330,000 shares of Common Stock), along with warrants to purchase 6,666,667 shares of Common Stock. The total net proceeds to the Company from the offering, after deducting the placement agent fees and offering expenses, were approximately $8.8 million. The warrants became exercisable upon issuance, and expire on June 14, 2022. See Note 5, “Capital Stock”.

Effective July 31, 2015, the Company’s Common Stock began trading on The Nasdaq Capital Market under the symbol “EYEG”.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2017, EyeGate had Cash and Cash Equivalents of $11,763,137, and an Accumulated Deficit of $84,845,255. EyeGate has incurred losses and negative cash flows since inception, and future losses are anticipated. The Company anticipates having sufficient cash to fund planned operations for approximately nine months, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although the Company successfully completed its IPO, a follow-on offering, a registered direct offering, a public offering, and sales under the ATM Agreement, additional capital may not be available on terms favorable to EyeGate, if at all. On May 6, 2016, the SEC declared effective EyeGate’s registration statement on Form S-3, registering a total of $100,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings pursuant to its shelf registration statement will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, EyeGate Pharma S.A.S. and Jade, collectively referred to as “the Company”. All inter-company balances and transactions have been eliminated in consolidation. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or eliminated. Accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual financial statements of the Company as of and for the year ended December 31, 2016.

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

In-process Research and Development

The Company records in-process R&D projects acquired in business combinations that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and annually evaluates this asset for impairment until the R&D process has been completed or abandoned. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At June 30, 2017, the Company had recorded $3,912,314 as in-process R&D in connection with the Jade Acquisition on the balance sheet. As of June 30, 2017, the Company determined that there were no indications of impairment.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

2.	Summary of Significant Accounting Policies - (continued)

Related Party Transactions

The Company has entered into certain related-party transactions, making payments for services to two vendors, eight consultants and a public university, all of whom also are stockholders of the Company. These transactions generally are ones that involve a stockholder or option holder of the Company to whom we also make payments during the year, typically as a consultant or a service provider. The amounts recorded or paid are not material to the accompanying Condensed Consolidated Financial Statements.

Net Loss per Share

The computation of Net Loss per Common Share - Basic and Diluted, is based on the weighted-average number of shares outstanding of Common Stock. In computing diluted loss per share, no effect has been given to the shares of common stock issuable upon the conversion or exercise of the following dilutive securities, as the Company’s net loss would make the effect anti-dilutive.

	June 30, 2017 (unaudited)	June 30, 2016 (unaudited)
Common Stock Warrants	9,519,403	2,852,736
Employee Stock Options	1,842,255	1,430,496
Preferred Stock	400,000	1,179,000
Total Shares of Common Stock Issuable	11,761,658	5,462,232

Fair Value of Financial Instruments

The carrying amounts of Accounts Receivable and Accounts Payable approximate their fair values due to the short-term nature of these financial instruments. As of June 30, 2017, and December 31, 2016, the fair value of the Company’s money market funds and contingent consideration was $750,928 and $1,210,000, and $1,500,882 and $1,210,000, respectively.

At June 30, 2017 and December 31, 2016, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

2.	Summary of Significant Accounting Policies - (continued)

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

On July 9, 2015, the Company entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”), through which the Company granted to Valeant an exclusive, worldwide commercial and manufacturing right to the Company’s EGP-437 Product in the field of anterior uveitis, as well as a right of last negotiation to license our EGP-437 Product for indications other than anterior uveitis (the “Valeant Agreement”). There are four principal R&D milestones under the Valeant Agreement: (i) the Phase 3 Clinical Trial, (ii) the Endothelial Cell Count Safety Trial (a trial to determine that treatment has not adversely affected a patient’s corneal endothelial cell density), (iii) the CMC Validation, and (iv) the New Drug Application, or “NDA”, filing with the FDA (collectively, the “Four Milestones”, and each individually, a “Milestone”). Under the Valeant Agreement, Valeant paid to the Company an initial upfront payment, and the Company is eligible to receive certain other payments, upon and subject to the achievement of certain specified development and commercial progress of the EGP-437 Product for the treatment of anterior uveitis. The Company received the initial up-front payment in 2015, which it recorded as Deferred Revenue on its Condensed Consolidated Balance Sheet, and later in 2015 began receiving certain additional payments, based on R&D progress, to continue over several years. The Company receives payments both when it crosses certain thresholds on the way to each Milestone (each, a “Progress Payment”), as well as once it achieves each Milestone. The Company is entitled to retain all of these payments. The Company defers each Progress Payment, capitalizes each payment on its Condensed Consolidated Balance Sheet as Deferred Revenue, and recognizes these payments in the aggregate as Revenue once it achieves the Milestone to which the Progress Payment relates. The Company recognizes the initial upfront payment as Revenue ratably as it completes each of the Four Milestones, the amount recognized being the total upfront payment times the percentage represented by the proportionate share of fair value of each Milestone relative to the total fair value of all Milestones. Accordingly, the Deferred Revenue account on the Condensed Consolidated Balance Sheet is reduced as Revenue is recognized in the Condensed Consolidated Statement of Operations. Due to longer enrollment time, the Company expects to begin recognizing Revenue with respect to the Valeant Agreement Progress Payments in the first half of 2018.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

2.	Summary of Significant Accounting Policies - (continued)

On February 21, 2017, the Company entered into another exclusive, worldwide licensing agreement with a subsidiary of Valeant (the “New Valeant Agreement”), through which the Company granted Valeant exclusive, worldwide commercial and manufacturing rights to its EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients (the “New Field”). Under the New Valeant Agreement, Valeant paid the Company an initial upfront payment of $4.0 million, and the Company is eligible to receive milestone payments totaling up to approximately $99.0 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Product for the New Field. In the second quarter of 2017, the Company received the first milestone payment of $0.636 million. In accordance with its revenue recognition policy, the initial upfront payment and milestone payment have been recorded as Deferred Revenue. The Company expects to begin recognizing Revenue with respect to the New Valeant Agreement Progress Payments in 2017. In addition, the Company is eligible under the New Valeant Agreement to receive royalties based on a specified percent of net sales of its EGP-437 Product for the New Field throughout the world, subject to adjustment in certain circumstances.

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

The DoD and NSF have each committed to grant funds to Jade for specified ocular therapeutic research activities (together, the “U.S. Government Grants”) to be conducted through 2017, of which grants approximately $0.221 million remain to be funded. The Company recognizes grant funds as Revenue when it performs the activities specified by the terms of the grant and is entitled to the funds.

Recent Accounting Pronouncements

In November 2016, FASB issued ASU No. 2016-18, Restricted Cash, which clarifies guidance and presentation related to restricted cash in the statement of cash flows, including stating that restricted cash should be included within cash and cash equivalents on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively. The Company did not elect to adopt this standard early and is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and the right-to-use assets, which are asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company does not expect to early adopt this standard and currently has leases (see Note 8) that will be in place at the effective date. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

3.	Property and Equipment

Property and equipment at June 30, 2017 (unaudited) and December 31, 2016 consists of the following:

	Estimated Useful Life (Years)	June 30, 2017	December 31, 2016
Laboratory Equipment	7	$42,576	$42,576
Less: Accumulated Depreciation		13,609	4,536
		$28,967	$38,040

Depreciation expense was $4,536 and $161 for the three-month periods ended June 30, 2017 and 2016, respectively, and $9,072 and $245 for the six-month periods ended June 30, 2017 and 2016, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2017 (unaudited)	December 31, 2016
Payroll and Benefits	$458,393	$668,802
Clinical Trials	425,827	770,158
Professional Fees	258,887	174,342
Short-Term Portion of Capital Lease Obligation	12,645	12,645
Consulting	10,700	44,983
Total Accrued Expenses	$1,166,452	$1,670,930

5.	Capital Stock

On May 24, 2016, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at the market equity program under which the Company can from time to time offer and sell up to 1,319,289 shares of its Common Stock through the Sales Agent. Effective June 26, 2016, the Company halted indefinitely all future offers and sales of its Common Stock pursuant to the ATM Agreement. On June 30, 2016, the Company closed on the sale of its equity securities in connection with a registered direct offering, described below, and as a result, the Company was restricted from issuing any shares pursuant to the ATM Agreement for a period of 90 days following the close of the ATM Agreement. This restriction lapsed on September 28, 2016. On February 21, 2017, the Company authorized the Sales Agent to restart sales under the ATM Agreement for maximum aggregate gross proceeds of up to $3,285,798. During the first quarter of 2017, the Company sold 642,150 shares of Common Stock under this agreement for total net proceeds to the Company from this offering, after deducting the placement agent fees and offering expenses, of approximately $1.8 million. No shares of Common Stock were sold pursuant to the ATM Agreement during the second quarter of 2017. On June 14, 2017, the Company closed on the sale of its equity securities in connection with a public offering, described below, and as a result, the Company is restricted from issuing any shares pursuant to the ATM Agreement for a period of twenty-four months following the closing date of the offering. However, this restriction is suspended for any sale of shares of Common Stock under the ATM Agreement that is above $3.00 per share.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

5.	Capital Stock - (continued)

On June 14, 2017, the Company completed a public offering of 5,336,667 shares of Common Stock and 1,995 shares of Series B Preferred Stock (convertible into 1,330,000 shares of Common Stock), along with warrants to purchase 6,666,667 shares of Common Stock. Concurrently with the closing of the public offering, a holder elected to convert 675 shares of Series B Preferred Stock into 450,000 shares of Common Stock. Subsequently, on June 15, 2017, a holder converted 720 shares of Series B Preferred stock into 480,000 shares of Common Stock. The total net proceeds to the Company from the offering, after deducting the placement agent fees and offering expenses, were approximately $8.8 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series B Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $1.50 per share, which totaled warrants to purchase an aggregate 6,666,667 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on June 14, 2022, five years following the date of issuance.

At each of June 30, 2017 and December 31, 2016, the Company had 100,000,000 and 100,000,000 authorized shares of Common Stock, $0.01 par value, respectively, of which 17,204,778 and 10,130,883 shares, respectively, were outstanding. At each of June 30, 2017 and December 31, 2016, the Company had 9,995,828 and 9,997,223 authorized shares of Preferred Stock, $0.01 par value, respectively, of which 3,750 shares were designated as Series A Preferred Stock, and 0 and 0 shares, respectively, are issued and outstanding, and 10,000 shares were designated as Series B Preferred Stock, and 600 and 0 shares respectively, are issued and outstanding. At each of June 30, 2017 and December 31, 2016, there were 0 shares of Common Stock underlying the outstanding shares of Series A Preferred Stock, and 400,000 and 0 shares of Common Stock underlying the outstanding shares of Series B Preferred Stock, respectively.

6.	Warrants

At June 30, 2017, the following warrants were outstanding:

	Number of Awards		Weighted Average Exercise Price		Weighted Average Remaining Term in Years
Outstanding at December 31, 2016	2,852,736		$7.45		4.26
Issued	6,666,667	[1]	1.50	[2]	4.96
Outstanding at June 30, 2017	9,519,403		$3.28		4.75

1	Consists of 6,666,667 warrants to purchase 6,666,667 shares of Common Stock issued in connection with the Company’s public offering on June 14, 2017.
2	Warrant exercise price for a full share of Common Stock.

All of the warrant agreements provide for a cashless exercise in the event a registration statement covering the issuance of the shares of common stock underlying the warrants is not effective, whereby the number of warrants to be issued will be reduced by the number of shares which could be purchased from the proceeds of the exercise of the respective warrant. The outstanding warrants expire from 2020 through 2025.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

7.	Equity Incentive Plan

In 2005, the Company approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the granting of options, restricted stock or other stock-based awards to employees, officers, directors, consultants and advisors. During 2010, the maximum number of shares of Common Stock that may be issued pursuant to the 2005 Plan was increased to 891,222 shares. The Board of Directors (the “Board”) is responsible for administration of the 2005 Plan. The Company’s Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the par value per share.  Following adoption of the 2014 Equity Incentive Plan (the “2014 Plan”), no further grants were made under the 2005 Plan.

The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”), and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. As of June 30, 2017, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP is 1,690,123 and 170,567 shares, respectively.

In January 2017, the number of shares of common stock issuable under the 2014 Plan automatically increased by 405,235 shares pursuant to the terms of the 2014 Plan. Additionally, in June 2017, the number of shares of common stock issuable under the 2014 Plan was increased by 250,000 shares and issuable under the ESPP was increased by 100,000 shares, as approved by the Company’s Stockholders. These additional shares are included in the total of 1,690,123 shares issuable under the 2014 Plan and 170,567 shares issuable under the ESPP.

The following is a summary of stock option activity for the six months ended June 30, 2017 and 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (In Years)
Outstanding at December 31, 2016	1,509,711	$2.85	5.04
Granted	465,950	1.45	9.89
Exercised	(61,078)	0.67
Expired	(72,328)	2.19
Outstanding at June 30, 2017	1,842,255	$2.62	5.77
Exercisable at June 30, 2017	1,098,113	$2.76	4.37
Vested and Expected to Vest at June 30, 2017	1,098,113	$2.76	4.37

Outstanding at December 31, 2015	1,277,367	$2.75	4.94
Granted	252,256	2.96	9.70
Exercised	(86,765)	0.65
Forfeited	(12,362)	3.93
Outstanding at June 30, 2016	1,430,496	$2.95	5.23
Exercisable at June 30, 2016	909,868	$2.84	4.38
Vested and Expected to Vest at June 30, 2016	909,868	$2.84	4.38

On January 31, 2017, the Board approved the grant of options to purchase 36,000 shares of its Common Stock to three consultants of the Company. On February 6, 2017, the Board approved the grant of options to purchase 15,450 shares of its Common Stock to three employees. On May 18, 2017, the Board approved the grant of options to purchase 63,000 shares to two employees and four consultants of the Company. On June 21, 2017, the Board approved the grant of options to purchase 350,000 shares to six members of the Board, six employees, and one consultant of the Company. On June 30, 2017, the Board approved the grant of options to purchase 1,500 shares to three employees of the Company.

On February 6, 2017, the Board approved the grant of 104,000 shares of restricted stock to eight employees.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

7.	Equity Incentive Plan - (continued)

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

All grants were issued pursuant to the 2014 Plan. In general, grants under the 2014 Plan vest 33.33% on the one-year anniversary of the grant date, and the remainder ratably over the 24-month period following the one-year anniversary.

For the six months ended June 30, 2017 and 2016, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2017	2016
Risk-Free Interest Rate	1.82%	1.82%
Expected Life	7.29 years	7.00 years
Expected Volatility	172%	65%
Expected Dividend Yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the six months ended June 30, 2017 and 2016 was $1.47 and $3.12, respectively.

The total stock-based compensation expense for employees and non-employees is included in the accompanying Condensed Consolidated Statements of Operations and as follows:

	Six Months Ended June 30,
	2017	2016
Research and Development	$107,994	$18,600
General and Administrative	404,147	218,804
	$512,141	$237,404

The fair value of options granted for the six months ended June 30, 2017 and June 30, 2016 was approximately $530,000 and $474,000, respectively. The fair value of restricted stock granted for the six months ended June 30, 2017 and June 30, 2016 was approximately $158,000 and $0, respectively. As of June 30, 2017 and June 30, 2016, there is approximately $1,295,000 and $1,099,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted-average period of 2.12 and 2.71 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2017 and June 30, 2016 is approximately $326,000 and $1,076,000, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2017 and June 30, 2016 was approximately $78,000 and $207,000, respectively.

At June 30, 2017, there were 186,461 options available under the 2014 Plan.

8.	Commitments and Contingencies

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

8.	Commitments and Contingencies - (continued)

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

9.	Employee Benefit Plans

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contribution for the six months ended June 30, 2017 and 2016.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 23 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on February 23, 2017. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Quarterly Report on Form 10-Q.

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company”. Jade Therapeutics, Inc., a wholly owned subsidiary of the Company, is referred to herein as “Jade”.

Business Overview

We are a clinical-stage specialty pharmaceutical company focused on developing and commercializing products for treating diseases and disorders of the eye. We accomplish this by leveraging our two proprietary platform technologies, crosslinked thiolated carboxymethyl hyaluronic acid (“CMHA-S”) and iontophoresis drug delivery system. Our platform is based on CMHA-S, a modified form of the natural polymer hyaluronic acid (“HA”), which is a gel that possesses unique physical and chemical properties such as hydrating and promoting wound healing when applied to the ocular surface. We believe that the ability of CMHA-S to adhere longer to the ocular surface, while hydrating and promoting wound healing, makes it well-suited for treating various ocular surface injuries.

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

EyeGate OBG is being developed pursuant to a de novo 510(k) regulatory pathway for devices submitted for marketing clearance to the U.S. Food and Drug Administration, or FDA. We believe that EyeGate OBG is the first and only eye drop being developed in the U.S. to target acceleration of corneal re-epithelization. We anticipate initiating a second trial in the third quarter of 2017, for which we expect to report top-line data in the fourth quarter of 2017. Assuming positive results from this trial and a subsequent pivotal trial we expect to initiate in the first quarter of 2018 and to report topline data from in the second quarter of 2018, we plan to file de novo 510(k) and CE mark applications in the third quarter of 2018 with potential commercial launch in 2019.

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

Our other product candidate from our second platform is EGP-437, a reformulated topically active corticosteroid, dexamethasone phosphate, delivered into the ocular tissues through our proprietary innovative iontophoresis drug delivery system, the EyeGate® II Delivery System. The EyeGate® II Delivery System features a compact and easy-to-use device that we believe has the potential to deliver drugs non-invasively and quickly into the ocular tissues through the use of iontophoresis, which can accelerate the onset of action, dramatically reduce dosing frequency compared to regular eye drops, and sustain the duration of therapeutic effect. Iontophoresis employs the use of a low electrical current that promotes the migration of a charged drug substance across biological membranes. The EyeGate® II Delivery System is easy-to-use, taking only a few minutes to deliver medication. More than 2,400 treatments have been administered to date using our EyeGate® II Delivery System in clinical trials. EGP-437 is currently in clinical development for the treatment of various inflammatory conditions of the eye. Current programs include the treatment of ocular inflammation and pain in post-surgical cataract patients, with a planned Phase 2b trial expected to commence in the third quarter of 2017, and the treatment of uveitis, a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body, with a Phase 3 trial currently enrolling. We expect to report top-line data from the cataract surgery trial by the end of 2017, and for the uveitis trial in the first quarter of 2018.

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

On April 12, 2017, we received a notice from NASDAQ notifying us that as of April 5, 2017, we were not in compliance with NASDAQ Listing Rule 5550(b)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had a period of 180 calendar days, or until October 2, 2017, to regain compliance. On June 14, 2017, we completed a public offering of our Common Stock, Series B Preferred Stock and warrants, with total net proceeds of approximately $8.8 million. As a result of that offering, we regained compliance with NASDAQ Listing Rule 5550(b)(1).

Throughout our history, we have not generated significant revenue. We have never been profitable, and from inception through June 30, 2017, our losses from operations have aggregated $84.8 million. Our Net Loss was approximately $6.2 million and $6.3 million for the six months ended June 30, 2017 and 2016, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our EGP-437 Product for the treatment of uveitis as well as other indications, and the EyeGate OBG, our lead product candidate for corneal epithelial defects, and any other product candidates we advance to clinical development. If we obtain regulatory approval for EyeGate OBG, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of EyeGate OBG including sales, marketing and distribution functions.

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

Substantially all of our research and development expenses to date have been incurred in connection with our EGP-437 Combination Product and the EyeGate OBG. We expect our research and development expenses to increase for the foreseeable future as we advance EGP-437 and EyeGate OBG through clinical development, including the conduct of our planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our EGP-437 Combination Product and EyeGate OBG. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

We may never succeed in achieving marketing approval for our product candidates.

The costs of clinical trials may vary significantly over the life of a project including, but not limited to, the following:

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

Stock-Based Compensation

We have issued options to purchase our common stock and restricted stock. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service/vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility.

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

Results of Operations

Comparison of Three Months ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016	Change
Collaboration Revenue	$148,290	$234,600	$(86,310)
Operating Expenses:
Research and Development	(2,262,193)	(2,481,534)	219,341
General and Administrative	(1,212,891)	(1,579,155)	366,264
Total Operating Expenses	(3,475,084)	(4,060,689)	585,605
Other (Expense) Income, Net:	(69)	2,808	(2,877)
Net Loss	$(3,326,863)	$(3,823,281)	$496,418

Collaboration Revenue. Collaboration Revenue was $0.148 million for the three months ended June 30, 2017, compared to $0.235 million for the three months ended June 30, 2016, reflecting the Collaboration Revenue we generate from the U.S. Government Grants in accordance with our contracted agreements.

Research and Development Expenses.  Research and Development Expenses were $2.262 million for the three months ended June 30, 2017, compared to $2.482 million for the three months ended June 30, 2016. The decrease of $0.219 million was primarily due to a decrease in clinical activity related to the EGP-437 Phase 3 trial for the treatment of anterior uveitis, partially offset by increases in activity related to the Phase 2b trial for post-cataract surgery inflammation and pain, the EyeGate OBG, and personnel related costs.

General and Administrative Expenses.  General and Administrative Expenses were $1.213 million for the three months ended June 30, 2017, compared to $1.579 million for the three months ended June 30, 2016. The decrease of $0.366 million was mainly due to lower corporate and professional fees incurred during the second quarter of 2017 as compared to the second quarter of 2016.

Comparison of Six Months ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Change
Collaboration Revenue	$332,822	$234,600	$98,222
Operating Expenses:
Research and Development	(4,077,193)	(3,395,506)	(681,687)
General and Administrative	(2,502,035)	(3,107,933)	605,898
Total Operating Expenses	(6,579,228)	(6,503,439)	(75,789)
Other (Expense) Income, Net:	(111)	3,125	(3,236)
Net Loss	$(6,246,517)	$(6,265,714)	$19,197

Collaboration Revenue. Collaboration Revenue was $0.333 million for the six months ended June 30, 2017, compared to $0.235 million for the six months ended June 30, 2016, reflecting the Jade Acquisition in the first quarter of 2016 and the accompanying Collaboration Revenue we generate from the U.S. Government Grants in accordance with our contracted agreements.

Research and Development Expenses.  Research and Development Expenses were $4.077 million for the six months ended June 30, 2017, compared to $3.396 million for the six months ended June 30, 2016. The increase of $0.682 million was primarily due to increases in activity related to the Phase 2b trial for post-cataract surgery inflammation and pain, the EyeGate OBG, and research expenses attributable to the Company’s EGP-437-based and CMHA-S-based product pipelines, as well as increases in personnel related costs, as a result of the expansion of operations following the Jade Acquisition in the first quarter of 2016. These increases were partially offset by a decrease in clinical activity related to the EGP-437 Phase 3 trial for the treatment of anterior uveitis.

General and Administrative Expenses.  General and Administrative Expenses were $2.502 million for the six months ended June 30, 2017, compared to $3.108 million for the six months ended June 30, 2016. The decrease of $0.606 million was due to decreases in corporate and professional fees, including costs incurred during the first quarter of 2016 related to the Jade Acquisition, partially offset by increases in personnel related costs.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from four registered offerings of our Common Stock and convertible preferred stock, payments from our Valeant License Agreements and the U.S. Government Grants, and sales through our At The Market Offering Agreement. From inception through June 30, 2017, we have raised a total of approximately $84.5 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $9.8 million in payments received under our license agreements and U.S. Government Grants.

On February 21, 2017, we received the initial $4.0 million upfront payment from Valeant as provided under the New Valeant Agreement related to our EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients. Through June 30, 2017, we have received cash payments of $8.861 million under the Valeant Agreements, which are presented as Deferred Revenue on our Condensed Consolidated Balance Sheet.

On May 24, 2016, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at the market equity program under which we can from time to time offer and sell up to 1,319,289 shares of its Common Stock through the Sales Agent. Effective as of June 26, 2016, we halted indefinitely all future offers and sales of our Common Stock pursuant to the ATM Agreement. On June 30, 2016, we closed on the sale of our equity securities in connection with a registered direct offering, described below, and as a result, we were restricted from issuing any shares pursuant to the ATM Agreement for a period of 90 days following June 30, 2016. This restriction lapsed on September 28, 2016. On February 21, 2017, we authorized the Sales Agent to restart sales under the ATM Agreement for maximum aggregate proceeds of up to $3,285,798. During the first quarter of 2017, we sold 642,150 shares of Common Stock under this agreement for total net proceeds to us from this offering, after deducting the placement agent fees and offering expenses, of approximately $1.8 million. We did not sell any shares of Common Stock pursuant to the ATM Agreement during the second quarter of 2017. On June 14, 2017, we closed on the sale of our equity securities in connection with a public offering, described below, and as a result, we are restricted from issuing any shares pursuant to the ATM Agreement for a period of twenty-four months following the closing date of the offering. However, this restriction is suspended for any sale of shares of Common Stock under the ATM Agreement that is above $3.00 per share.

On June 14, 2017, we completed a public offering of 5,336,667 shares of Common Stock and 1,995 shares of Series B Preferred Stock (convertible into 1,330,000 shares of Common Stock), along with warrants to purchase 6,666,667 shares of Common Stock. The total net proceeds to us from this offering, after deducting the placement agent fees and offering expenses, were approximately $8.8 million. As of June 30, 2017, a holder of the Series B Preferred Stock had converted 1,395 shares of Series B Preferred Stock into an aggregate of 930,000 shares of Common Stock.

At June 30, 2017, we had cash and cash equivalents totaling $11,763,137.

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Net Cash Used in Operating Activities	$(2,497,165)	$(4,028,543)
Net Cash Provided by Investing Activities	-	160,746
Net Cash Provided by Financing Activities	10,623,578	3,501,142

Comparison of Six Months Ended June 30, 2017 and 2016

Operating Activities. Net cash used in operating activities was $2.497 million for the six months ended June 30, 2017, compared to $4.029 million for the six months ended June 30, 2016. The primary use of Cash was to fund operating losses of $6.247 million in 2017, offset by the positive impact of receiving cash payments from Valeant of $4.636 million and the U.S. Government, some of which is classified as Deferred Revenue on the Condensed Consolidated Balance Sheet, and some of which is included in Collaboration Revenue in the Condensed Consolidated Statement of Operations.

Investing Activities. There was no net cash provided by investing activities for the six months ended June 30, 2017, compared to $0.161 million for the six months ended June 30, 2016. On March 7, 2016, we acquired Jade Therapeutics, Inc., a Common Stock and

Cash transaction that required the use of $0.186 million in cash (net of cash acquired).

Financing Activities. We received $10.624 million in cash from financing activities for the six months ended June 30, 2017, compared to $3.501 million for the six months ended June 30, 2016. This increase of $7.122 million was mainly due to net proceeds received from sales under our ATM Agreement of $1.824 million, as well as net proceeds received from our public offering of $8.765 million.

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

Based on our cash on hand at June 30, 2017 and cash we expect to receive over the remainder of 2017, we believe we will have sufficient cash to fund planned operations for approximately nine months. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we completed the IPO, follow-on, registered direct offering, public offering, and sales under the ATM Agreement, additional capital may not be available on terms favorable to EyeGate, if at all. On May 6, 2016, the SEC declared effective our registration statement on Form S-3, registering a total of $100,000,000 of our securities for sale to the public in what is known as a “shelf offering”. We do not know if our future offerings pursuant to our shelf registration statement will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2017:

	Total	Less than 1 year	1-3 years	More than 3 years
Leases (1)	$182,215	$118,266	$63,949	$-
Licensing Agreement (2)	257,500	52,500	105,000	100,000
Purchase Obligations (3)	2,007,308	2,007,308	-	-
Total (4)	$2,447,023	$2,178,074	$168,949	$100,000

(1)	Lease obligations reflect our obligation to make payments in connection with operating leases for our office space and capital leases with respect to laboratory equipment.
(2)	Licensing Agreement obligations represent our commitments under license agreements, including those made by us under our license agreements with the University of Miami School of Medicine, the University of Utah Research Foundation, and BioTime.
(3)	Purchase Obligations relate to a Master Service Agreement with a contract research organization (“CRO”). The CRO will provide clinical research services for Phase 3 trials in patients with non-infectious anterior segment uveitis.
(4)	This table does not include (a) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our President and Chief Executive Officer and our Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer and our Interim Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Accounting and Reporting

Our management, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the second quarter ended June 30, 2017. Management concluded that no changes to our internal control over financial accounting and reporting occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

PART II - OTHER INFORMATION

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

Date: August 4, 2017	By:	/s/ Stephen From
President and Chief Executive Officer (Principal executive officer)

Date: August 4, 2017	By:	/s/ Sarah Romano
Interim Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit

3.1(1)	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

4.1(2)	Form of Common Stock Purchase Warrant.

10.1(2)	Form of Securities Purchase Agreement, dated June 9, 2017.

10.2(3)	Engagement Letter, dated June 2, 2017, by and between the Registrant and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC.

31.1**	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 14, 2017) and incorporated by reference thereto.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 9, 2017) and incorporated by reference thereto.

(3)	Previously filed as an exhibit to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (filed June 5, 2017) and incorporated by reference thereto.

