Form 10-Q
period 2017-09-30
EYEGATE PHARMACEUTICALS INC
filed 2017-11-14
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

☐   Yes     ☒   No

At November 10, 2017, there were 17,204,778 shares of the registrant’s common stock outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2017

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

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$9,244,570	$3,635,224
License and Grant Fees Receivable	602,000	37,349
Prepaid Expenses and Other Current Assets	360,305	464,981
Current Portion of Refundable Tax Credit Receivable	21,691	16,484
Total Current Assets	10,228,566	4,154,038
Property and Equipment, Net	24,431	38,040
Restricted Cash	45,000	45,000
Goodwill and In-Process R&D	5,438,210	5,438,210
Other Assets	323,206	55,314
Total Assets	$16,059,413	$9,730,602
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$658,615	$1,412,128
Accrued Expenses	1,724,272	1,670,930
Deferred Revenue	10,254,600	4,225,000
Total Current Liabilities	12,637,487	7,308,058
Non-Current Liabilities:
Contingent Consideration	1,210,000	1,210,000
Deferred Tax Liability	1,525,896	1,525,896
Long-Term Portion of Capital Lease Obligation	6,585	16,069
Total Non-Current Liabilities	2,742,481	2,751,965
Total Liabilities	15,379,968	10,060,023
Commitments and Contingencies (Note 9)
Stockholders’ Equity (Deficit):
Preferred Stock, $0.01 par value: 9,995,828 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding at September 30, 2017 and December 31, 2016; 10,000 designated Series B, 600 and 0 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	6	-
Common Stock, $0.01 par value: 100,000,000 shares authorized; 17,204,778 and 10,130,883 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	172,048	101,309
Additional Paid-In Capital	89,366,634	78,106,645
Accumulated Deficit	(88,985,623)	(78,598,738)
Stockholder Note Receivable	-	(58,824)
Accumulated Other Comprehensive Income	126,380	120,187
Total Stockholders’ Equity (Deficit)	679,445	(329,421)
Total Liabilities and Stockholders’ Equity (Deficit)	$16,059,413	$9,730,602

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Collaboration Revenue	$74,696	$274,289	$407,518	$508,889
Operating Expenses:
Research and Development	(3,175,978)	(2,449,445)	(7,253,171)	(5,844,951)
General and Administrative	(1,038,822)	(1,201,804)	(3,540,857)	(4,309,737)
Total Operating Expenses	(4,214,800)	(3,651,249)	(10,794,028)	(10,154,688)
Operating Loss	(4,140,104)	(3,376,960)	(10,386,510)	(9,645,799)
Other (Expense) Income, Net:
Interest Income	40	298	537	3,423
Interest Expense	(304)	-	(912)	-
Total Other (Expense) Income, Net	(264)	298	(375)	3,423
Net Loss	$(4,140,368)	$(3,376,662)	$(10,386,885)	$(9,642,376)
Net Loss per Common Share- Basic and Diluted	$(0.24)	$(0.36)	$(0.78)	$(1.13)
Weighted Average Shares Outstanding- Basic and Diluted	17,204,778	9,269,535	13,267,501	8,499,709

Other Comprehensive Loss:
Foreign Currency Translation Adjustments	3,272	715	6,193	(344)
Comprehensive Loss	$(4,137,096)	$(3,375,947)	$(10,380,692)	$(9,642,720)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Nine Months Ended September 30, 2017

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid In	Stockholders’ Notes	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity (Deficit)

Balance at December 31, 2016	-	$-	10,130,883	$101,309	$78,106,645	$(58,824)	$120,187	$(78,598,738)	$(329,421)

Stock-Based Compensation					700,833				700,833

Cancellation of Stockholder Note Receivable						58,824			58,824

Issuance of Common Stock in Offerings, Net of Offering Costs of $1,086,736			5,978,817	59,788	8,551,895				8,611,683

Issuance of Series B Preferred Stock, Net of Offering Costs of $246,333	1,995	20			1,977,480				1,977,500

Conversion of Series B Preferred Stock	(1,395)	(14)	930,000	9,300	(9,286)				-

Exercise of Common Stock Options			61,078	611	40,107				40,718

Issuance of Restricted Stock			104,000	1,040	(1,040)				-

Foreign Currency Translation Adjustment							6,193		6,193

Net Loss								(10,386,885)	(10,386,885)

Balance at September 30, 2017	600	$6	17,204,778	$172,048	$89,366,634	$-	$126,380	$(88,985,623)	$679,445

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net Loss	$(10,386,885)	$(9,642,376)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	13,608	649
Stock-Based Compensation	700,833	390,469
Loss on Cancellation of Stockholder Note Receivable	91,054	-
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	(194,364)	(35,748)
Refundable Tax Credit Receivable	(3,173)	9,786
License and Grant Receivable	(564,650)	2,378,635
Other Assets	(1,083)	(15,364)
Accounts Payable	(753,513)	704,912
Deferred Revenue	6,029,600	48,324
Accrued Expenses	53,342	(200,829)
Net Cash Used in Operating Activities	(5,015,231)	(6,361,542)

Investing Activities
Acquisition of Jade (Net of Cash Acquired)	-	185,746
Restricted Cash	-	(25,000)
Equipment Purchased Under Capital Lease	-	(11,000)
Net Cash Provided by Investing Activities	-	149,746

Financing Activities
Proceeds from Stock Offerings	11,922,252	3,768,698
Stock Issuance Costs	(1,333,069)	(323,814)
Exercise of Common Stock Options	40,718	56,206
Equipment Financing Payments	(9,484)	-
Net Cash Provided by Financing Activities	10,620,417	3,501,090
Effect of Exchange Rate Changes on Cash	4,160	(1,053)
Net Increase (Decrease) in Cash	5,609,346	(2,711,759)
Cash, Beginning of Period	3,635,224	8,394,133
Cash, End of Period	$9,244,570	$5,682,374
Supplemental Disclosure of Noncash Investing and Financing Activities
Conversion of Preferred Stock into Common Stock	$9,300	$6,890
Issuance of Common Stock to Acquire Jade Therapeutics, Inc.	$-	$2,909,766
Contingent Liability in Connection with the Jade Acquisition	$-	$1,210,000
Property and Equipment Acquired Under Capital Lease	$-	$31,576

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

1. Organization, Business

EyeGate Pharmaceuticals, Inc. (“EyeGate” or the “Company”) a Delaware corporation, began operations in December 2004 and is a clinical-stage specialty pharmaceutical company that is focused on developing and commercializing products for treating diseases and disorders of the eye. EyeGate’s first product in clinical trials incorporates a reformulated topically active corticosteroid, dexamethasone phosphate, EGP-437, that is delivered into the ocular tissues though its proprietary iontophoresis drug delivery system, the EyeGate® II Delivery System. The Company is developing the EyeGate® II Delivery System and EGP-437 combination product (together, the “EGP-437 Product”) for the treatment of various inflammatory conditions of the eye, including anterior uveitis, a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body, post-cataract surgery for inflammation and pain, and macular edema, an abnormal thickening of the macula associated with the accumulation of excess fluids in the retina. Effective March 7, 2016, the Company acquired all of the capital stock of Jade Therapeutics, Inc. (“Jade”), a privately-held company developing locally-administered, polymer-based products designed to treat poorly-served ophthalmic indications (the “Jade Acquisition”). EyeGate and Jade are an integrated line of business developing ophthalmic solutions for a variety of ocular diseases and disorders.

On June 30, 2016, the Company completed a registered direct offering of 441,000 shares of Common Stock and 2,776.5 shares of Series A Preferred Stock (convertible into 1,234,000 shares of Common Stock), along with a concurrent private placement of warrants to purchase Common Stock. The total net proceeds to the Company from this offering, after deducting the placement agent fees and offering expenses, were approximately $3.4 million. The warrants were initially exercisable on December 30, 2016, and expire on December 30, 2021. On February 21, 2017, the Company authorized the restart of sales under the At The Market Offering Agreement between the Company and H.C. Wainwright & Co., LLC (the “ATM Agreement”) and subsequently sold 642,150 shares of Common Stock during the first quarter of 2017. No shares of Common Stock were sold pursuant to the ATM Agreement during the second or third quarters of 2017. The total net proceeds to the Company from this offering, after deducting the placement agent fees and offering expenses, were approximately $1.8 million. On June 14, 2017, the Company completed a public offering of 5,336,667 shares of Common Stock and 1,995 shares of Series B Preferred Stock (convertible into 1,330,000 shares of Common Stock), along with warrants to purchase 6,666,667 shares of Common Stock. The total net proceeds to the Company from the offering, after deducting the placement agent fees and offering expenses, were approximately $8.8 million. The warrants became exercisable upon issuance, and expire on June 14, 2022. See Note 5, “Capital Stock”.

Effective July 31, 2015, the Company’s Common Stock began trading on The Nasdaq Capital Market under the symbol “EYEG”.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2017, EyeGate had Cash and Cash Equivalents of $9,244,570, and an Accumulated Deficit of $88,985,623. EyeGate has incurred losses and negative cash flows since inception, and future losses are anticipated. The Company anticipates having sufficient cash to fund planned operations for approximately eight months, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although the Company successfully completed its IPO, a follow-on offering, a registered direct offering, a public offering, and sales under the ATM Agreement, additional capital may not be available on terms favorable to EyeGate, if at all. On May 6, 2016, the SEC declared effective EyeGate’s registration statement on Form S-3, registering a total of $100,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings pursuant to its shelf registration statement will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

In-process Research and Development

The Company records in-process R&D projects acquired in business combinations that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and annually evaluates this asset for impairment until the R&D process has been completed or abandoned. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At September 30, 2017, the Company had recorded $3,912,314 as in-process R&D in connection with the Jade Acquisition on the balance sheet. As of September 30, 2017, the Company determined that there were no indications of impairment.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

2. Summary of Significant Accounting Policies - (continued)

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

	September 30, 2017 (unaudited)	September 30, 2016 (unaudited)
Common Stock Warrants	9,519,403	2,852,736
Employee Stock Options	1,858,300	1,533,311
Preferred Stock	400,000	545,000
Total Shares of Common Stock Issuable	11,777,703	4,931,047

Fair Value of Financial Instruments

The carrying amounts of Accounts Receivable and Accounts Payable approximate their fair values due to the short-term nature of these financial instruments. As of September 30, 2017, and December 31, 2016, the fair value of the Company’s money market funds and contingent consideration was $750,946 and $1,210,000, and $1,500,882 and $1,210,000, respectively.

At September 30, 2017 and December 31, 2016, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

2. Summary of Significant Accounting Policies - (continued)

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

September 30, 2017

2. Summary of Significant Accounting Policies - (continued)

Payments or reimbursements resulting from the Company’s R&D activities are recognized as the services are performed and are presented on a gross basis so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is reasonably assured. Amounts received prior to satisfying the above revenue recognition criteria are recorded as Deferred Revenue on the Condensed Consolidated Balance Sheet.

On July 9, 2015, the Company entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”), through which the Company granted to Valeant an exclusive, worldwide commercial and manufacturing right to the Company’s EGP-437 Product in the field of anterior uveitis, as well as a right of last negotiation to license its EGP-437 Product for indications other than anterior uveitis (the “Valeant Agreement”). There are four principal R&D milestones under the Valeant Agreement: (i) the Phase 3 Clinical Trial, (ii) the Endothelial Cell Count Safety Trial (a trial to determine that treatment has not adversely affected a patient’s corneal endothelial cell density), (iii) the CMC Validation, and (iv) the New Drug Application, or “NDA”, filing with the FDA (collectively, the “Four Milestones”, and each individually, a “Milestone”). Under the Valeant Agreement, Valeant paid to the Company an initial upfront payment, and the Company is eligible to receive certain other payments, upon and subject to the achievement of certain specified development and commercial progress of the EGP-437 Product for the treatment of anterior uveitis. The Company received the initial up-front payment in 2015, which it recorded as Deferred Revenue on its Condensed Consolidated Balance Sheet, and later in 2015 began receiving certain additional payments, based on R&D progress, to continue over several years. The Company receives payments both when it crosses certain thresholds on the way to each Milestone (each, a “Progress Payment”), as well as once it achieves each Milestone. The Company is entitled to retain all of these payments. The Company defers each Progress Payment, capitalizes each payment on its Condensed Consolidated Balance Sheet as Deferred Revenue, and recognizes these payments in the aggregate as Revenue once it achieves the Milestone to which the Progress Payment relates. The Company recognizes the initial upfront payment as Revenue ratably as it completes each of the Four Milestones, the amount recognized being the total upfront payment times the percentage represented by the proportionate share of fair value of each Milestone relative to the total fair value of all Milestones. Accordingly, the Deferred Revenue account on the Condensed Consolidated Balance Sheet is reduced as Revenue is recognized in the Condensed Consolidated Statement of Operations and Comprehensive Loss. Due to longer enrollment time, the Company expects to begin recognizing Revenue with respect to the Valeant Agreement Progress Payments in the second quarter of 2018.

On February 21, 2017, the Company entered into another exclusive, worldwide licensing agreement with a subsidiary of Valeant (the “New Valeant Agreement”), through which the Company granted Valeant exclusive, worldwide commercial and manufacturing rights to its EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients (the “New Field”). Under the New Valeant Agreement, Valeant paid the Company an initial upfront payment of $4.0 million, and the Company is eligible to receive milestone payments totaling up to approximately $99.0 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Product for the New Field. The Company has received milestone payments totaling $1.428 million through the third quarter of 2017. In accordance with its revenue recognition policy, the initial upfront payment and milestone payments have been recorded as Deferred Revenue. The Company expects to begin recognizing Revenue with respect to the New Valeant Agreement Progress Payments in the first quarter of 2018. In addition, the Company is eligible under the New Valeant Agreement to receive royalties based on a specified percent of net sales of its EGP-437 Product for the New Field throughout the world, subject to adjustment in certain circumstances.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

2. Summary of Significant Accounting Policies - (continued)

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

The DoD and NSF have each committed to grant funds to Jade for specified ocular therapeutic research activities (together, the “U.S. Government Grants”) to be conducted through 2017, which have been fully funded as of September 30, 2017. The Company recognizes grant funds as Revenue when it performs the activities specified by the terms of the grant and is entitled to the funds.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and the right-to-use assets, which are asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company does not expect to early adopt this standard and currently has leases (see Note 9) that will be in place at the effective date. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (”ASU 2014-09”), as subsequently amended, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract, and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented, or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In April 2015, the FASB deferred the effective date of this guidance until January 1, 2018. The Company is not early adopting this standard. The Company’s sole revenue activities currently relate to the Valeant Agreements and its U.S. Government Grants. The Company has commenced its implementation analysis, including identification of revenue streams and reviews of customer contracts under ASU 2014-09’s framework. The analysis includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under this new standard. The Company has reviewed its contracts with Valeant. ASU 2014-09 requires increased disclosure, which in turn is expected to require certain new processes. The determination of the impact of adoption of ASU 2014-09 on the Company’s financial condition, results of operations, cash flows and disclosures, is ongoing, and, as such, the Company is not able to reasonably estimate the effect that the adoption of the new standard will have on its financial statements. Based on a preliminary assessment of this ASU, the Company anticipates that the adoption of the new standard will have a material effect. The Company has determined that it will elect the modified retrospective transition method, meaning the cumulative effect of applying the new guidance is recognized at the date of initial application as an adjustment to the opening accumulated deficit balance. The Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact the Company’s current conclusions.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

3. Property and Equipment

Property and equipment at September 30, 2017 (unaudited) and December 31, 2016 consists of the following:

	Estimated Useful Life (Years)	September 30, 2017	December 31, 2016
Laboratory Equipment	3	$42,576	$42,576
Less: Accumulated Depreciation		18,145	4,536
		$24,431	$38,040

Depreciation expense was $4,536 and $404 for the three-month periods ended September 30, 2017 and 2016, respectively, and $13,608 and $649 for the nine-month periods ended September 30, 2017 and 2016, respectively.

4. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2017 (unaudited)	December 31, 2016
Clinical Trials	$977,882	$770,158
Payroll and Benefits	564,525	668,802
Professional Fees	163,703	174,342
Short-Term Portion of Capital Lease Obligation	12,645	12,645
Consulting	5,517	44,983
Total Accrued Expenses	$1,724,272	$1,670,930

5. Capital Stock

On May 24, 2016, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at the market equity program under which the Company can from time to time offer and sell up to 1,319,289 shares of its Common Stock through the Sales Agent. Effective June 26, 2016, the Company halted indefinitely all future offers and sales of its Common Stock pursuant to the ATM Agreement. On June 30, 2016, the Company closed on the sale of its equity securities in connection with a registered direct offering, described below, and as a result, the Company was restricted from issuing any shares pursuant to the ATM Agreement for a period of 90 days following the close of the ATM Agreement. This restriction lapsed on September 28, 2016. On February 21, 2017, the Company authorized the Sales Agent to restart sales under the ATM Agreement for maximum aggregate gross proceeds of up to $3,285,798. During the first quarter of 2017, the Company sold 642,150 shares of Common Stock under this agreement for total net proceeds to the Company from this offering, after deducting the placement agent fees and offering expenses, of approximately $1.8 million. No shares of Common Stock were sold pursuant to the ATM Agreement during the second or third quarters of 2017. On June 14, 2017, the Company closed on the sale of its equity securities in connection with a public offering, described below, and as a result, the Company is restricted from issuing any shares pursuant to the ATM Agreement for a period of twenty-four months following the closing date of the offering. However, this restriction is suspended for any sale of shares of Common Stock under the ATM Agreement that is above $3.00 per share.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

5. Capital Stock - (continued)

On June 14, 2017, the Company completed a public offering of 5,336,667 shares of Common Stock and 1,995 shares of Series B Preferred Stock (convertible into 1,330,000 shares of Common Stock), along with warrants to purchase 6,666,667 shares of Common Stock. Concurrently with the closing of the public offering, a holder elected to convert 675 shares of Series B Preferred Stock into 450,000 shares of Common Stock. Subsequently, on June 15, 2017, a holder converted 720 shares of Series B Preferred stock into 480,000 shares of Common Stock. The total net proceeds to the Company from the offering, after deducting the placement agent fees and offering expenses, were approximately $8.8 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series B Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $1.50 per share, which totaled warrants to purchase an aggregate of 6,666,667 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on June 14, 2022, five years following the date of issuance.

At each of September 30, 2017 and December 31, 2016, the Company had 100,000,000 authorized shares of Common Stock, $0.01 par value, of which 17,204,778 and 10,130,883 shares, respectively, were outstanding. At each of September 30, 2017 and December 31, 2016, the Company had 9,995,828 and 9,997,223 authorized shares of Preferred Stock, $0.01 par value, respectively, of which 3,750 shares were designated as Series A Preferred Stock and 0 shares are issued and outstanding, and 10,000 shares were designated as Series B Preferred Stock, and 600 and 0 shares, respectively, are issued and outstanding. The reduction in shares of authorized Preferred Stock is a result of 1,395 shares of Series B Preferred Stock, which were converted to Common Stock and retired during the nine months ended September 30, 2017. At each of September 30, 2017 and December 31, 2016, there were 0 shares of Common Stock underlying the outstanding shares of Series A Preferred Stock, and 400,000 and 0 shares of Common Stock underlying the outstanding shares of Series B Preferred Stock, respectively.

6. Warrants

At September 30, 2017, the following warrants were outstanding:

	Number of Awards		Weighted Average Exercise Price		Weighted Average Remaining Term in Years
Outstanding at December 31, 2016	2,852,736		$7.45		4.26
Issued	6,666,667	[1]	1.50	[2]	4.71
Outstanding at September 30, 2017	9,519,403		$3.28		4.50

1	Consists of 6,666,667 warrants to purchase 6,666,667 shares of Common Stock issued in connection with the Company’s public offering on June 14, 2017.

2	Warrant exercise price for a full share of Common Stock.

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

7. Stockholder Notes Receivable

In 2007, a Stockholder of the Company was issued various promissory notes totaling $58,824 for the sale of Common Stock. The notes were full recourse and collateralized by the shares of Common Stock sold. The amended notes bore compound interest at 0.93% effective October 1, 2012, and as of October 1, 2016 these notes had matured.

On September 5, 2017, these notes were forgiven by the Company in the amount of $91,054, which included accrued interest of $32,230. These amounts are recorded in General and Administrative on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”), and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. As of September 30, 2017, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP is 1,690,123 and 170,567 shares, respectively.

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

The following is a summary of stock option activity for the nine months ended September 30, 2017 and 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (In Years)
Outstanding at December 31, 2016	1,509,711	$2.85	5.04
Granted	482,950	1.44	9.60
Exercised	(61,078)	0.67
Expired	(73,283)	2.19
Outstanding at September 30, 2017	1,858,300	$2.62	5.61
Exercisable at September 30, 2017	1,188,317	$2.68	4.56
Vested and Expected to Vest at September 30, 2017	1,188,317	$2.68	4.56

Outstanding at December 31, 2015	1,277,367	$2.75	4.94
Granted	355,071	2.81	9.50
Exercised	(86,765)	0.65
Forfeited	(12,362)	3.93
Outstanding at September 30, 2016	1,533,311	$2.91	6.44
Exercisable at September 30, 2016	907,445	$2.84	4.09
Vested and Expected to Vest at September 30, 2016	907,445	$2.84	4.09

On January 31, 2017, the Board approved the grant of options to purchase 36,000 shares of its Common Stock to three consultants of the Company. On February 6, 2017, the Board approved the grant of options to purchase 15,450 shares of its Common Stock to three employees. On May 18, 2017, the Board approved the grant of options to purchase 63,000 shares of its Common Stock to two employees and four consultants of the Company. On June 21, 2017, the Board approved the grant of options to purchase 350,000 shares of its Common Stock to six members of the Board, six employees, and one consultant of the Company. On June 30, 2017, the Board approved the grant of options to purchase 1,500 shares of its Common Stock to three employees of the Company. On September 28, 2017, the Board approved the grant of options to purchase 17,000 shares of its Common Stock to two employees of the Company.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

8. Equity Incentive Plan - (continued)

On February 6, 2017, the Board approved the grant of 104,000 shares of restricted stock to eight employees. These vest 33.33% on the one-year anniversary of the grant date, and the remainder ratably over the 24-month period following the one-year anniversary. As of September 30, 2017, none of these shares were vested.

On January 25, 2016, the Board approved the grant of options to purchase 48,300 shares of its Common Stock to two executives and seven members of the Board. On March 7, 2016, in connection with the Jade Acquisition, the Board approved the grant of options to purchase 47,786 shares of its Common Stock to two executives. On March 29, 2016, the Board approved the grant of options to purchase 114,438 shares of its Common Stock. On April 25, 2016, the Board approved the grant of options to purchase 41,732 shares of its Common Stock. In the third quarter of 2016, the Board approved the grant of options to purchase 102,815 shares of its Common Stock.

All grants were issued pursuant to the 2014 Plan. In general, grants under the 2014 Plan vest 33.33% on the one-year anniversary of the grant date, and the remainder ratably over the 24-month period following the one-year anniversary.

For the nine months ended September 30, 2017 and 2016, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2017	2016
Risk-Free Interest Rate	1.82%	1.82%
Expected Life	7.28 years	7.00 years
Expected Volatility	171%	65%
Expected Dividend Yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the nine months ended September 30, 2017 and 2016 was $1.46 and $2.94, respectively.

The total stock-based compensation expense for employees and non-employees is included in the accompanying Condensed Consolidated Statements of Operations and as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and Development	$57,544	$17,092	$165,538	$35,692
General and Administrative	131,148	135,973	535,295	354,777
	$188,692	$153,065	$700,833	$390,469

The fair value of options granted for the nine months ended September 30, 2017 and September 30, 2016 was approximately $550,000 and $720,000, respectively. The fair value of restricted stock granted for the nine months ended September 30, 2017 and September 30, 2016 was approximately $158,000 and $0, respectively. As of September 30, 2017 and September 30, 2016, there is approximately $1,113,000 and $1,209,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted-average period of 2.12 and 2.35 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2017 and September 30, 2016 is approximately $242,000 and $597,000, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2017 and September 30, 2016 was approximately $78,000 and $207,000, respectively.

At September 30, 2017, there were 170,416 options available under the 2014 Plan.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

9. Commitments and Contingencies

Leases

The Company is a party to a real property operating lease for the rental of office space in Waltham, Massachusetts of up to 4,516 square feet, that is used for its corporate headquarters. This lease terminates in December 2017. On October 4, 2017, the Company entered into an amendment to extend the terms of this lease through December 2019. On July 6, 2016, the Company entered into a real property operating lease for office and laboratory space of approximately 2,300 square feet in Salt Lake City, Utah. This lease terminates in June 2019.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

9. Commitments and Contingencies - (continued)

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

10. Employee Benefit Plans

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contribution for the nine months ended September 30, 2017 and 2016.

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

Business Overview

We are a clinical-stage specialty pharmaceutical company focused on developing and commercializing products for treating diseases and disorders of the eye. We accomplish this by leveraging our two proprietary platform technologies, crosslinked thiolated carboxymethyl hyaluronic acid (“CMHA-S”) and iontophoresis drug delivery system. Our first platform is based on CMHA-S, a modified form of the natural polymer hyaluronic acid (“HA”), which is a gel that possesses unique physical and chemical properties such as hydrating and promoting wound healing when applied to the ocular surface. We believe that the ability of CMHA-S to adhere longer to the ocular surface, while hydrating and promoting wound healing, makes it well-suited for treating various ocular surface injuries.

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

Our first CMHA-S-based product candidate, the EyeGate OBG, is a topically applied 0.75% CMHA-S eye drop formulation that has completed its first-in-man clinical trial. Preclinical studies suggest that the specific CMHA-S chemical modification comprising the EyeGate OBG creates a favorable set of attributes, including prolonged retention time on the ocular surface, and a smooth continuous clear barrier without blur that can minimize mechanical lid friction, reduce repeat injury, and mechanically protect the ocular surface, allowing accelerated corneal re-epithelization. It is intended for the management of corneal epithelial wounds/defects and epitheliopathies, and to accelerate re-epithelization of the ocular surface following surgery, infections, and other traumatic and non-traumatic conditions.

EyeGate OBG is being developed pursuant to a de novo 510(k) regulatory pathway for devices submitted for marketing clearance to the U.S. Food and Drug Administration, or FDA. We believe that EyeGate OBG is the first and only eye drop being developed in the U.S. to target acceleration of corneal re-epithelization. We anticipate initiating a second trial in the fourth quarter of 2017, for which we expect to report top-line data in the first quarter of 2018. Assuming positive results from this trial and a subsequent pivotal trial we expect to initiate in the second quarter of 2018 and to report topline data from in the third quarter of 2018, we plan to file de novo 510(k) and CE mark applications in the fourth quarter of 2018 with potential commercial launch in 2019.

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

Our other product candidate from our second platform is EGP-437, a reformulated topically active corticosteroid, dexamethasone phosphate, delivered into the ocular tissues through our proprietary innovative iontophoresis drug delivery system, the EyeGate® II Delivery System. The EyeGate® II Delivery System features a compact and easy-to-use device that we believe has the potential to deliver drugs non-invasively and quickly into the ocular tissues through the use of iontophoresis, which can accelerate the onset of action, dramatically reduce dosing frequency compared to regular eye drops, and sustain the duration of therapeutic effect. Iontophoresis employs the use of a low electrical current that promotes the migration of a charged drug substance across biological membranes. The EyeGate® II Delivery System is easy-to-use, taking only a few minutes to deliver medication. More than 2,400 treatments have been administered to date using our EyeGate® II Delivery System in clinical trials. EGP-437 is currently in clinical development for the treatment of various inflammatory conditions of the eye. Current programs include the treatment of ocular inflammation and pain in post-surgical cataract patients, with a Phase 2b trial commencing in the third quarter of 2017, and the treatment of uveitis, a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body, with a Phase 3 trial currently enrolling. We expect to report top-line data from the cataract surgery trial in the first quarter of 2018, and for the uveitis trial in the second quarter of 2018.

EGP-437 is being developed pursuant to a new drug application, or NDA, under the Section 505(b)(2) pathway, which enables an applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its NDA. In the case of EGP-437, the existing reference product is dexamethasone eye drops. Based on guidance provided by the FDA, we believe that if the planned confirmatory Phase 3 trial of EGP-437 in anterior uveitis meets non-inferiority criteria, the results of that trial, along with data from our previously completed Phase 3 trial in anterior uveitis, will be sufficient to support a NDA filing in the second half of 2018. We also believe, based on guidance provided by the FDA, that the design of the ongoing confirmatory Phase 3 anterior uveitis trial is acceptable and that the nonclinical work completed to date is sufficient to support a NDA filing.

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

Throughout our history, we have not generated significant revenue. We have never been profitable, and from inception through September 30, 2017, our losses from operations have aggregated $89.0 million. Our Net Loss was approximately $10.4 million and $9.6 million for the nine months ended September 30, 2017 and 2016, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our EGP-437 Product for the treatment of uveitis as well as other indications, and the EyeGate OBG, our lead product candidate for corneal epithelial defects, and any other product candidates we advance to clinical development. If we obtain regulatory approval for EyeGate OBG, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of EyeGate OBG including sales, marketing and distribution functions.

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

Substantially all of our research and development expenses to date have been incurred in connection with our EGP-437 Combination Product and the EyeGate OBG. We expect our research and development expenses to increase for the near future as we advance EGP-437 and EyeGate OBG through clinical development, including the conduct of our planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our EGP-437 Combination Product and EyeGate OBG. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

We expect that general and administrative expenses will remain consistent for the near future until commercialization of our CMHA-S based products, which could lead to an increase in these expenses.

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

Revenue Recognition

The Valeant Agreements entitle us to initial up-front payments, which we received in 2015 and 2017, and recorded as Deferred Revenue on our Condensed Consolidated Balance Sheet, as well as certain additional payments, based on R&D progress and paid over several years. Under the Valeant Agreements, there are R&D Milestones, or deliverables, for which we receive additional payments. We receive payments both when we cross certain thresholds on the path to each Milestone (each, a “Progress Payment”), as well as once we finally achieve each Milestone. We are entitled to retain all of these payments once received. We defer all Progress Payments and capitalize these payments on our Condensed Consolidated Balance Sheet as Deferred Revenue, and we recognize these payments as Revenue once we achieve the Milestone to which the Progress Payment relates. The upfront payments are recognized as Revenue ratably as we complete each of the R&D Milestones, the amount recognized being the amount of the upfront payment times the percentage represented by the proportionate share of fair value of each Milestone relative to the total fair value of the all the R&D Milestones. Accordingly, the Deferred Revenue account on our Condensed Consolidated Balance Sheet is reduced as Revenue is recognized in our Condensed Consolidated Statement of Operations and Comprehensive Loss.

We receive U.S. Government Grant funds from two sources: the U.S. Department of Defense (“DoD”) and the National Science Foundation (“NSF”). We are paid by the DoD after we perform specified, agreed-upon research, and we record these grant funds as Revenue as we perform the research. We are generally paid by the NSF every six months, before we perform specified, agreed-upon research. The NSF funds are recorded on the Condensed Consolidated Balance Sheet as Deferred Revenue when invoiced, and recognized as Revenue ratably as the research is performed, typically over a six-month period. The U.S. Government Grants from the DOD and NSF have been fully funded as of September 30, 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as subsequently amended, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract, and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented, or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In April 2015, the FASB deferred the effective date of this guidance until January 1, 2018. We are not early adopting this standard. Our sole revenue is from our Valeant Agreements and U.S. Government Grants.

We have commenced our implementation analysis, including identification of revenue streams and reviews of customer contracts under ASU 2014-09’s framework. Our analysis includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under this new standard. We have reviewed our contracts with Valeant. ASU 2014-09 requires increased disclosure, which in turn is expected to require certain new processes. The determination of the impact of adoption of ASU 2014-09 on our financial condition, results of operations, cash flows and disclosures, is ongoing, and, as such, we are not able to reasonably estimate the effect that the adoption of the new standard will have on our financial statements. Based on our preliminary assessment of this ASU, we anticipate that the adoption of the new standard will have a material effect. We expect to use the modified retrospective transition method, meaning the cumulative effect of applying the new guidance is recognized at the date of initial application as an adjustment to the opening accumulated deficit balance. We continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact our current conclusions.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering, or December 31, 2020, (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations

Comparison of Three Months ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	Change
Collaboration Revenue	$74,696	$274,289	$(199,593)
Operating Expenses:
Research and Development	(3,175,978)	(2,449,445)	(726,533)
General and Administrative	(1,038,822)	(1,201,804)	162,982
Total Operating Expenses	(4,214,800)	(3,651,249)	(563,551)
Other (Expense) Income, Net:	(264)	298	(562)
Net Loss	$(4,140,368)	$(3,376,662)	$(763,706)

Collaboration Revenue. Collaboration Revenue was $0.075 million for the three months ended September 30, 2017, compared to $0.274 million for the three months ended September 30, 2016, reflecting the Collaboration Revenue we generate from the U.S. Government Grants in accordance with our contracted agreements. These grants were fully funded as of September 30, 2017.

Research and Development Expenses.  Research and Development Expenses were $3.176 million for the three months ended September 30, 2017, compared to $2.449 million for the three months ended September 30, 2016. The increase of $0.727 million was primarily due to increases in clinical and other activity related to the Phase 2b trial for post-cataract surgery inflammation and pain and the EyeGate OBG, partially offset by a decrease in costs related to the EGP-437 Phase 3 trial for the treatment of anterior uveitis.

General and Administrative Expenses.  General and Administrative Expenses were $1.039 million for the three months ended September 30, 2017, compared to $1.202 million for the three months ended September 30, 2016. The decrease of $0.163 million was mainly due to lower professional fees incurred during the third quarter of 2017 as compared to the third quarter of 2016.

Comparison of Nine Months ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
Collaboration Revenue	$407,518	$508,889	$(101,371)
Operating Expenses:
Research and Development	(7,253,171)	(5,844,951)	(1,408,220)
General and Administrative	(3,540,857)	(4,309,737)	768,880
Total Operating Expenses	(10,794,028)	(10,154,688)	(639,340)
Other (Expense) Income, Net:	(375)	3,423	(3,798)
Net Loss	$(10,386,885)	$(9,642,376)	$(744,509)

Collaboration Revenue. Collaboration Revenue was $0.408 million for the nine months ended September 30, 2017, compared to $0.509 million for the nine months ended September 30, 2016, reflecting the Jade Acquisition in the first quarter of 2016 and the accompanying Collaboration Revenue we generate from the U.S. Government Grants in accordance with our contracted agreements. These grants were fully funded as of September 30, 2017.

Research and Development Expenses.  Research and Development Expenses were $7.253 million for the nine months ended September 30, 2017, compared to $5.845 million for the nine months ended September 30, 2016. The increase of $1.408 million was primarily due to increases in clinical and other activity related to the Phase 2b trial for post-cataract surgery inflammation and pain, the EyeGate OBG, as well as personnel related costs from the expansion of operations following the Jade Acquisition in the first quarter of 2016. These increases were partially offset by a decrease in clinical activity related to the EGP-437 Phase 3 trial for the treatment of anterior uveitis.

General and Administrative Expenses.  General and Administrative Expenses were $3.541 million for the nine months ended September 30, 2017, compared to $4.310 million for the nine months ended September 30, 2016. The decrease of $0.769 million was mainly due to decreases in professional fees, including costs incurred during the first quarter of 2016 related to the Jade Acquisition.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from four registered offerings of our Common Stock and Convertible Preferred Stock, payments from our Valeant License Agreements and the U.S. Government Grants, and sales through our At The Market Offering Agreement. From inception through September 30, 2017, we have raised a total of approximately $84.5 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $10.8 million in payments received under our license agreements and U.S. Government Grants.

On February 21, 2017, we received the initial $4.0 million upfront payment from Valeant as provided under the New Valeant Agreement related to our EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients. Through September 30, 2017, we have received cash payments of $9.653 million under the Valeant Agreements, which are presented as Deferred Revenue on our Condensed Consolidated Balance Sheet.

On May 24, 2016, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at the market equity program under which we can from time to time offer and sell up to 1,319,289 shares of its Common Stock through the Sales Agent. Effective as of June 26, 2016, we halted indefinitely all future offers and sales of our Common Stock pursuant to the ATM Agreement. On June 30, 2016, we closed on the sale of our equity securities in connection with a registered direct offering, described below, and as a result, we were restricted from issuing any shares pursuant to the ATM Agreement for a period of 90 days following June 30, 2016. This restriction lapsed on September 28, 2016. On February 21, 2017, we authorized the Sales Agent to restart sales under the ATM Agreement for maximum aggregate proceeds of up to $3,285,798. During the first quarter of 2017, we sold 642,150 shares of Common Stock under this agreement for total net proceeds to us from this offering, after deducting the placement agent fees and offering expenses, of approximately $1.8 million. We did not sell any shares of Common Stock pursuant to the ATM Agreement during the second or third quarters of 2017. On June 14, 2017, we closed on the sale of our equity securities in connection with a public offering, described below, and as a result, we are restricted from issuing any shares pursuant to the ATM Agreement for a period of twenty-four months following the closing date of the offering. However, this restriction is suspended for any sale of shares of Common Stock under the ATM Agreement that is above $3.00 per share.

On June 14, 2017, we completed a public offering of 5,336,667 shares of Common Stock and 1,995 shares of Series B Preferred Stock (convertible into 1,330,000 shares of Common Stock), along with warrants to purchase 6,666,667 shares of Common Stock. The total net proceeds to us from this offering, after deducting the placement agent fees and offering expenses, were approximately $8.8 million. As of September 30, 2017, a holder of the Series B Preferred Stock had converted 1,395 shares of Series B Preferred Stock into an aggregate of 930,000 shares of Common Stock.

At September 30, 2017, we had cash and cash equivalents totaling $9,244,570.

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Net Cash Used in Operating Activities	$(5,015,231)	$(6,361,542)
Net Cash Provided by Investing Activities	-	149,746
Net Cash Provided by Financing Activities	10,620,417	3,501,090

Comparison of Nine Months Ended September 30, 2017 and 2016

Operating Activities. Net cash used in operating activities was $5.015 million for the nine months ended September 30, 2017, compared to $6.362 million for the nine months ended September 30, 2016. The primary use of Cash was to fund operating losses of $10.387 million in 2017, offset by the positive impact of receiving cash payments from Valeant of $5.428 million and the U.S. Government, some of which is classified as Deferred Revenue on the Condensed Consolidated Balance Sheet, and some of which is included in Collaboration Revenue in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

Investing Activities. There was no net cash provided by investing activities for the nine months ended September 30, 2017, compared to $0.150 million for the nine months ended September 30, 2016. On March 7, 2016, we acquired Jade Therapeutics, Inc., a Common Stock and Cash transaction that required the use of $0.186 million in cash (net of cash acquired).

Financing Activities. We received $10.620 million in cash from financing activities for the nine months ended September 30, 2017, compared to $3.501 million for the nine months ended September 30, 2016. This increase of $7.119 million was mainly due to net proceeds received from sales under our ATM Agreement of $1.824 million, as well as net proceeds received from our public offering of $8.765 million.

Funding Requirements and Other Liquidity Matters

Our EGP-437 Combination Product and our CMHA-S-based product pipeline are still in various stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for the near future. We anticipate that our expenses will increase substantially if and as we:

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

Based on our cash on hand at September 30, 2017 and cash we expect to receive over the remainder of 2017, we believe we will have sufficient cash to fund planned operations for approximately eight months. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of our products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we completed the IPO, follow-on, registered direct offering, public offering, and sales under the ATM Agreement, additional capital may not be available on terms favorable to us, if at all. On May 6, 2016, the SEC declared effective our registration statement on Form S-3, registering a total of $100,000,000 of our securities for sale to the public in what is known as a “shelf offering”. We do not know if our future offerings pursuant to our shelf registration statement will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2017:

	Total	Less than 1 year	1-3 years	More than 3 years
Leases (1)	$374,496	$180,751	$193,745	$-
Licensing Agreement (2)	257,500	52,500	105,000	100,000
Purchase Obligations (3)	1,223,772	1,223,772	-	-
Total (4)	$1,855,768	$1,457,023	$298,745	$100,000

(1)	Lease obligations reflect our obligation to make payments in connection with operating leases for our office space and capital leases with respect to laboratory equipment.
(2)	Licensing Agreement obligations represent our commitments under license agreements, including those made by us under our license agreements with the University of Miami School of Medicine, the University of Utah Research Foundation, and BioTime.
(3)	Purchase Obligations relate to a Master Service Agreement with a contract research organization (“CRO”). The CRO will provide clinical research services for Phase 3 trials in patients with non-infectious anterior segment uveitis.
(4)	This table does not include (a) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our President and Chief Executive Officer and our Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer and our Interim Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Accounting and Reporting

Our management, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the third quarter ended September 30, 2017. Management concluded that no changes to our internal control over financial accounting and reporting occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting. Additionally, our management does not anticipate the adoption of ASU 2014-09 to have a material impact on our internal control over financial accounting and reporting as a result of (i) the adoption, (ii) the implementation on a going forward basis, and (iii) developing information for disclosure.

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

Date: November 14, 2017	By:	/s/ Stephen From
President and Chief Executive Officer (Principal executive officer)

Date: November 14, 2017	By:	/s/ Sarah Romano
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

