Form 10-K
period 2017-12-31
EYEGATE PHARMACEUTICALS INC
filed 2018-03-02
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2017 was approximately $19,108,212. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

At February 28, 2018, there were 17,257,255 shares of the registrant’s common stock issued and outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2017

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

Overview

We are a clinical-stage specialty pharmaceutical company that is focused on developing and commercializing products for treating diseases and disorders of the eye. We accomplish this by leveraging our two proprietary platform technologies, crosslinked thiolated carboxymethyl hyaluronic acid (“CMHA-S”) and our iontophoresis drug delivery system.

We are developing products using CMHA-S, a modified form of the natural polymer hyaluronic acid, which is a gel that possesses unique physical and chemical properties such as hydrating and healing properties when applied to the ocular surface. The ability of CMHA-S to adhere longer to the ocular surface, resist degradation and protect the ocular surface makes it well-suited for treating various ocular surface injuries. Our first CMHA-S-based product, the EyeGate Ocular Bandage Gel (“OBG”), has completed a pilot trial where we announced positive top-line data. OBG is a topically-applied eye drop formulation that is being developed under the 510(k) De Novo path for devices submitted for marketing clearance to the U.S. FDA.

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

Our first CMHA-S-based product candidate, the EyeGate Ocular Bandage Gel (“OBG”), is a topically-applied eye drop formulation that has completed its first-in-man clinical trial. We announced positive top-line data from the initial pilot trial evaluating the ability of EyeGate OBG to accelerate ocular surface re-epithelialization following photorefractive keratectomy (“PRK”). The EyeGate OBG eye drop creates a thin, durable and protective coating to the damaged surface of the eye, serving to facilitate and accelerate corneal re-epithelization. The EyeGate OBG is intended for the management of corneal epithelial wounds, defects, and epitheliopathies.

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

In addition, we are developing EGP-437, which incorporates a reformulated topically active corticosteroid, Dexamethasone Phosphate, that is delivered into the ocular tissues through our proprietary innovative drug delivery system, the EyeGate® II Delivery System. EGP-437 is being developed under the 505(b)(2) New Drug Application, or NDA, regulatory pathway for drugs submitted for approval to the U.S. Food and Drug Administration, or FDA, which enables an applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its NDA.

The EyeGate® II Delivery System features a compact, elegant, and easy-to-use device that we believe has the potential to deliver drugs non-invasively and quickly into the ocular tissues through the use of iontophoresis, which can accelerate the onset of action, dramatically reduce treatment frequency versus eye drops and sustain therapeutic effect. Iontophoresis employs the use of a low electrical current that promotes the migration of a charged drug substance across biological membranes. The current produces ions, which through electrorepulsion, drive a like-charged drug substance into the tissues. The EyeGate® II Delivery System is easy-to-use, only takes a few minutes to employ and more than 3,000 treatments have been administered in clinical trials.

We are developing EGP-437 for the treatment of various inflammatory conditions of the eye, including the treatment of ocular inflammation and pain in post-surgical cataract patients and anterior uveitis, a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body. Based on guidance provided by the FDA, we expect that if the planned confirmatory Phase 3 trial of EGP-437 in anterior uveitis meets non-inferiority criteria, data from this trial along with data from our previously completed Phase 3 trial in anterior uveitis will be sufficient to support an NDA filing. We also believe, based on guidance provided by the FDA, that the design of the planned confirmatory Phase 3 anterior uveitis trial is acceptable and that the nonclinical work completed to date is sufficient to support an NDA filing.

We have entered into two exclusive global license agreements with a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”) through which we granted Valeant exclusive, worldwide commercial and manufacturing rights to our EyeGate® II Delivery System and EGP-437 combination product, or the Product, in the fields of anterior uveitis and ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients, as well as a right of last negotiation to license the Product for other indications. We are responsible for the development of the Product in the U.S. for the indication of anterior uveitis, together with the costs associated therewith. Valeant has the right to develop the Product in the fields outside of the U.S. and has agreed to fund 100% of any costs associated therewith.

Our Strategy

Our goal is to become a leading specialty pharmaceutical company focused on developing and commercializing products for treating diseases and disorders of the eye. The key elements of this strategy are to:

•

Continue clinical development of our EyeGate OBG device for the treatment of corneal epithelial defects. We completed our first-in-man trial enrolling subjects with a 9mm corneal wound, a large corneal epithelial defect, post photorefractive keratectomy (PRK) surgery and released positive top-line data in the first quarter of 2017. We expect to initiate a masked controlled pilot trial in the first half of 2018.

•

Initiate clinical development of our EyeGate OBG device for the treatment of punctate epitheliopathies. We anticipate submitting a second IDE in the first quarter of 2018 to begin a clinical trial focused on treating patients with punctate epitheliopathies as confirmed by fluorescein staining of the cornea. We expect to initiate a masked controlled pilot trial in the first half of 2018.

•

Continue to analyze the data from our recently completed Phase 2b trial with our EGP-437 Combination Product for the treatment of inflammation and pain post cataract surgery. We have recently completed enrollment of a 100 subject double-masked placebo controlled Phase 2b trial and announced topline data for this trial in the first quarter of 2018. Although EGP-437 demonstrated a higher rate of success compared to vehicle at all time points, the co-primary endpoints of proportion of subjects with an anterior chamber cell (ACC) count of zero at day 7 and the proportion of subjects with a pain score of zero at day 1 did not show statistical significance. The efficacy results for the absence of inflammatory cells in the EGP-437 treatment group met our expectations, but the vehicle group response was better than anticipated. We will continue to review the data to determine next steps and to continue evaluating EGP-437 for the reduction of pain and inflammation following ocular surgery.

•

Continue clinical development of our EGP-437 Combination Product for the treatment of noninfectious anterior uveitis. We have initiated and continue enrolling patients for the confirmatory Phase 3 trial evaluating the safety and efficacy of our EGP-437 Combination Product for the treatment of noninfectious anterior uveitis. Based on our estimates regarding subject enrollment, we expect to have topline data for this trial in the third quarter of 2018.

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

The EyeGate OBG has been shown to provide a mechanical barrier that aids in the management of corneal epithelial defects and accelerates re-epithelization in both preclinical studies and in clinical ophthalmic veterinary use. As such, photorefractive keratectomy (PRK) surgery was chosen as the subject population which is best suited to demonstrate this effect. PRK is an efficacious alternative to patients seeking surgical correction of refractive errors who are not suitable candidates for laser in situ keratomileusis (LASIK) due to inadequate corneal thickness, larger pupil size, history of keratoconjunctivitis sicca (KCS), or anterior basement membrane disease. The primary effectiveness endpoint for this initial pilot trial was time to re-epithelization of a large epithelial defect following PRK surgery. We completed the initial trial and announced positive top-line data in the first quarter of 2017. We anticipate initiating our next pilot trial in the first half of 2018.

We believe that the EyeGate OBG can be used for the management of a variety of large and small corneal epithelial defects including Punctate Epitheliopathies. Punctate Epitheliopathies are an early sign of epithelial compromise and are associated with a variety of pathologic ocular inflammatory conditions including ocular causes, as well as systemic diseases. This ocular surface condition is common and may represent areas of epithelial cell damage and loss and therefore stain positively with fluorescein. Causes can include dry eye, acute and chronic bacterial and viral conjunctivitis, trauma, contact lens wear (tight lens syndrome), chemical irritation and burns, diabetic and infectious neuropathies, chemotherapy and corneal abrasion. We plan on submitting a second IDE to the FDA in the first quarter of 2018 for the development of EyeGate OBG for treating Punctate Epitheliopathies. We anticipate initiating our first pilot trial in the first half of 2018.

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

Currently, the only primary route of administration for drugs treating retinal diseases is through intravitreal injection into the vitreous of the eye. These injections must be given as frequently as once per month when treating chronic diseases like macular degeneration. Unfortunately, there are known drawbacks associated with administering intravitreal injections, including safety risks, adverse patient experience and being time- and labor-intensive to administer. Data from our Phase 1b/2a proof-of-concept macular edema trial suggests that iontophoresis can non-invasively deliver EGP-437 to the back of the eye. The non-invasive delivery of EGP-437 has demonstrated a positive response in some patients with macular edema.

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

EyeGate OBG: Punctate Epitheliopathies

Punctate Epitheliopathies, or PE, are an early sign of epithelial compromise and are associated with a variety of pathologic ocular inflammatory conditions including ocular causes, as well as systemic diseases. This ocular surface condition is common and may represent areas of epithelial cell damage and loss and therefore stain positively with fluorescein. PE is characterized by a breakdown or damage of the epithelium of the cornea in a pinpoint pattern, which can be seen with examination with a slit-lamp. Patients may present with non-specific symptoms such as red eye, tearing, foreign body sensation, photophobia and burning. Causes can include dry eye, acute and chronic bacterial and viral conjunctivitis, trauma, contact lens wear (tight lens syndrome), chemical irritation and burns, diabetic and infectious neuropathies, chemotherapy and corneal abrasion.

Standard of care treatments are aimed at attempting to heal these punctate micro defects and/or epitheliopathies and can include increasing humidity, artificial tears, lubricants and ointments and in severe cases can even utilize bandage contact lens, antibiotics and amniotic membrane graphs, as well as treating the underlying cause with topical anti-inflammatory and T cell modulators. The endpoint of treatment is to re-epithelize the cornea and resolve the corneal staining. Resolution of the corneal staining are frequently measured by scales such as the National Eye Institute Scale (NEI) or Oxford scale. These standardized and validated scales have been developed to help score and measure these defects. Often these current treatments fall short as they are ineffective in protecting and enabling corneal re-epithelization. The artificial tears have limited residence time and often do nothing to mechanically protect the cornea and create an environment that can accelerate corneal reepithelization and resolve staining. Furthermore, many of the ointments and gels, although offering better residence time, are thicker and blur vision, thus making them less attractive for day time use.

The EyeGate OBG, once applied to the eye, forms a thin layer that protects the eye to promote re-epithelization in the management of a variety of large and small corneal epithelial defects including PE.

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

Clinical Trial Results

EyeGate OBG: Large Corneal Epithelial Defects

In the first quarter of 2017, we reported topline results from the first-in-human pilot trial of EyeGate OBG, the acceleration of re-epithelialization of large corneal epithelial defects in patients having undergone photorefractive keratectomy (“PRK”). The prospective, randomized, controlled study enrolled 39 subjects undergoing bilateral PRK surgery and aimed to assess the safety and performance of EyeGate OBG on its own or combined with a Bandage Contact Lens (“BCL”) compared to the current standard of care, artificial tears and BCL. The primary endpoint of the study was complete wound closure by Day 3.

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

The study demonstrated safety and tolerability of EyeGate OBG, with encouraging potential efficacy. 83.3% of the subjects in Arm 1 (EyeGate OBG alone) achieved complete wound closure by Day 3, compared to 53.8% of patients that received the standard of care. Thus, the OBG arm had approximately 55% more subjects achieve full wound closure on Day 3 than the standard of care arm. Also, on Day 3, the average wound length, measured horizontally and vertically was 83.3% and 66.7% smaller, respectively, for the OBG arm versus the standard or care arm. Additionally, on Day 1 (24 hours post-surgery), the average wound length, measured horizontally and vertically, was 35.9% and 27.4% smaller, respectively, for the OBG arm versus the standard-of-care arm. Based on these positive results, EyeGate plans to continue development with a double-masked, controlled trial evaluating EyeGate OBG monotherapy against BCL in the first half of 2018.

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

We have completed seven clinical trials under IND 107,846 for the EGP-437 Combination Product. The first two trials were executed in parallel - a Phase 1/2 non-infectious anterior uveitis trial and a Phase 2 dry eye trial. These two trials were followed by a Phase 3 dry eye trial. Subsequently, we completed our first Phase 3 trial for non-infectious anterior uveitis. During the time that we executed the Phase 3 non-infectious anterior uveitis trial we completed a Phase 2 proof-of-concept cataract surgery trial, with prophylactic treatment of the EGP-437 Combination Product. In 2016, we completed a Phase 1b/2a dose ranging trial treating inflammation and pain for subjects that have undergone cataract surgery and a Phase 1b/2a proof-of-concept macular edema trial.

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

A positive response was achieved demonstrating that EGP-437 delivered via our EyeGate® II Delivery System was safe and effective in reducing inflammation and preventing pain. The best responses were achieved with the 4.5mA-min and 9.0mA-min cohorts with similar or greater percentage of patients with ACC count of zero greater than Durezol* at Day 7. Both EGP-437 cohorts demonstrated a greater proportion of patients with ACC count of zero than Durezol* at Day 28. The percentage of patients with zero pain was better than Durezol* at Day 4, 7 and 14 for both EGP-437 cohorts. The optimal dose was determined to take forward into a Phase 2b trial, initiated in the third quarter of 2017.

14 mA-min
4.5 mA-min
Placebo
Durezol*
ACC Count = 0
(ITT, LOCF Data)
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
20%
30%
0%
22%
30%
30%
0%
41%
70%
80%
0%
61%
Day 7
Day 14
Day 28

*Durezol is a topical corticosteroid approved for the treatment of pain and inflammation post ocular surgery and data shown is from CDER Application Number 22-212: Medical Review for Durezol, studies ST-601A-002a and 002b. Durezol data shown is based on combined data from both studies. QID dose, ITT, LOCF.

EGP-437 data based on treatments given on Days 0, 1, and 4 (some subjects received additional dose at Day 7) and is ITT, LOCF.

14 mA-min
4.5 mA-min
Placebo
Durezol*
Pain = 0
(ITT, LOCF Data)
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
90%
70%
10%
80%
70%
10%
45%
80%
80%
10%
58%
90%
90%
10%
63%
Day 1
Day 4
Day 7
Day 14

*Durezol is a topical corticosteroid approved for the treatment of pain and inflammation post ocular surgery and data shown is from CDER Application Number 22-212: Medical Review for Durezol, studies ST-601A-002a and 002b. Durezol data shown is based on combined data from both studies. QID dose, ITT, LOCF.

EGP-437 data based on treatments given on Days 0, 1, and 4 (some subjects received additional dose at Day 7) and is ITT, LOCF.

Cataract Surgery: Phase 2b Trial (EGP-437-009)

We announced topline data for this trial in the first quarter of 2018. Although EGP-437 demonstrated a higher rate of success compared to vehicle at all time points, the co-primary endpoints of proportion of subjects with an anterior chamber cell (ACC) count of zero at day 7 and the proportion of subjects with a pain score of zero at day 1 did not show statistical significance. The efficacy results for the absence of inflammatory cells in the EGP-437 treatment group met our expectations, but the vehicle group response was better than anticipated. The difference in proportion of subjects with total clearing of ACC between the EGP-437 group and the Placebo widens at Day 14 and Day 28, trending towards statistical significance (see graph below). Also, the difference in average or mean cell count at Day 7 (the day for evaluating the primary endpoint) between the EGP-437 group and the Placebo group was statistically significant with a P value = 0.0096.

We will continue to review the data to determine next steps and to continue evaluating EGP-437 for the reduction of inflammation and pain following ocular surgery.

Macular Edema: Phase 1b/2a Trial (EGP-437-007)

We have reported data for our first clinical trial treating a back of the eye indication, macular edema. The Phase 1b/2a proof-of-concept trial suggests that iontophoresis can non-invasively deliver EGP-437 to the back of the eye. The non-invasive delivery of EGP-437 has demonstrated a positive response in some patients with macular edema.

The completed Phase 1b / 2a clinical trial is a multi-center, open-label trial. The data reported was based on the first 19 patients enrolled and had macular edema associated with Retinal Vein Occlusion, Diabetic Retinopathy or Post-Surgical (cystoid) Macular Edema. The primary objective of this trial is to evaluate the safety and efficacy of iontophoretic EGP-437 in patients suffering from Macular Edema. Three treatments at 14.0 mA-min (3.5mA) were administered on Day 0, Day 4 and Day 9. Primary outcome of the trial measured reduction in mean central subfield thickness on Day 4, Day, 9 and Day 14. Ozurdex® was administered as control to patients that did not respond to the investigational therapy at Day 14 and were re-evaluated at Day 28.

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

•	The EGP-437 Combination Product produced the same outcomes compared to PA while eliminating the need to apply up to eight eye drops a day, for a total of 154 drops over a four-week period - eight times per day for week one, six times per day for week two and four times per day for weeks three and four.

•	This was achieved with a lower incidence of increased IOP, which is characterized as an increase of six mm Hg or more from baseline; in the EGP-437 Combined Product group, 14 subjects had 17 occurrences while 24 subjects had 41 occurrences in the PA arm.

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

TREATMENT GROUP
CHARACTERISTIC	STATISTIC OR CATEGORY	1.6 mA-min (N = 10)	4.8 mA-min (N = 10)	10.0 mA-min (N = 10)	14.0 mA-min (N = 10)	Total (N = 40)
ACC Score of Zero	Day 14	8 (80)%	6 (60)%	2 (20)%	3 (30)%	19 (48)%
	Day 28	8 (80)%	6 (60)%	5 (50)%	5 (50)%	24 (60)%
ACC Count of Zero	Day 14	4(40)%	1 (10)%	1 (10)%	1 (10)%	7 (18)%
	Day 28	6 (60)%	2 (20)%	1 (10)%	5 (50)%	14 (35)%

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

The results from this trial appeared to demonstrate that the most effective EGP-437 dose level is in the 1.6 mA-min at 0.4 mA dose level. The level of association between the iontophoresis treatments and achieving an ACC Score of zero was assessed and the association was estimated to be statistically significant at a 5% level of significance (p-value = 0.032) on Day 14, suggesting that the treatment differences are larger than would be expected by chance alone. The probability-value or p-value is a number between 0.00 and 1.00, and is used to demonstrate the strength of a conclusion drawn from clinical trial data. Essentially the p-value measures consistency between the results actually obtained in the trial and the “pure chance” explanation for those results. A statement and corresponding p-value are considered of strong significance if the probability of the same reaction occurring randomly or by chance is less than 5%, corresponding to a p-value of p<0.05.

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

Clinical Development Plan

EyeGate OBG

The EyeGate OBG has been shown to provide a mechanical barrier that aids in the management of corneal epithelial wounds, defects and epitheliopathies. EyeGate OBG has been shown to accelerate re-epithelization in both preclinical studies and in clinical ophthalmic veterinary use. As such, photorefractive keratectomy (PRK) surgery was chosen as the subject population, which is best suited to demonstrate the acceleration of re-epithelization. PRK is an efficacious alternative to patients seeking surgical correction of refractive errors who are not suitable candidates for laser in situ keratomileusis (LASIK) due to inadequate corneal thickness, larger pupil size, history of keratoconjunctivitis sicca (KCS), or anterior basement membrane disease. The primary effectiveness endpoint for this initial pilot trial was time to re-epithelization of epithelial defect following PRK surgery. We have completed the initial proof-of-concept trial and announced positive top-line data in the first quarter of 2017. We anticipate initiating a prospective, masked pilot clinical trial in the first half of 2018 for large corneal epithelial defects following PRK surgery.

The FDA, at the pre-submission meeting that occurred in the fourth quarter of 2016, asked us to file an Investigational Device Exemption (IDE) application prior to continuing with the development of OBG. The IDE was filed in May of 2017 and in June of 2017, 30 days following submission, we received a comment letter from the FDA. The letter asked us to complete specific tasks and to submit an IDE amendment with the results for those tasks. The majority of the comments were related to the validation of the manufacturing process for OBG. Due to the chemical characteristics of OBG, we are unable to terminally sterilize our final product. Terminal sterilization means that the product in its final container is subjected to a sterilization process such as heat or irradiation. We provide a sterile product produced by aseptic processing. In an aseptic process, the drug product, container, and closure are first subjected to sterilization methods separately, as appropriate, and then brought together. Because there is no process to sterilize the product in its final container, it is critical that containers be filled and sealed in an extremely high-quality environment. Aseptic processing involves more variables than terminal sterilization. Before aseptic assembly into a final product, the individual parts of the final product are generally subjected to various sterilization processes. Each of these manufacturing processes requires validation and control. A terminally sterilized product, on the other hand, undergoes final sterilization in a sealed container, thus limiting the possibility of error.

Some of the items requested from the FDA included tasks such as:

•	Evaluate the manufacturing process to eliminate sources which could contribute to excessive bioburden levels,
•	Provide alert and action levels for device components prior to filter sterilization,
•	Provide description of validation protocol and bacterial retention results for sterilizing grade filters,
•	Provide percent recovery results for bioburden test methods,
•	Validate gamma irradiation dose for device packaging, and
•	Include validated analytical methods to identify and quantify impurities.

We plan on filing the IDE amendment in the first quarter of 2018 and anticipate commencing our next PRK trial in the first half of 2018. We also plan on submitting a second IDE in the first quarter of 2018 for the development of OBG for the treatment of Punctate Epitheliopathies, including dry eye. We anticipate commencing this pilot trial in the first half of 2018.

EGP-437: Cataract Surgery

We have completed three trials (Phase 2 prophylactic, Phase 1b/2a dose-ranging and Phase 2b) and reported positive data for our Phase 1b/2a dose-ranging clinical trial for the treatment of ocular inflammation and pain in post-surgical cataract patients. The design of this trial is based on treating the patients’ post-surgery and not prophylactically. The Phase 1b/2a clinical trial was a multi-center, open-label trial enrolling 80 subjects who had undergone unilateral cataract extraction and implantation of a monofocal intra-ocular lens. The primary objective of this trial was to assess the safety and efficacy of iontophoretic EGP-437 in these patients following surgery. A positive response was achieved and an optimal dose was determined to take forward into a Phase 2b trial that was initiated in the third quarter of 2017. We announced topline data for the Phase 2b trial in the first quarter of 2018. Although EGP-437 demonstrated a higher rate of success compared to vehicle at all time points, the co-primary endpoints of proportion of subjects with an anterior chamber cell (ACC) count of zero at day 7 and the proportion of subjects with a pain score of zero at day 1 did not show statistical significance. The efficacy results for the absence of inflammatory cells in the EGP-437 treatment group met our expectations, but the vehicle group response was better than anticipated. We will continue to review the data to determine next steps and to continue evaluating EGP-437 for the reduction of pain and inflammation following ocular surgery.

EGP-437: Anterior Uveitis

We have completed two trials (Phase 1/2 and Phase 3) for anterior uveitis and have demonstrated in the completed Phase 3 non-inferiority study that two iontophoretic treatments with our EGP-437 Combination Product achieved the same response rate as the positive control for the primary efficacy endpoint, a complete clearing of anterior chamber cells, by Day 14. This was achieved with a lower incidence of increased IOP, which is characterized as an increase of six mm Hg or more from baseline. We currently have an ongoing confirmatory Phase 3 trial underway and anticipate top-line data in the second quarter of 2018. The FDA has provided guidance that the ongoing confirmatory Phase 3 trial of EGP-437 in anterior uveitis meets non-inferiority criteria, data from this trial along with data from our previously completed Phase 3 trial in anterior uveitis will be sufficient to support an NDA filing. The FDA also communicated that the design of the ongoing confirmatory Phase 3 anterior uveitis trial is acceptable and that the nonclinical work completed to date is sufficient to support an NDA filing.

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

Patent Portfolio

Our patent portfolio includes drug delivery device patents directed to the EyeGate® II Delivery System, drug composition patents directed to EGP-437 and other compositions and devices related to the EyeGate® II Delivery System. In addition, further patent applications are directed to the CMHA-S platform in combination with active therapeutics to treat ocular diseases. These issued patents will expire between 2018 and 2034.

We have been developing drug compositions and drug delivery systems for non-invasive treatment on the eye for several years. These delivery systems include various patented and patent pending drug delivery devices, active therapeutics and combination device/therapeutic to treat components of the eye, such as the cornea, sclera, and combinations thereof. These devices and therapeutics have been further improved to provide better patient comfort levels, patient compliance and recovery times. The delivery system patent portfolio consists of seven Patent families, which includes fifteen U.S. Patents and 87 corresponding International Patents. We hold fifteen patents (thirteen issued and two allowed). Additionally, we hold 103 patents by way of our subsidiary, EyeGate Pharma S.A.S., a French corporation, or EyeGate S.A.S.

License Agreements

We are a party to six license agreements as described below. Four of the six license agreements require us to pay royalties or fees to the licensor based on revenue related to the licensed technology, and the agreements with Valeant require Valeant to pay royalties to us based on revenue related to the licensed technology.

On February 15, 1999, we entered in to an exclusive worldwide license agreement with the University of Miami School of Medicine to license technology relating to our EyeGate® II Delivery System, which grants us the right to use certain French, European, Canadian, Japanese, American, Mexican, Korean, Brazilian and Israeli patents in our EGP-437 Combination Product. This agreement, which was amended in December 2005, requires us to pay to the University of Miami an annual license fee of $12,500. This license also requires payments to the University of Miami upon our achievement of certain milestones. All annual license fee and milestone payments have been paid to date. The total amount of milestone payments paid to date under this license agreement is $30,000 and there are potential aggregate additional amounts of up to $70,000 due on certain milestones being met. This license agreement remains in effect until the later of twelve (12) years after the date of the first commercial sale of the applicable product or the date of the last to expire patent relating to the patent rights under the Agreement. Upon such expiration and assuming it was not terminated earlier in accordance with its terms, we retain a fully paid up and perpetual license to the product and certain intellectual property. The license agreement also provides that it may be terminated by either party in the case of continued material breach or provision of false reports, by the licensor pertaining to certain bankruptcy or insolvency circumstances regarding our company or by us upon ninety (90) days prior written notice.

On July 23, 1999, we entered into a perpetual Transaction Protocol agreement with Francine Behar-Cohen to acknowledge our right to use certain patents that Ms. Behar-Cohen had certain ownership rights with respect to and which are used in our EGP-437 Combination Product. The agreement also provides for us to pay Ms. Behar-Cohen a fee based on a percentage of the pre-tax turnover generated from sales of our EGP-437 Combination Product relating to our inclusion of the EyeGate® II Delivery System. The fees due under the agreement expired in January 2018.

On September 12, 2013, Jade entered into an agreement with BioTime, Inc. granting to it the exclusive worldwide right to commercialize cross-linked thiolated carboxymethyl hyaluronic acid (“CMHA-S”) for ophthalmic treatments in humans.  The agreement calls for a license issue fee paid to BioTime of $50,000, and requires us (through our Jade subsidiary) to pay an annual fee of $30,000 and royalties to BioTime based on revenue relating to any product incorporating the CMHA-S technology. The agreement expires when patent protection for the CMHA-S technology lapses.

On July 9, 2015, we entered into an exclusive worldwide licensing agreement with a subsidiary of Valeant through which we have granted Valeant exclusive, worldwide commercial and manufacturing rights to our EGP-437 Product in the field of anterior uveitis, as well as a right of last negotiation to license the EGP-437 Product for other indications. Under the agreement, Valeant paid us an upfront payment of $1.0 million. We are eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified developmental and commercial milestones. In addition, we are eligible to receive royalties based on a specified percent of net sales of the Product throughout the world, subject to adjustment in certain circumstances.

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

On February 21, 2017, we entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant (the “New Valeant Agreement”), through which we granted Valeant exclusive, worldwide commercial and manufacturing rights to its EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients (the “New Field”). Under the New Valeant Agreement, Valeant paid us an initial upfront payment of $4.0 million, and we are eligible to receive milestone payments totaling up to approximately $99.0 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Product for the New Field. In addition, we are eligible under the New Valeant Agreement to receive royalties based on a specified percent of net sales of its EGP-437 Product for the New Field throughout the world, subject to adjustment in certain circumstances.

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

Sales and Marketing

We have entered into two exclusive global License Agreements with subsidiaries of Valeant Pharmaceuticals International, Inc. (“Valeant”), through which we have granted Valeant exclusive, worldwide commercial and manufacturing rights to its EyeGate® II Delivery System and EGP-437 combination product (“Product”) in the fields of anterior uveitis and ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients, as well as a right of last negotiation to license the Product for other indications.

If EyeGate OBG is approved by the FDA for commercial sale, we may enter into agreements with third parties to sell EyeGate OBG or we may choose to market EyeGate OBG directly to physicians in the United States through our own sales and marketing force and related internal commercialization infrastructure. If we market EyeGate OBG directly, we will need to incur significant additional expenses and commit significant additional management resources to establish and train an internal sales and marketing force to market and sell EyeGate OBG.

Manufacturing

We do not have, and do not intend to establish an in-house manufacturing capability for our products and as a result we will depend heavily on third-party contract manufacturers to produce and package our products. We currently do not have any contractual relationships with third-party manufacturers. We intend to rely on third-party suppliers that we have used in the past for the manufacturing of various components that comprise our EGP-437 Combination Product, EyeGate OBG and other contemplated clinical trials.

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

Our competitors in the treatment of non-infectious anterior uveitis and inflammation post cataract surgery include Durezol® (Novartis AG), Lotemax® (Valeant Pharmaceuticals International, Inc.), Pred Forte® (Allergan, Inc.) and prednisolone acetate ophthalmic suspension (1%) (Novartis AG). We are not aware of any FDA approved eye drops for the management and the acceleration of re-epithelization of corneal epithelial defects following photorefractive keratectomy (PRK) surgery.

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

Employees

As of December 31, 2017, we had seventeen full time employees.

Business Segment and Geographical Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. We view our operations and manage our business in one operating segment. We operate in one geographic segment (research and development).

Our Corporate Information

EyeGate Pharmaceuticals, Inc. was formed as a Delaware corporation on December 26, 2004. We were originally incorporated in 1998 under the name of Optis France S.A. in Paris, France. At the time of our incorporation in Delaware, the name of the French corporation was changed to EyeGate Pharma S.A.S. and became a subsidiary of EyeGate Pharmaceuticals, Inc. Our principal executive offices are located at 271 Waverley Oaks Road, Suite 108, Waltham, MA 02452, and our telephone number is (781) 788-9043.

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

Since inception, we have incurred significant operating losses. Our net loss was approximately $13.2 million for the year ended December 31, 2017, $13.3 million for the year ended December 31, 2016 and $91.8 million from the period of inception (December 26, 2004) through December 31, 2017. To date, we have financed our operations primarily through private placements of our preferred stock and convertible promissory notes, public offerings of our common stock, and payments from our license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2008, clinical trials. We are still in the development stage of our product candidates and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our recurring losses from operations have caused management to determine there is substantial doubt regarding our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2017 with respect to this uncertainty.

We anticipate that our expenses will continue to be significant with the clinical trials for our EGP-437 Combination Product, which consists of EGP-437 and our EyeGate® II Delivery System, as well as the ongoing development of our EyeGate OBG product.

Our expenses will also increase if and as we:

•	pursue a safety clinical trial evaluating corneal endothelial cell counts over a six-month period with the EGP-437 Combination Product;

•	seek marketing approval for the EGP-437 Combination Product for anterior uveitis or post cataract surgery inflammation and pain in the U.S., as well as for EyeGate OBG, whether alone or in collaboration with third parties;

•	pursue the development of the EGP-437 Combination Product for the treatment of additional indications or for use in other patient populations or, if it is approved, seek to broaden the label for the EGP-437 Combination Product;

•	continue the research and development of our other product candidates, including EyeGate OBG;

•	seek to develop additional product candidates;

•	in-license or acquire the rights to other products, product candidates or technologies for the treatment of ophthalmic diseases;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•	establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific and management personnel;

•	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and planned future commercialization efforts and our operations as a public company; and

•	increase our insurance coverage as we expand our clinical trials and commence commercialization of the EGP-437 Combination Product and EyeGate OBG.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if:

•	we are required by the U.S. Food and Drug Administration, or FDA, or foreign equivalents, to perform studies or clinical trials in addition to those currently expected;

•	there are any delays in enrollment of patients in or completing our clinical trials or the development of the EGP-437 Combination Product, EyeGate OBG, or any other product candidates that we may develop.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, the EGP-437 Combination Product, EyeGate OBG, or other product candidates that we may develop, which may never occur. This will require us to be successful in a range of challenging activities, including:

•

continuing and obtaining favorable results from a confirmatory Phase 3 clinical trial for the EGP-437 Combination Product for the treatment of non-infectious anterior uveitis and post cataract surgery inflammation and pain, and for the endothelial cell count safety trial;

•	subject to obtaining favorable results from a confirmatory Phase 3 clinical trial for the EGP-437 Combination Product treating anterior uveitis and post cataract surgery inflammation and pain patients, applying for and obtaining marketing approval for the EGP-437 Combination Product;

•	establishing collaboration, distribution or other marketing arrangements with third parties to commercialize the EGP-437 Combination Product and EyeGate OBG in markets outside the U.S.;

•	achieving an adequate level of market acceptance of our product candidates;

•	protecting our rights to our intellectual property portfolio related to our product candidates; and

•	ensuring the manufacture of commercial quantities of the EGP-437 Combination Product and EyeGate OBG.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly continuing our clinical trial evaluating the EGP-437 Combination Product for the treatments of uveitis and post-cataract surgery inflammation and pain, as well as developing our EyeGate OBG product. In the future, we expect to raise additional financial resources for the continued clinical development of the EGP-437 Combination Product, EyeGate OBG, and other product candidates we may develop. In addition, if we obtain regulatory approval for any of our product candidates, we would need to devote substantial financial resources to commercialization efforts, including product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

As of December 31, 2017, we had cash and cash equivalents of $7.8 million. We will have sufficient cash to fund planned operations for approximately seven months, however, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we completed our initial public offering, our August 2015 follow-on public offering, our June 2016 registered direct offering, sales under the ATM Agreement, and our June 2017 follow-on public offering, additional capital may not be available on terms favorable to us, if at all. Accordingly, no assurances can be given that management will be successful in these endeavors. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

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

We are a clinical-stage company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2008, conducting clinical trials of the EGP-437 Combination Product, as well as the EyeGate OBG. We have not yet demonstrated our ability to successfully complete development of a product candidate, obtain marketing approvals, manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization.

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

Risks Related to the Discovery and Development of Our Product Candidates

We depend heavily on the success of the EGP-437 Combination Product and EyeGate OBG. If we are unable to successfully obtain marketing approval for the EGP-437 Combination Product and EyeGate OBG, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize the EGP-437 Combination Product and EyeGate OBG, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of the EGP-437 Combination Product for the treatment of patients with non-infectious anterior uveitis and post cataract surgery inflammation and pain, and the EyeGate OBG. There remains a significant risk that we will fail to successfully develop the EGP-437 Combination Product and EyeGate OBG. In 2013, we completed a Phase 3 clinical trial to evaluate the safety, tolerability and efficacy of the EGP-437 Combination Product in patients with non-infectious anterior uveitis. In 2017, we also completed a Phase 2b clinical trial for post cataract surgery inflammation and pain. Our development plan for the EGP-437 Combination Product consists of a confirmatory Phase 3 clinical trial evaluating the EGP-437 Combination Product for the treatment of non-infectious anterior uveitis, which is currently in progress, a confirmatory Phase 3 clinical trial evaluating the EGP-437 Combination Product for post cataract surgery inflammation and pain, and a separate clinical trial evaluating corneal endothelial cell counts six months post treatment of the EGP-437 Combination Product. In 2017, we completed the first-in-human pilot trial of EyeGate OBG. Our development plan for EyeGate OBG consists of a second pilot trial that we anticipate commencing in the first half of 2018 and, assuming positive results from that trial, a subsequent pivotal trial we expect to initiate in the second half of 2018. We cannot accurately predict when or if the EGP-437 Combination Product and EyeGate OBG will prove effective or safe in humans or whether it will receive marketing approval. Our ability to generate product revenues, which may never occur, will depend heavily on our obtaining marketing approval for and commercializing the EGP-437 Combination Product and EyeGate OBG.

The success of the EGP-437 Combination Product and EyeGate OBG will depend on several factors, including the following:

•	obtaining favorable results from confirmatory Phase 3 clinical trials for the EGP-437 Combination Product and for the endothelial cell count safety trial, and from the second trial and subsequent pivotal trial of EyeGate OBG;

•	applying for and receiving marketing approvals from applicable regulatory authorities for the EGP-437 Combination Product and EyeGate OBG;

•	making arrangements with third-party manufacturers for commercial quantities of EyeGate OBG and both the EGP-437 and the EyeGate® II Delivery System and receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities;

•	establishing sales, marketing and distribution capabilities and launching commercial sales of the EGP-437 Combination Product and EyeGate OBG, if and when approved, whether alone or in collaboration with others;

•	acceptance of the EGP-437 Combination Product and EyeGate OBG, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies, including the existing standard of care;

•	maintaining a continued acceptable safety profile of the EGP-437 Combination Product and EyeGate OBG following approval;

•	obtaining and maintaining coverage and adequate reimbursement from third-party payors;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and

•	protecting our rights in our intellectual property portfolio related to the EGP-437 Combination Product and EyeGate OBG.

Successful development of the EGP-437 Combination Product for additional indications, if any, or for use in broader patient populations and our ability, if it is approved, to broaden the label for the EGP-437 Combination Product will depend on similar factors. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the EGP-437 Combination Product and/or EyeGate OBG, which would materially harm our business.

If clinical trials of the EGP-437 Combination Product, EyeGate OBG or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be delayed or unable to complete, the development and commercialization of the EGP-437 Combination Product, EyeGate OBG or any other product candidate.

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

We may fail to achieve success in our confirmatory Phase 3 clinical trials evaluating the EGP-437 Combination Product for the treatment of non-infectious anterior uveitis or post cataract surgery inflammation and pain for a variety of potential reasons. Even if our confirmatory Phase 3 trials are successful in showing confirmatory data, the FDA may still require us to provide additional data to grant regulatory approval.

We are conducting our confirmatory Phase 3 clinical trial for the treatment of non-infectious anterior uveitis at many clinical centers that were not included in our first Phase 3 trial. The introduction of new centers, and the resulting involvement of new treating physicians, can introduce additional variability into the conduct of the trials in accordance with their protocols and may result in greater variability of patient outcomes, which could adversely affect our ability to detect statistically significant differences between patients treated with the EGP-437 Combination Product and the standard of care control.

If, in our confirmatory Phase 3 clinical trials, we do not demonstrate non-inferiority as compared with the standard of care and if the FDA does not find this to be an acceptable means of meeting the requirements for marketing approval, we will not receive marketing approval for the EGP-437 Combination Product, and we will have to conduct another Phase 3 clinical trial if we wish to seek marketing approval for the EGP-437 Combination Product in the future.

The protocol for our confirmatory Phase 3 clinical trials and other supporting information are subject to review by the FDA and regulatory authorities outside the U.S. We did not submit the protocols for our second confirmatory Phase 3 clinical trials and do not plan on submitting the protocols for our separate safety trial of the EGP-437 Combination Product to the FDA at any time prior to the raising of additional funds. We have not received guidance from other regulatory authorities outside the U.S. regarding the design of our confirmatory Phase 3 clinical trials.

Our confirmatory Phase 3 clinical trial for the treatment of non-infectious anterior uveitis has a non-inferiority design. We may be unable to demonstrate non-inferiority against the standard of care, PA, which may cause us to undergo additional clinical trials or admit additional subjects to our trials delaying the time and increasing the expense it may take to commercialize our EGP-437 Combination Product.

Our confirmatory Phase 3 clinical trial for the treatment of non-infectious anterior uveitis uses a non-inferiority design rather than a superiority design. In order to meet our primary endpoint, we must show that patients treated with the EGP-437 Combination Product demonstrate non-inferiority according to pre-set non-inferiority margins as compared with the standard of care, PA. We may be unable to demonstrate non-inferiority against the standard of care. The design and conduct of non-inferiority trials, including selection of non-inferiority margins, account for many factors that can induce bias in the estimated effect of the standard of care in the non-inferiority trial and thus lead to bias in the estimated effect of the experimental treatment and perhaps lead to a trial design that does not ensure that the experimental treatment preserves a clinically acceptable fraction of the standard’s effect, which may result in a vulnerability of the integrity of a non-inferiority trial to the irregularities in trial conduct. Our choice of an endpoint based on total clearance of inflammatory cells in the anterior chamber of the eye means that success will depend to a significant degree on the accuracy of our assumptions about the total clearance of inflammatory cells in the anterior chamber of the eye in the comparator arms of our Phase 3 trial. Although we believe we have been conservative in our assumptions, if, for example, patients in the comparator arm of our trial have significantly different clearance of inflammatory cells than we expect, we may find that our trial is unfeasible or we may have to enroll more patients at additional cost and delay.

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

If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of such product candidates.

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

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

Risks Related to the Commercialization of Our Product Candidates

Even if the EGP-437 Combination Product, EyeGate OBG or any other product candidate that we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for the EGP-437 Combination Product and EyeGate OBG may be smaller than we estimate.

If the EGP-437 Combination Product, EyeGate OBG or any other product candidate that we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community.

Current treatments that are used for anterior uveitis and inflammation post cataract surgery include topical corticosteroids such as Durezol® (Novartis AG), Lotemax® (Valeant Pharmaceuticals International, Inc.), Pred Forte® (Allergan, Inc.) and prednisolone acetate ophthalmic suspension (1%) (Novartis AG), as well as topical NSAIDs such as Bromfenac. These treatments are well established in the medical community, and doctors may continue to rely on these treatments rather than our EGP-437 Combination Product, if and when it is approved for marketing by the FDA.

Current treatment or standard-of-care post photorefractive keratectomy (PRK) surgery is a bandage contact lens (BCL), such as the Acuvue Oasys® (Johnson & Johnson Vision Care, Inc.), along with a variety of topical antibiotics and anti-inflammatories, which are available from several suppliers. BCL as treatments post PRK surgery are well established in the medical community, and doctors may continue to rely on these treatments rather than the EyeGate OBG Product, if and when it is cleared for marketing by the FDA.

Our assessment of the potential market opportunity for the EGP-437 Combination Product and EyeGate OBG is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. If the actual market for the EGP-437 Combination Product and EyeGate OBG is smaller than we expect, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

If we are unable to establish sales, marketing and distribution capabilities, we may not be successful in commercializing the EGP-437 Combination Product, EyeGate OBG or any other product candidates that we may develop if and when they are approved.

We do not have a sales or marketing infrastructure. To achieve commercial success for any product for which we have obtained marketing approval and have not licensed the commercialization rights, we will need to establish sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties as we have under the Valeant license agreements.

In the future, we plan to build an ophthalmic focused sales and marketing infrastructure to market or co-promote the EyeGate OBG product and possibly other product candidates that we develop in the U.S., if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of the EyeGate OBG or any other product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We expect to enter into arrangements with third parties to perform consulting, sales, marketing and distribution services in markets outside the U.S. We may also enter into arrangements with third parties to perform these services in the U.S. if we do not establish our own sales, marketing and distribution capabilities in the U.S. or if we determine that such third-party arrangements are otherwise beneficial. Our product revenues and our profitability, if any, under any such third-party sales, marketing or distribution arrangements are likely to be lower than if we were to market, sell and distribute the EGP-437 Combination Product, EyeGate OBG or any other product candidates that we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute the EyeGate OBG product or any other product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market the EGP-437 Combination Product, EyeGate OBG or our other product candidates effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our EGP-437 Combination Product, EyeGate OBG or any other product candidates that we may develop.

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

The current standard of care for non-infectious anterior uveitis and inflammation post cataract surgery include topical corticosteroids such as Durezol® (Novartis AG), Lotemax® (Valeant Pharmaceuticals International, Inc.), Pred Forte® (Allergan, Inc.) and prednisolone acetate ophthalmic suspension (1%) (Novartis AG), as well as topical NSAIDs such as Bromfenac. Current treatment or standard-of-care post PRK surgery is a BCL, such as the Acuvue Oasys® (Johnson & Johnson Vision Care, Inc.) along with a variety of topical antibiotics and anti-inflammatories, which are available from several suppliers.

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

In addition, our ability to compete may be affected in many cases by insurers or other third-party payors, particularly Medicare, seeking to encourage the use of generic products. Generic products are currently being used for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If the EGP-437 Combination Product, EyeGate OBG or any other product candidate that we may develop achieves marketing approval, we expect that it will be priced at a premium over competitive products.

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

We face an inherent risk of product liability exposure related to the use of the EGP-437 Combination Product, EyeGate OBG, and any other product candidates that we develop in human clinical trials and will face an even greater risk if we commercially sell any products that we develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We contract with third parties for the manufacture of the EGP-437 Combination Product and EyeGate OBG for clinical trials and expect to continue to do so in connection with the commercialization of the EGP-437 Combination Product, EyeGate OBG, and for clinical trials and commercialization of any other product candidates that we may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of the EGP-437 Combination Product, EyeGate OBG, or any other of our product candidates. We rely, and expect to continue to rely, on third parties to manufacture clinical and commercial supplies of the EGP-437 Combination Product, EyeGate OBG, preclinical and clinical supplies of our other product candidates that we may develop, and commercial supplies of products if and when any of our product candidates receives marketing approval. Our current and anticipated future dependence upon others for the manufacture of the EGP-437 Combination Product, EyeGate OBG and any other product candidate or product that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.

We currently rely exclusively on third-party manufacturers to assemble and prepare the EGP-437 Combination Product and EyeGate OBG on a purchase order basis. We do not currently have any contractual commitments for commercial supply of bulk drug substance for EGP-437, EyeGate OBG, or fill-finish services or for components of the EyeGate® II Delivery System. We also do not currently have arrangements in place for redundant supply or a second source for bulk drug substance for EGP-437, EyeGate OBG, or for fill-finish services. The prices at which we are able to obtain supplies of EGP-437, EyeGate OBG, fill-finish services, and assemble the EyeGate® II Delivery System may vary substantially over time and adversely affect our financial results.

If our third-party manufacturers for the EGP-437 Combination Product or EyeGate OBG fail to fulfill our purchase orders or should become unavailable to us for any reason, we believe that there are a limited number of potential replacement manufacturers, and we likely would incur added costs and delays in identifying or qualifying such replacements. We could also incur additional costs and delays in identifying or qualifying a replacement manufacturer for fill-finish services if our existing third-party manufacturer should become unavailable for any reason. We may be unable to establish any agreements with such replacement manufacturers or to do so on acceptable terms. Even if we could transfer manufacturing to a different third party, the shift would likely be expensive and time consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need FDA approval before using or selling any products manufactured at that facility.

In connection with our application for a license to market the EGP-437 Combination Product, EyeGate OBG, or other product candidates in the U.S., we may be required to conduct a comparability study if the product we intend to market is supplied by a manufacturer different from the one who supplied the product evaluated in our clinical studies. Delays in designing and completing this study to the satisfaction of the FDA could delay or preclude our development and commercialization plans and thereby limit our revenues and growth.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the medical device, biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office. The risks of being involved in such litigation and proceedings may increase as our product candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. We may not be aware of all such intellectual property rights potentially relating to our product candidates and their uses. Thus, we do not know with certainty that the EGP-437 Combination Product, EyeGate OBG, or any other product candidate, or our commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property.

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

In March 2010, former President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively PPACA. Among the provisions of PPACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any of our product candidates and that are approved for sale, are the following:

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

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding. In addition, it is possible that changes in administration and policy, including the potential repeal of all or parts of the PPACA, resulting from the recent U.S. presidential election could result in additional proposals and/or changes to health care system legislation.

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

The success of our strategic acquisitions will depend, in part, on our ability to successfully integrate the acquired businesses with our existing business. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers and employees or to achieve the anticipated benefits of the acquisition. Successful integration may also be hampered by any differences between the operations and corporate culture of the two organizations. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected.

Risks Related to Our Common Stock

Our principal stockholders, executive officers and directors own a significant percentage of our common stock and will be able to exert a significant control over matters submitted to the stockholders for approval.

Our officers and directors, and stockholders who own more than 5% of our common stock, beneficially own a significant percentage of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated ownership. These stockholders, if they acted together, could significantly influence all matters requiring approval by the stockholders, including the election of directors. The interests of these stockholders may not always coincide with the interests of other stockholders.

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

We have received notices from NASDAQ of non-compliance with its continuing listing rules.

On November 20, 2017, we received a notice from NASDAQ notifying us that as of November 20, 2017, we were not in compliance with NASDAQ Listing Rule 5550(b)(1), as we did not maintain a minimum required stockholders’ equity of $2.5 million, or NASDAQ Listing Rule 5550(b)(2), as the market value of our listed securities (“MVLS”) was below the minimum $35 million for the previous 30 consecutive business days, or NASDAQ Listing Rule 5550(b)(3), as we had not had net income from continuing operations in the latest fiscal year or in two of the last three fiscal years. In accordance with NASDAQ Listing Rule 5810(c)(2)(A)(i), we submitted a plan to regain compliance to NASDAQ on January 4, 2018. NASDAQ accepted that plan, and we have a period of 180 calendar days from receipt of the original notice, or until May 21, 2018, to regain compliance. To regain compliance, at any time during the 180 calendar day-compliance period our MVLS must close at $35 million or more for a minimum of 10 consecutive business days or we must report stockholders’ equity of at least $2.5 million. We are actively monitoring our MVLS and stockholders’ equity between now and May 21, 2018, and will consider available options to resolve the deficiency and regain compliance with Rule 5550(b).

In the event that we do not regain compliance with either Listing Rule 5550(b)(1) or Listing Rule 5550(b)(2) prior to the expiration of the compliance period, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable NASDAQ Listing Rules. A delisting of our common stock would have an adverse effect on the market liquidity of our common stock and, as a result, the market price for our common stock could become more volatile. Further, a delisting also could make it more difficult for us to raise additional capital.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2017, we had federal net operating loss carryforwards of approximately $45.5 million, state net operating loss carryforwards of approximately $33.3 million and aggregate federal and state research and development tax credit carryforwards of approximately $1.6 million and $0.5 million available to reduce future taxable income. These federal and state net operating loss carryforwards and federal and state tax credit carryforwards which will expire at various dates through 2037, if not utilized. Utilization of these net operating loss and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. Under Section 382 of the Code and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. We have not completed a study to determine whether our initial public offering, our registered direct offering, our follow-on public offerings, and other transactions that have occurred over the past three years may have triggered an ownership change limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change net operating loss and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us. In addition, the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017 limits the amount of net operating losses that we are permitted to deduct in any taxable year to 80% of our taxable income in such year. The TCJA also eliminates the ability to carry back net operating losses to prior years, but allows net operating losses generated after 2017 to be carried forward indefinitely. As such, there is a risk that due to such items, our existing net operating losses could expire or be unavailable to offset future income.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years following the end of the fiscal year during which we first sold common equity securities under an effective registration statement, which period for us would end on December 31, 2020. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Fiscal Year Ended December 31, 2017	High	Low
First Quarter	$3.90	$1.42
Second Quarter	2.53	1.21
Third Quarter	1.47	0.90
Fourth Quarter	$1.38	$0.99

Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$4.11	$1.59
Second Quarter	3.75	2.52
Third Quarter	2.56	1.46
Fourth Quarter	$1.85	$1.26

On February 28, 2018, the closing sale price of our common stock on the NASDAQ Market was $0.57 per share. There were 65 holders of record of our common stock as of February 28, 2018. This number does not include beneficial owners whose shares were held in street name.

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

Business Overview

We are a clinical-stage specialty pharmaceutical company focused on developing and commercializing products for treating diseases and disorders of the eye. We accomplish this by leveraging our two proprietary platform technologies, crosslinked thiolated carboxymethyl hyaluronic acid (“CMHA-S”) and iontophoresis drug delivery system. Our CMHA-S platform is based on a modified form of the natural polymer hyaluronic acid (“HA”), which is a gel that possesses unique physical and chemical properties such as hydrating and promoting wound healing when applied to the ocular surface. We believe that the ability of CMHA-S to adhere longer to the ocular surface, while hydrating and promoting wound healing, makes it well-suited for treating various ocular surface injuries from dry eye to corneal wounds.

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

Our first CMHA-S-based product candidate, EyeGate OBG, is a topically applied 0.75% CMHA-S eye drop formulation that has completed its first-in-man or proof-of concept clinical trial. Preclinical studies suggest that the specific CMHA-S chemical modification comprising EyeGate OBG creates a favorable set of attributes, including prolonged retention time on the ocular surface, and a smooth continuous clear barrier without blur that can minimize mechanical lid friction, reduce repeat injury, and mechanically protect the ocular surface, allowing accelerated corneal re-epithelization. It is intended for the management of corneal epithelial wounds/defects and epitheliopathies, and to accelerate re-epithelization of the ocular surface following surgery, infections, and other traumatic and non-traumatic conditions.

EyeGate OBG is being developed pursuant to a de novo 510(k) regulatory pathway for devices submitted for marketing clearance to the U.S. Food and Drug Administration, or FDA. We plan to develop EyeGate OBG for two indications, acceleration of corneal re-epithelization post photorefractive keratectomy and for the reduction of corneal staining in patients with punctate epitheliopathies (i.e. moderate dry eye patients). We believe that EyeGate OBG is the first and only eye drop being developed in the U.S. to target acceleration of corneal re-epithelization.

EyeGate OBG has successfully completed its first-in-man clinical trial demonstrating the acceleration of re-epithelization of the cornea following photorefractive keratectomy. We anticipate approval of our Investigative Device Exemption (IDE) and initiating a second trial, the pilot trial, in the first half of 2018. We plan to file an additional IDE for the same product to treat patients with punctate epitheliopathies, focused on moderate dry eye, in the first quarter of 2018. We anticipate initiating the trial in the first half of 2018.

The same crosslinked HA in EyeGate OBG is presently available commercially as a veterinary device indicated for use in the management of superficial noninfectious corneal ulcers. Manufactured by SentrX Animal Care and sold in the U.S. by Bayer Animal Health as Remend® Corneal Repair, the product has been used successfully for five years in dogs, cats and horses, without adverse effects. The composition of the veterinary product is identical to that of the EyeGate OBG. We have obtained a license from BioTime, Inc. for the exclusive worldwide right to commercialize CMHA-S for ophthalmic treatments in humans. We paid BioTime $50,000, and are required to pay an annual fee of $30,000 and royalties to BioTime based on revenue relating to any product incorporating the CMHA-S technology. Our license agreement expires when patent protection for the CMHA-S technology lapses, which is expected to occur in the U.S. in 2027. We do not have the rights to the CMHA-S platform for animal health or veterinary medicine.

Our other product candidate from our second platform is EGP-437, a reformulated topically active corticosteroid, dexamethasone phosphate, delivered into the ocular tissues through our proprietary innovative iontophoresis drug delivery system, the EyeGate® II Delivery System. The EyeGate® II Delivery System features a compact and easy-to-use device that we believe has the potential to deliver drugs non-invasively and quickly into the ocular tissues through the use of iontophoresis, which can accelerate the onset of action, dramatically reduce dosing frequency compared to regular eye drops, and sustain the duration of therapeutic effect. Iontophoresis employs the use of a low electrical current that promotes the migration of a charged drug substance across biological membranes. The EyeGate® II Delivery System is easy-to-use, taking only a few minutes to deliver medication. More than 3,000 treatments have been administered to date using our EyeGate® II Delivery System in clinical trials. EGP-437 is currently in clinical development for the treatment of various inflammatory conditions of the eye. Current programs include the treatment of ocular inflammation and pain in post-surgical cataract patients and the treatment of uveitis, a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body, with a Phase 3 trial currently enrolling. We expect to report top-line data for the uveitis trial in the third quarter of 2018. We announced topline data for the Phase 2b cataract surgery trial in the first quarter of 2018. Although EGP-437 demonstrated a higher rate of success compared to vehicle at all time points, the co-primary endpoints of proportion of subjects with an anterior chamber cell (ACC) count of zero at day 7 and the proportion of subjects with a pain score of zero at day 1 did not show statistical significance. The efficacy results for the absence of inflammatory cells in the EGP-437 treatment group met our expectations, but the vehicle group response was better than anticipated. We will continue to review the data to determine next steps and to continue evaluating EGP-437 for the reduction of pain and inflammation following ocular surgery.

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

Throughout our history, we have not generated significant revenue. We have never been profitable, and from inception through December 31, 2017, our losses from operations have aggregated $91.8 million. Our Net Loss was approximately $13.2 million and $13.3 million for the twelve months ended December 31, 2017 and 2016, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our EGP-437 Product for the treatment of uveitis as well as other indications, and the EyeGate OBG, our lead product candidate for corneal epithelial defects, and any other product candidates we advance to clinical development. If we obtain regulatory approval for EyeGate OBG, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of EyeGate OBG including sales, marketing and distribution functions.

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

EyeGate Pharmaceuticals, Inc. was formed in Delaware on December 26, 2004. We were originally incorporated in 1998 under the name of Optis France S.A. in Paris, France. At that time, the name of the French corporation was changed to EyeGate Pharma S.A.S. and became a subsidiary of EyeGate Pharmaceuticals, Inc. Jade was formed in Delaware on December 31, 2012. EyeGate Pharma S.A.S. and Jade are wholly-owned subsidiaries of EyeGate Pharmaceuticals, Inc.

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

Substantially all of our research and development expenses to date have been incurred in connection with our EGP-437 Combination Product and EyeGate OBG. We expect our research and development expenses to increase for the near future as we advance EGP-437 and EyeGate OBG through clinical development, including the conduct of our planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our EGP-437 Combination Product and EyeGate OBG. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

Revenue Recognition

The Valeant Agreements entitle us to initial up-front payments, which we received in 2015 and 2017, and recorded as Deferred Revenue on our Consolidated Balance Sheet, as well as certain additional payments, based on research and development progress and paid over several years. Under the Valeant Agreements, there are research and development milestones or deliverables (“R&D Milestones”), for which we receive additional payments. We receive payments both when we cross certain thresholds on the path to each R&D Milestone (each, a “Progress Payment”), as well as once we finally achieve each R&D Milestone. We are entitled to retain all of these payments once received. As of December 31, 2017, we deferred all Progress Payments and capitalized these payments on our Consolidated Balance Sheet as Deferred Revenue, and we recognize these payments as Revenue once we achieve the R&D Milestone to which the Progress Payment relates. The upfront payments are recognized as Revenue ratably as we complete each of the R&D Milestones, the amount recognized being the amount of the upfront payment times the percentage represented by the proportionate share of fair value of each R&D Milestone relative to the total fair value of the all the R&D Milestones. Accordingly, the Deferred Revenue account on our Consolidated Balance Sheet is reduced as Revenue is recognized in our Consolidated Statement of Operations and Comprehensive Loss. Effective January 1, 2018, we will recognize revenue over-time as performance obligations are met and progress and milestone payments are achieved.

We have received U.S. Government Grant funds from two sources: the U.S. Department of Defense (“DoD”) and the National Science Foundation (“NSF”). We were paid by the DoD after we perform specified, agreed-upon research, and we recorded these grant funds as Revenue as we perform the research. We were generally paid by the NSF every six months, before we perform specified, agreed-upon research. The NSF funds were recorded on the Consolidated Balance Sheet as Deferred Revenue when invoiced, and recognized as Revenue ratably as the research was performed, typically over a six-month period. The U.S. Government Grants from the DOD and NSF have been fully funded as of December 31, 2017.

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies guidance and presentation related to restricted cash in the statement of cash flows, including stating that restricted cash should be included within cash and cash equivalents on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively. We adopted this standard effective with these financial statements. Such adoption did not have a material effect on our financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and the right-to-use assets, which are asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. We do not expect to early adopt this standard and currently have leases (see Note 11) that will be in place at the effective date. We are currently evaluating the effect that the new guidance will have on our financial statements and related disclosures.

In March 2016, the FASB issued an ASU No. 2016-09, Compensation- Stock Compensation (“ASU 2016-09”), which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, with early adoption permitted. We have adopted the provisions of ASU 2016-09 in the first quarter of 2017 and the adoption of this guidance did not have a material impact on our consolidated financial statements. The guidance requires the recognition in the income statement of the income tax effects of vested or settled awards. Further, the guidance requires that the recognition of anticipated tax windfalls/shortfalls be excluded in the calculation of assumed proceeds when applying the treasury stock method. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes and not classify the award as a liability that requires valuation on a mark-to-market basis. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as subsequently amended, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract, and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented, or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In April 2015, the FASB deferred the effective date of this guidance until January 1, 2018. We will adopt this standard on January 1, 2018. Our sole revenue is from our Valeant Agreements and U.S. Government Grants.

We completed our implementation analysis, including identification of revenue streams and reviews of customer contracts under ASU 2014-09’s framework. Our analysis included reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under this new standard. We reviewed our contracts with Valeant. ASU 2014-09 requires increased disclosure, which in turn requires certain new processes. We are opting to use the modified retrospective transition method, meaning the cumulative effect of applying the new guidance will be recognized at the date of initial application as an adjustment to the opening accumulated deficit balance, and thus on January 1, 2018, we will record a reduction to our opening accumulated deficit balance of approximately $9.5 million. We will continue to recognize revenue over time in 2018 as performance obligations are met.

Other Information

Net Operating Loss Carryforwards

As of December 31, 2017, we have federal and state income tax net operating loss (“NOL”) carryovers of approximately $45.5 million and $33.3 million, respectively, which will expire at various dates through 2037. As of December 31, 2017, we also have federal, state and foreign research and development tax credit carryforwards of approximately $1.6 million, $0.5 million, and $25,000, respectively, to offset future income taxes, which expire at various times through 2037.

Utilization of these net operating loss and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. Under Section 382 of the Code and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. We have not completed a study to determine whether our initial public offering, our registered direct offering, our follow-on public offerings, and other transactions that have occurred over the past three years may have triggered an ownership change limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change net operating loss and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us. In addition, the Tax Cuts and Jobs Act enacted on December 22, 2017, limits the amount of NOLs that we are permitted to deduct in any taxable year to 80% of our taxable income in such year. The TCJA also eliminates the ability to carry back NOLs to prior years but allows NOLs generated after 2017 to be carried forward indefinitely. As such, there is a risk that due to such items, our existing NOLs could expire or be unavailable to offset future income.

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

We have evaluated the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering, or December 31, 2020, (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

The following table summarizes the results of our operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change
Collaboration Revenue	$407,518	$669,259	$(261,741)
Operating Expenses:
Research and Development	(10,330,349)	(8,422,542)	(1,907,807)
General and Administrative	(4,636,408)	(5,593,563)	957,155
Total Operating Expenses	(14,966,757)	(14,016,105)	(950,652)
Other (Expense) Income, Net	(651)	3,409	(4,060)
Loss Before Income Tax Benefit	(14,559,890)	(13,343,437)	(1,216,453)
Income Tax Benefit	1,341,973	-	1,341,973
Net Loss	$(13,217,917)	$(13,343,437)	$125,520

Collaboration Revenue. Collaboration Revenue was $0.408 million for the year ended December 31, 2017, compared to $0.669 million for the year ended December 31, 2016, reflecting the Collaboration Revenue we generate from the U.S. Government Grants in accordance with our contracted agreements. These grants were fully funded as of December 31, 2017.

Research and Development Expenses.  Research and Development Expenses were $10.330 million for the year ended December 31, 2017 compared to $8.423 million for the year ended December 31, 2016. The increase of $1.908 million was primarily due to increases in clinical and other activity related to the Phase 2b trial for post-cataract surgery inflammation and pain, the EyeGate OBG, as well as personnel related costs from the expansion of operations following the Jade Acquisition in the first quarter of 2016. These increases were partially offset by a decrease in clinical activity related to the EGP-437 Phase 3 trial for the treatment of anterior uveitis.

General and Administrative Expenses.  General and Administrative Expenses were $4.636 million for the year ended December 31, 2017, compared to $5.594 million for the year ended December 31, 2016. The decrease of $0.957 million was mainly due to decreases in professional fees, including costs incurred during the first quarter of 2016 related to the Jade Acquisition.

Income Tax Benefit. Income Tax Benefit was $1.342 million for the year ended December 31, 2017, compared to zero for the year ended December 31, 2016. The increase of $1.342 million was due to the Company’s partial release of its valuation allowance against its previously recorded deferred tax assets as a result of the impact of the Tax Cuts and Jobs Act where future reversals of deductible temporary differences, such as those from the Company’s indefinite-lived in-process research and development, can offset taxable temporary differences from future net operating loss carryforwards due to their indefinite carryforward period under the new tax law.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from four registered offerings of our Common Stock and Convertible Preferred Stock, payments from our Valeant License Agreements and the U.S. Government Grants, and sales through our At The Market Offering Agreement. From inception through December 31, 2017, we have raised a total of approximately $84.5 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $13.4 million in payments received under our license agreements and U.S. Government Grants.

On February 21, 2017, we received the initial $4.0 million upfront payment from Valeant as provided under the New Valeant Agreement related to our EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients. Through December 31, 2017, we have received cash payments of $12.3 million under the Valeant Agreements, which are presented as Deferred Revenue on our Consolidated Balance Sheet.

On May 24, 2016, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at the market equity program under which we can from time to time offer and sell up to 1,319,289 shares of its Common Stock through the Sales Agent. Effective as of June 26, 2016, we halted indefinitely all future offers and sales of our Common Stock pursuant to the ATM Agreement. On June 30, 2016, we closed on the sale of our equity securities in connection with a registered direct offering, described below, and as a result, we were restricted from issuing any shares pursuant to the ATM Agreement for a period of 90 days following June 30, 2016. This restriction lapsed on September 28, 2016. On February 21, 2017, we authorized the Sales Agent to restart sales under the ATM Agreement for maximum aggregate proceeds of up to $3,285,798. During the first quarter of 2017, we sold 642,150 shares of Common Stock under this agreement for total net proceeds to us from this offering, after deducting the placement agent fees and offering expenses, of approximately $1.8 million. We did not sell any shares of Common Stock pursuant to the ATM Agreement during the second, third or fourth quarters of 2017. On June 14, 2017, we closed on the sale of our equity securities in connection with a public offering, described below, and as a result, we are restricted from issuing any shares pursuant to the ATM Agreement for a period of twenty-four months following the closing date of the offering. However, this restriction is suspended for any sale of shares of Common Stock under the ATM Agreement that is above $3.00 per share.

On June 14, 2017, we completed a public offering of 5,336,667 shares of Common Stock and 1,995 shares of Series B Preferred Stock (convertible into 1,330,000 shares of Common Stock), along with warrants to purchase 6,666,667 shares of Common Stock. The total net proceeds to us from this offering, after deducting the placement agent fees and offering expenses, were approximately $8.8 million. As of December 31, 2017, a holder of the Series B Preferred Stock had converted 1,395 shares of Series B Preferred Stock into an aggregate of 930,000 shares of Common Stock.

At December 31, 2017, we had cash and cash equivalents totaling $7,806,029.

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Net Cash Used in Operating Activities	$(6,468,541)	$(8,413,180)
Net Cash (Used In) Provided by Investing Activities	(36,999)	174,746
Net Cash Provided by Financing Activities	10,671,353	3,498,227

Comparison of Years Ended December 31, 2017 and 2016

Operating Activities.  Net cash used in operating activities was $6.469 million for the year ended December 31, 2017, compared to $8.413 million for the year ended December 31, 2016. The primary use of Cash was to fund operating losses of $13.218 million and $13.343 million in 2017 and 2016, respectively, offset by the positive impact of receiving cash payments from Valeant of $8.089 million and $3.225 million in 2017 and 2016, respectively, as well as the U.S. Government, some of which is classified as Deferred Revenue on the Consolidated Balance Sheet, and some of which is included in Collaboration Revenue in the Consolidated Statement of Operations and Comprehensive Loss.

Investing Activities. Net cash (used in) provided by investing activities was $(0.037) million for the year ended December 31, 2017, compared to $0.175 million for the year ended December 31, 2016. During the year ended December 31, 2017, we purchased $0.037 million in office furniture and leasehold improvements. On March 7, 2016, we acquired Jade Therapeutics, Inc., in exchange for shares of our Common Stock and Cash, which required the use of $0.186 million in cash (net of cash acquired).

Financing Activities. We received $10.671 million in cash from financing activities for the twelve months ended December 31, 2017, compared to $3.498 million for the year ended December 31, 2016. This increase of $7.173 million was mainly due to net proceeds received from sales under our ATM Agreement of $1.824 million, as well as net proceeds received from our public offering of $8.765 million, compared to net proceeds of $3.445 million received from our registered direct offering in 2016.

Funding Requirements and Other Liquidity Matters

Our EGP-437 Combination Product and our CMHA-S-based product pipeline are still in various stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	seek marketing approval for our EGP-437 Combination Product and our CMHA-S-based products;

•	establish a sales and marketing infrastructure to commercialize our CMHA-S-based products in the United States, if approved; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

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

Based on our cash on hand at December 31, 2017 and cash we expect to receive over the first half of 2018, we believe we will have sufficient cash to fund planned operations for approximately seven months. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we completed the IPO, a registered direct offering, two follow-on public offerings, and sales under the ATM Agreement, additional capital may not be available on terms favorable to us, if at all. On May 6, 2016, the SEC declared effective our registration statement on Form S-3, registering a total of $100,000,000 of our securities for sale to the public in what is known as a “shelf offering”. We do not know if our future offerings pursuant to our shelf registration statement will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2017.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2017:

	Total	Less Than 1 Year	1-3 Years	3 Years & Thereafter

Leases (1)	$331,947	$182,940	$149,007	$-
Licensing Agreement (2)	252,500	52,500	105,000	95,000
Purchase Obligations (3)	760,450	760,450	-	-
Total (4)	$1,344,897	$995,890	$254,007	$95,000

(1)	Lease obligations reflect our obligation to make payments in connection with operating leases for our office space and capital leases with respect to laboratory equipment.
(2)	Licensing Agreement obligations represent our commitments under license agreements, including those made by us under our license agreements with the University of Miami School of Medicine, the University of Utah Research Foundation, and BioTime.
(3)	Purchase Obligations relate to a Master Service Agreement with a contract research organization (“CRO”). The CRO will provide clinical research services for Phase 3 trials in patients with non-infectious anterior segment uveitis.
(4)	This table does not include (a) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

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

This Report includes the certifications of our President and Chief Executive Officer (who is our principal executive officer) and our Chief Financial Officer (who is our principal financial and accounting officer) required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

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

In connection with the preparation of this Annual Report on the Form 10-K, the Company’s Management, under the supervision of, and with the participation of, our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer and our Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management, under the supervision of our President and Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

In connection with the preparation of this report, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Additionally, the adoption of ASU 2014-09 does not have a material impact on our internal control over financial accounting and reporting as a result of (i) the adoption, (ii) the implementation on a going forward basis, and (iii) developing information for disclosure. As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

As a smaller reporting company and an “emerging growth company” under the Jumpstart Our Business Startups Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, EisnerAmper LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2017.

(c)	Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2017. Based on that evaluation, management concluded that there were no changes to our internal control over financial accounting and reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Biographical information regarding our executive officers is set forth below. Each executive officer is elected annually by our board and serves until his or her successor is appointed and qualified, or until such individual’s earlier resignation or removal.

Name	Age	Position
Stephen From	54	Chief Executive Officer and President
Barbara Wirostko	52	Chief Medical Officer
Michael Manzo	58	Vice President of Engineering

Stephen From, President and Chief Executive Officer — Please refer to “— Directors” below for Mr. From’s biographical information.

Barbara Wirostko, Chief Medical Officer, was a co-founder of Jade, is a board-certified ophthalmologist and a fellow of the American Academy of Ophthalmology. Since 2010, she has maintained an academic research and clinical practice with the University of Utah, Moran Eye Center, as a Clinical Adjunct Associate Professor in Ophthalmology and as an Adjunct Associate Professor of Bioengineering. She served as a Development Lead at Pfizer from 2006 to 2010, where she led a successful EU regulatory EMA filing for Xalatan in pediatric glaucoma and for which she and her team were recognized. Dr. Wirostko received her undergraduate degree at Cornell University, College of Arts & Sciences in microbiology and her medical degree at Columbia University, College of Physicians & Surgeons. She interned at Hackensack Medical Center in transitional medicine and completed her residency in ophthalmology at Columbia Presbyterian Medical Center. Dr. Wirostko was awarded a fellowship at The New York Hospital Cornell Medical Center in glaucoma.

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

Directors

Set forth below is certain information regarding the directors of the Company, based on information furnished to the Company by each director. The biographical description below for each director includes his age, all positions he holds with the Company, his principal occupation and business experience over the past five years, and the names of other publicly-held companies for which he currently serves as a director or has served as a director during the past five years. The biographical description below for each director also includes the specific experience, qualifications, attributes and skills that led to the conclusion by the board of directors that such person should serve as a director of the Company. In addition to such specific information, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. Further, they have each demonstrated business acumen and an ability to exercise sound judgment as well as a commitment of service to the Company and our board.

The board of directors has determined that the director nominees and all the incumbent directors listed below are “independent” as such term is currently defined by applicable NASDAQ rules, except for Mr. From who is also an executive officer of the Company.

The following information is current as of February 28, 2018, based on information furnished to the Company by each director:

Directors of EyeGate Pharmaceuticals, Inc.

Name	Age	Position with the Company	Director Since
Class III Directors – Term expires 2018
Stephen From	54	President, CEO and Director	October 2005
Thomas Balland	40	Director	September 2012
Class I Directors – Term expires 2019
Paul Chaney(3)	60	Chairman	September 2007
Bernard Malfroy-Camine(1)(2)	65	Director	July 2012
Class II Directors – Term expires 2020
Thomas E. Hancock(1)(3)	53	Director	January 2007
Praveen Tyle(1)(2)(3)	57	Director	June 2008
Morton F. Goldberg(2)	80	Director	October 2008

(1)	Member of the compensation committee

(2)	Member of the nominating and corporate governance committee

(3)	Member of the audit committee

Class III Directors — Term expires 2018

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

Thomas Balland, Director, has served as a director since September 2012. He is a Managing Director at IPSA, a venture capital firm, where he has been since 2002. He has over 16 years of venture capital investment experience. In addition to the Company, Mr. Balland has previously invested in and served on the boards of several biotech and medtech companies including CMC Biologics and SpineGuard. He was also on the boards of several companies that were acquired by larger entities in the life sciences industry, including Technolas Perfect Vision GmbH. Prior to joining IPSA in 2002, Mr. Balland held various positions with firms such as Mars, Inc. and Up&Up. He has degrees in engineering and finance from INSA Lyon and ESCP-EAP, respectively.

We believe Mr. Balland’s qualifications to sit on our board of directors include his executive leadership experience and his business development, strategic planning and mergers and acquisitions experience with biotech and medtech companies.

Class I Directors — Term Expires in 2019

Paul Chaney, Chairman of the Board, has served as a director since September 2007. He is co-founder, President & CEO of PanOptica, Inc, a private venture-backed biopharmaceutical company that licenses and develops drugs for the treatment of important ophthalmic conditions, and has held such positions since March 2009. Prior to founding PanOptica, Mr. Chaney was Executive Vice President and President of Eyetech Pharmaceuticals Inc., or Eyetech. Prior to being acquired by OSI Pharmaceuticals Inc., Mr. Chaney served as Eyetech’s Chief Operating Officer, where he was responsible for the launch of Macugen, the first anti-VEGF treatment for neovascular age-related macular degeneration (wet-AMD), and was part of the executive team which led Eyetech’s initial public offering in 2004. Mr. Chaney has over 30 years of experience in the biopharmaceutical and ophthalmic medical device industry, including a variety of senior management positions at Pharmacia Corporation. He began his career as a sales representative for The Upjohn Company in 1980. Mr. Chaney has also served as a member of the board of directors of Eleven Biotherapeutics, Inc., a biologics company focusing on targeted protein therapeutics, since February 2014. Mr. Chaney earned a double BA in English and Biological Sciences from the University of Delaware.

We believe Mr. Chaney’s qualifications to sit on our board of directors include his executive leadership experience, including 20 years leading major ophthalmology businesses both in the U.S. and globally for both a large public pharmaceutical company and privately held start-ups. Mr. Chaney’s responsibilities have spanned commercial operations, manufacturing, regulatory, business development, non-clinical and clinical development functions. He was responsible for building and leading the commercial organizations responsible for the launches of major glaucoma and retina therapeutics, and commercializing the ophthalmic device business for Pharmacia Corporation.

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

Class II Directors — Term expires 2020

Thomas E. Hancock, Director, has served as a director since January 2007. He has over fifteen years of experience in the biopharmaceutical industry and equity capital markets. Since September 2004, he has been the Principal of Nexus Medical Partners, where he has been responsible for several investments, including A&G Pharmaceuticals Inc., Magellan Biosciences, Inc., and Panacos Pharmaceuticals, Inc. and a principal of Nexus Investment Company, a FINRA member. Prior to joining Nexus Medical Partners, Thomas was a Senior Equity Analyst and Managing Director at US Bancorp Piper Jaffray, covering both the biopharmaceutical and drug discovery tools markets. He has also held numerous positions at Genentech, Inc. and COR Therapeutics, Inc. Mr. Hancock has a BS in Molecular Biology and an MBA from UC Berkeley.

We believe Mr. Hancock’s qualifications to sit on our board of directors include his many years of biotech, investment banking and venture capital experience.

Praveen Tyle, PhD, Director, has served as a director since June 2008. Since May 2016, Dr. Tyle has served as Executive Vice President of Research and Development of Lexicon Pharmaceuticals. Dr. Tyle was previously a member of the executive management team at Osmotica Pharmaceutical Corp., serving as President and Chief Executive Officer from January 2013 through April 2016 and as Executive Vice President and Chief Scientific Officer from August 2012 to December 2012. He is also a member of the board of Orient EuroPharma Co., Ltd. of Taiwan. Dr. Tyle has nearly 30 years of experience in the pharmaceutical industry with the majority of his tenure in senior executive leadership positions in areas of research and development, manufacturing, quality, business development and operations. Prior to joining Osmotica Pharmaceutical Corp., Dr. Tyle served as Executive Vice President (from January 2012 to August 2012) and Chief Scientific Officer (from October 2011 to August 2012) for the United States Pharmacopeia, or USP. Prior to joining USP, Dr. Tyle from 2008 to 2011, served as the Senior Vice President and Global Head of Business Development and Licensing at Novartis Consumer Health from March 2009 to September 2011. At Novartis Consumer Health, Dr. Tyle also served as Senior Vice President & Global Head of Research and Development from March 2009 to February 2010. Dr. Tyle holds a doctorate in pharmaceutics and pharmaceutical chemistry from the Ohio State University and a BS in Pharmacy (honors) from the Institute of Technology, Banaras Hindu University in India.

We believe Dr. Tyle’s qualifications to sit on our board of directors include his executive research and development leadership experience and significant mergers and acquisitions and business development and licensing experience.

Morton F. Goldberg, MD, Director, has served as a director since October 2008. Since 2003 he has served as the Joseph E. Green Professor of Ophthalmology at the Wilmer Eye Institute, Johns Hopkins University School of Medicine, to which position he was appointed to in 2003. From 1989 to 2003 he served as the Director and William Holland Wilmer Professor of Ophthalmology at the Wilmer Eye Institute. Prior to this, he was a Professor and Chairman of the Department of Ophthalmology at the University of Illinois College of medicine in Chicago for nearly 20 years. Dr. Goldberg trained at Johns Hopkins as a resident and chief resident, and holds a joint appointment at the Johns Hopkins Applied Physics Laboratory. He is also a past President of the Association for Research in Vision and Ophthalmology, the Macula Society, and the Association of University Professors of Ophthalmology. Dr. Goldberg received his undergraduate degree with honors from Harvard College and his MD with honors from Harvard Medical School.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and beneficial owners of more than 10% of our Common Stock are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to us.

Based solely on a review of the copies of the reports furnished to us, and written representations from certain reporting persons that no other reports were required, we believe that during the year ended December 31, 2017, the reporting persons complied on a timely basis with all Section 16(a) filing requirements applicable to them, except that due to administrative error, Ventech Capital II filed a late Form 4 on March 21, 2017 relating to shares of common stock sold on March 13, 2017, and Michael Garanzini, the Company’s Chief Commercial Officer, filed a late Form 3 on November 15, 2017 reflecting his appointment to that position on November 1, 2017.

Code of Business Conduct

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

Stockholder Nomination Procedures

As of February 28, 2018, there have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Audit Committee

Our board of directors has established an audit committee, which is comprised of Thomas E. Hancock, Paul Chaney and Praveen Tyle, each of whom is a non-employee member of the board of directors. Thomas E. Hancock serves as the chair of the audit committee. The audit committee met four times during 2017. The audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships and the audits of our financial statements. Pursuant to the audit committee charter, the functions of the committee include, among other things:

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

All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC. Our board of directors has determined that Thomas E. Hancock is an “audit committee financial expert” as defined by applicable SEC rules. In addition, our board of directors has also determined that Mr. Hancock has the requisite financial sophistication under applicable NASDAQ rules and regulations.

Item 11.	Executive Compensation.

We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012. As a result, we have elected to comply with the reduced disclosure requirements applicable to emerging growth companies in accordance with SEC rules. We had three executive officers during the fiscal year ended December 31, 2017, Stephen From, our President and Chief Executive Officer, Barbara Wirostko, our Chief Medical Officer, and Michael Manzo, our Vice President of Engineering, who are our named executive officers.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers during our fiscal years ended December 31, 2017 and December 31, 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards(2) ($)	Option Awards(2) ($)	All Other Compensation ($)	Total ($)

Stephen From, President and	2017	400,000	200,000	91,200	183,750	—	874,950
Chief Executive Officer	2016	400,000	275,000	—	246,863	—	921,863

Barbara Wirostko,	2017	280,000	68,811	22,800	40,600	—	412,211
Chief Medical Officer	2016	213,692	—	—	90,016	—	303,708

Michael Manzo,	2017	250,000	75,000	—	55,100	—	380,100
Vice President of Engineering	2016	250,000	105,000	—	55,949	—	410,949

(1)	The amounts in this column represent discretionary bonus payments granted by the board in the applicable fiscal year.

(2)	The amounts in this column represent the aggregate grant date fair value of option awards or stock awards granted to the officer in the applicable fiscal year, computed in accordance with FASB ASC Topic 718. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the assumptions made by us in determining the grant date fair value of our equity awards. In accordance with SEC rules, the grant date fair value of an award subject to performance conditions is based on the probable outcome of the conditions.

Narrative Disclosure to Compensation Tables

Employment Agreements

Stephen From

We originally entered into an amended and restated employment agreement with our President and Chief Executive Officer, Stephen From, effective as of April 28, 2006. Pursuant to this agreement, Mr. From received an annual base salary of $275,078 and he was entitled to receive a bonus of up to 50% of his annual base salary for the applicable fiscal year, and which was $130,000 for the year ended December 31, 2014.

In February 2016, we entered into a second amended and restated employment agreement with Mr. From that became effective upon our listing on the NASDAQ Capital Market on July 31, 2015. Pursuant to this agreement, Mr. From currently receives an annual base salary of $400,000 and is entitled to receive a bonus of up to 50% of his annual base salary for the applicable fiscal year.

On November 29, 2017, we entered into a Third Amended and Restated Employment Agreement with Mr. From. The restated agreement amended Mr. From’s employment agreement to, among other things, provide for a severance payment to Mr. From upon the occurrence of a Change of Control (as defined in the agreement) of the Company, with the payment amount to be determined based on the value of the transaction that results in the Change of Control, up to a maximum of 1.5% of the transaction value. Additionally, the restated agreement increases the benefits that would be realized by Mr. From upon termination by us without Cause or by Mr. From for Good Reason (as such terms are defined in the restated agreement) to include (i) 18 months of salary continuation payments, (ii) an amount equal to 1.5 multiplied by the performance bonus that would have been received in the year of termination, (iii) 18 months of COBRA subsidy payments, and (iv) 18 months of accelerated vesting of stock options and/or restricted stock awards that are unvested at the time of termination.

Barbara Wirostko

On March 7, 2016, we entered into an offer letter with our Chief Medical Officer, Barbara Wirostko. Pursuant to this letter, Dr. Wirostko receives an annual base salary of $280,000, and she is entitled to receive a bonus of up to 30% of her annual base salary for the applicable fiscal year. Additionally, pursuant to the offer letter, Dr. Wirostko received a stock option to purchase 38,286 shares of our common stock, which will vest based on her continued employment with respect to one-third (1/3) of the underlying shares on the first anniversary of the grant date and ratably in monthly installments over the following 24 months.

Michael Manzo

We originally entered into an offer letter with our Vice President of Engineering, Michael Manzo, effective as of August 24, 2006. Pursuant to this agreement, Mr. Manzo received an annual base salary of $200,000, which was increased from $175,049 by an amendment following our initial public offering, and he is entitled to receive a bonus of up to 15% of his annual base salary for the applicable fiscal year. Mr. Manzo did not receive a bonus for the year ended December 31, 2014.

In July 2014, our board of directors approved an amended and restated offer letter with Mr. Manzo that became effective upon our listing on the NASDAQ Capital Market on July 31, 2015. Pursuant to this letter, Mr. Manzo currently receives an annual base salary of $250,000 and is entitled to receive a bonus of up to 30% of his annual base salary for the applicable fiscal year. This agreement supersedes in its entirety any prior offer letters we had with Mr. Manzo.

Change of Control

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

Potential Payments Upon Termination or Change in Control

Stephen From

Pursuant to his employment agreement, if we terminate the employment of Stephen From without Cause or if he resigns for Good Reason, then he will be eligible to receive:

•	continued payment of base salary for 18 months;

•	a lump-sum cash payment equal to his 1.5 multiplied by the target bonus payment for the year in which the termination occurs; and

•	payment by us of the monthly premiums under COBRA for Mr. From for up to 18 months following the termination.

“Cause” means the officer’s unlawful or dishonest conduct, or a breach of any of his obligations made under his employment agreement, including, but to limited to, the confidentiality provisions.

“Good Reason” means a resignation after one of the following conditions has come into existence without the officer’s consent: (i) a material reduction in duties, authority or responsibility; (ii) a material reduction in annual base salary; (iii) a relocation of principal place of employment that increases his one-way commute by more than 50 miles; or (iv) a material breach by us of his employment agreement.

Upon a Change in Control, as defined in Mr. From’s employment agreement, Mr. From would receive a severance payment, with the payment amount to be determined based on the value of the transaction that results in the Change of Control, up to a maximum of 1.5% of the transaction value.

Barbara Wirostko

Pursuant to her offer letter, Dr. Wirostko resigns for Good Reason at any time, or if we terminate the employment of Dr. Wirostko after she has been employed by us for at least one year, including within 12 months following a Change in Control (as defined in Dr. Wirostko’s offer letter), then she will be eligible to receive:

•	continued payment of base salary for six months; and

•	a lump-sum cash payment equal to her target bonus payment for the year in which the termination occurs.

“Cause” means the officer’s unlawful or dishonest conduct, or a breach of any of her obligations made under her offer letter, including, but to limited to, obligations under a separate agreement relating to inventions, non-competition and non-solicitation.

“Good Reason” means a resignation after one of the following conditions has come into existence without the officer’s consent: (i) a material reduction in duties, authority or responsibility; (ii) a material reduction in annual base salary; (iii) a relocation of principal place of employment that increases her one-way commute by more than 50 miles; or (iv) a material breach by us of her offer letter.

Michael Manzo

Pursuant to his offer letter, if we terminate the employment of Michael Manzo without Cause or if he resigns for Good Reason, then he will be eligible to receive:

•	continued payment of base salary for six months; and

•	a lump-sum cash payment equal to his target bonus payment for the year in which the termination occurs.

“Cause” means the officer’s unlawful or dishonest conduct, or a breach of any of his obligations made under his offer letter, including, but to limited to, obligations under a separate agreement relating to inventions, non-competition and non-solicitation.

“Good Reason” means a resignation after one of the following conditions has come into existence without the officer’s consent: (i) a material reduction in duties, authority or responsibility; (ii) a material reduction in annual base salary; (iii) a relocation of principal place of employment that increases his one-way commute by more than 50 miles; or (iv) a material breach by us of his offer letter.

Change in Control Severance Plan

On November 27, 2017, we adopted the EyeGate Pharmaceuticals, Inc. Change in Control Severance Plan (the “Change in Control Severance Plan”). The Change in Control Severance Plan provides us with assurance that we will have the continued dedication of, and the availability of objective advice and counsel from, executives and other employees and promotes certainty and minimize potential disruption for our employees in the event we are faced with or undergo a change in control. All of our full-time employees are participants in the Change in Control Severance Plan, with the exception of Mr. From. Under the Change in Control Severance Plan, upon a termination of employment without Cause by us or for Good Reason by the employee (as such terms are defined in the Change in Control Severance Plan), in either case within six months following a Change in Control (as defined in the Change in Control Severance Plan), subject to the execution of a release of claims, our full-time employees (other than Mr. From) would be entitled to the following compensation and benefits:

•	a lump sum severance payment equal to three weeks of such employee’s then-effective base salary rate for each year of service completed by the employee, subject to the following minimum and maximum amounts:

•	for all participants that are executive officers or have the title of vice president or higher, a minimum amount equal to 26 weeks of base salary and a maximum amount equal to 52 weeks of base salary, and

•	for all other participants, a minimum amount equal to eight weeks of base salary and a maximum amount equal to 26 weeks of base salary;

•	a lump sum payment of the employee’s prorated annual incentive award for the year of termination, determined assuming achievement of target performance;

•	the payment of any annual incentive that has been earned but not yet paid in respect of any performance period that has concluded as of the executive officer’s termination of employment; and

•	payment of health insurance premiums under COBRA for six months following the date of termination, provided that all such premium payments will cease if the executive officer becomes entitled to receive health insurance coverage under another employer-provided plan.

In the event that any payments under the plan are subject to Section 280G of the Internal Revenue Code, such payments will be reduced, unless not reducing the amount would result in an after-tax benefit to the employee of at least 5% greater than the reduced amount. The Change in Control Severance Plan does not provide excise tax gross-ups on payments to participants.

Employee Benefits and Perquisites

Our named executive officers are eligible to participate in our health and welfare plans to the same extent as all full-time employees. We do not provide our named executive officers with perquisites or other personal benefits other than reimbursement of their healthcare premiums (prior to our offering health plans), as described in the Summary Compensation Table.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following tables show certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2017.

Generally, one-third of the options and shares of restricted stock granted to our named executive officers vest on the one-year anniversary of grant, with the remaining options or shares, as applicable, vesting monthly for two years thereafter, subject to our repurchase right in the event that the executive’s service terminates before vesting in such shares. For information regarding the vesting acceleration provisions applicable to the options held by our named executive officers, please see “Employment Agreements” above.

Option Awards

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Vested	Number of Securities Underlying Unexercised Options (#) Unvested		Option Exercise Price ($)	Option Expiration Date
Stephen From	15-Apr-08	27,803	—		0.65	15-Apr-18
	23-Jan-09	2,156	—		0.65	23-Jan-19
	23-Jan-09	278	—		0.65	23-Jan-19
	29-Jan-10	54,008	—		0.65	29-Jan-20
	25-Jun-10	34,672	—		0.65	25-Jun-20
	14-Jan-11	4,553	—		0.65	14-Jan-21
	14-Jan-11	47,438	—		0.65	14-Jan-21
	23-Dec-12	10,928	—		0.65	23-Dec-22
	19-Feb-15	3,642	—		6.00	19-Feb-25
	24-Feb-15	167,708	7,292	(2)	5.75	24-Feb-25
	28-Aug-15	41,666	8,334	(2)	3.59	28-Aug-25
	25-Jan-16	12,777	7,223	(1)	1.70	25-Jan-26
	29-Mar-16	31,226	22,305	(1)	3.05	29-Mar-26
	18-Jul-16	32,655	36,497	(1)	2.42	18-Jul-26
	18-May-17	25,000	—		1.80	18-May-27
	21-Jun-17	—	125,000	(1)	1.35	21-Jun-27

Barbara Wirostko	7-Mar-16	22,332	15,954	(1)	3.80	7-Mar-26
	29-Mar-16	2,001	1,430	(1)	3.05	29-Mar-26
	18-Jul-16	2,156	2,410	(1)	2.42	18-Jul-26
	21-Jun-17	—	35,000	(1)	1.35	21-Jun-27

Michael Manzo	15-Apr-08	3,436	—		0.65	15-Apr-18
	23-Jan-09	268	—		0.65	23-Jan-19
	23-Jan-09	1,366	—		0.65	23-Jan-19
	29-Jan-10	6,885	—		0.65	29-Jan-20
	25-Jun-10	4,567	—		0.65	25-Jun-20
	14-Jan-11	1,366	—		0.65	14-Jan-21
	14-Jan-11	6,400	—		0.65	14-Jan-21
	23-Dec-12	10,928	—		0.65	23-Dec-22
	19-Feb-15	3,187	—		6.00	19-Feb-25
	24-Feb-15	47,916	2,084	(2)	5.75	24-Feb-25
	28-Aug-15	8,333	1,667	(2)	3.59	28-Aug-25
	25-Jan-16	3,194	1,806	(1)	1.70	25-Jan-26
	29-Mar-16	7,005	5,004	(1)	3.05	29-Mar-26
	18-Jul-16	7,352	8,217	(1)	2.42	18-Jul-26
	06-Feb-17	—	15,000	(1)	1.52	06-Feb-27
	18-May-17	8,000	—		1.80	18-May-27
	21-Jun-17	—	20,000	(1)	1.35	21-Jun-27

(1)	One-third of these options vest on the one-year anniversary of the grant date, with the remainder vesting in equal monthly installments over the remaining two years.

(2)	One-quarter of these options vest as of the grant date, one-quarter vest on the one-year anniversary of the grant date, with the remainder vesting in equal monthly installments over two years.

All option awards were granted under our 2005 Equity Incentive Plan, or the 2005 Plan, and our 2014 Employee Stock Purchase Plan, or the 2014 Plan.

Unvested Shares of Restricted Stock

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Stephen From	06-Feb-17	60,000	(1)	64,200

Barbara Wirostko	06-Feb-17	15,000	(1)	16,050

(1)	Represents awards of restricted stock. One-third of these shares will vest, and the restrictions thereon will lapse, on the one-year anniversary of the grant date, with the remainder vesting in equal monthly installments over the remaining two years.

All shares of restricted stock were granted under our 2014 Plan.

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

The above description of the indemnification provisions of our amended and restated certificate of incorporation, our amended and restated bylaws and our indemnification agreements is not complete and is qualified in its entirety by reference to these documents.

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

Director Compensation

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our board of directors. In setting director compensation, the board of directors and the compensation committee consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the board of directors. Stephen From, our President and CEO, receives no compensation for his service as a director.

Each member of our board of directors who is not our employee is entitled to receive the following cash compensation for board services, as applicable:

•	$35,000 per year for service as a board of directors member;

•	$62,500 per year for service as chairman of the board of directors;

•	$15,000 per year for service as chairman of the audit committee;

•	$10,000 per year for service as chairman of the compensation committee;

•	$7,000 per year for service as chairman of the nominating and corporate governance committee;

•	$7,500 per year for service as non-chairman member of the audit committee;

•	$5,000 per year for service as non-chairman member of the compensation committee; and

•	$3,500 per year for service as non-chairman member of the nominating and corporate governance committee.

Each new non-employee member of our board of directors that is elected to our board of directors will receive a grant of non-statutory stock options under the 2014 Plan. Such option will be granted following his or her initial election to the board of directors and will be a non-statutory stock option to purchase shares of Common Stock with an exercise price equal to the fair market value of our Common Stock on the grant date. These initial option grants will vest with respect to one-third (1/3) of the underlying shares on the first anniversary of the applicable grant date and ratably in monthly installments over the following 24 months. For purposes of our director grant program, a non-employee director is a director who is not employed by us and who does not receive compensation from us (excluding the non-employee director compensation described above) or have a business relationship with us that would require disclosure under certain SEC rules.

In addition, on the date of each annual meeting of our stockholders, each non-employee director becomes eligible to receive a non-statutory stock option to purchase 15,000 shares of our Common Stock with an exercise price equal to the fair market value of our Common Stock on the grant date. A non-employee director who receives an initial award will not receive the additional annual award in the same calendar year. Automatic annual grants vest in full on the one-year anniversary of the grant date.

All options granted to the non-employee directors as described above will have a maximum term of ten years.

We also reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in attending board of directors and committee meetings.

Director Compensation Table

The following table presents the compensation provided by us to the non-employee directors who served during the fiscal year ended December 31, 2017.

Name(1)	Fees earned or paid in cash ($)	Option awards ($)(2)(3)	Total ($)
Paul Chaney	$72,500	17,400	$89,900
Morton Goldberg	$38,500	17,400	$55,900
Praveen Tyle	$59,750	17,400	$77,150
Thomas Balland	$35,000	17,400	$52,400
Thomas E. Hancock	$55,000	17,400	$72,400
Bernard Malfroy-Camine	$47,000	17,400	$64,400

(1)	Stephen From, our President and Chief Executive Officer is not included in this table as he is our employee and thus receives no compensation for his service as a director. The compensation received by Mr. From as an employee of the Company is shown in the Summary Compensation Table earlier in this proxy statement.

(2)	Based on the aggregate grant date fair value computed awards in accordance with the provisions of FASB ASC 718, “Compensation — Stock Compensation” excluding the impact of estimated forfeitures. Assumptions used in the calculation of this amount are included under “Summary of Significant Accounting Policies — Stock-Based Compensation” in Note 2 to our audited financial statements included in this Annual Report on Form 10-K.

(3)	The aggregate number of option awards outstanding at our 2017 fiscal year end and held by the non-employee directors were as follows: 129,636 for Mr. Chaney, 54,240 for Mr. Goldberg, 89,333 for Mr. Tyle, 35,192 for Mr. Balland, 35,486 for Mr. Hancock and 52,673 for Mr. Malfroy-Camine.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of February 23, 2018, by:

•	each of our named executive officers;

•	each of our directors;

•	all of our directors and current executive officers as a group; and

•	each person or group of affiliated persons known by us to beneficially own more than 5% of our Common Stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In general, a person is deemed to be the beneficial owner of (i) any shares of our Common Stock over which such person has sole or shared voting power or investment power, plus (ii) any shares which such person has the right to acquire beneficial ownership of within 60 days of February 23, 2018, whether through the exercise of options, warrants or otherwise.

	Common Stock Beneficially Owned
Name of Beneficial Owner(1)	Shares	Percent(2)
5% or Greater Stockholders
Entities affiliated with Ventech SA(3) 47, avenue de l’Opéra Paris, France 75002	2,773,718	15.9%
Armistice Capital Master Fund, Ltd.(4) 510 Madison Avenue, 22nd Floor New York, NY 10022	1,284,000	7.4%
Executive Officers and Directors
Stephen From(5)	868,649	4.9%
Barbara Wirostko(6)	322,732	1.9%
Michael Manzo(7)	152,122	*
Paul Chaney(8)	150,584	*
Morton Goldberg(9)	45,111	*
Praveen Tyle(10)	82,587	*
Thomas Balland(11)	798,983	4.6%
Thomas E. Hancock(12)	32,187	*
Bernard Malfroy-Camine(13)	46,796	*
All current executive officers and directors as a group (total 9 persons)(14)	2,499,751	13.6%

*	Represents beneficial ownership of less than one percent (1%) of our outstanding Common Stock.

(1)	Unless otherwise indicated, the address of each beneficial owner listed below is c/o EyeGate Pharmaceuticals, Inc., 271 Waverley Oaks Road, Suite 108, Waltham, MA 02452.

(2)	Based on 17,257,255 shares of Common Stock outstanding on February 23, 2018, together with the applicable options for each stockholder that become exercisable within 60 days.

(3)	This information is based solely upon an amendment to Schedule 13D filed jointly by FCPR Ventech A, FCPR Ventech B, FCRP Ventech Coinvest and FCPR Ventech Capital II with the Securities and Exchange Commission on June 16, 2017 reporting beneficial ownership as of June 14, 2017. Consists of:

(a)	512,379 shares and 62,384 warrants held by FCPR Ventech A; (b) 593,205 shares and 15,668 warrants held by FCPR Ventech B;

(c)	961 shares held by FCPR Ventech Coinvest; and

(d)	1,431,814 shares and 157,307 warrants held by FCPR Ventech Capital II.

Alain Caffi and Jean Bourcereau, as directors of Ventech SA, have voting and investment power with respect to the shares held by all of the foregoing entities.

(4)	This information is based solely upon an amendment to Schedule 13G filed jointly by Armistice Capital, LLC, Armistice Capital Master Fund Ltd. and Steven Boyd with Securities and Exchange Commission on February 14, 2018 reporting beneficial ownership as of February 14, 2018. Consists of 1,284,000 shares owned by Armistice Capital Master Fund Ltd. Armistice Capital, LLC and Steven Boyd have voting and investment power with respect to such shares.

(5)	Consists of 284,820 shares held and 523,829 shares issuable pursuant to stock options exercisable within 60 days of February 23, 2018 and 60,000 shares issuable pursuant to warrants exercisable within 60 days of February 23, 2018.

(6)	Consists of 291,097 shares held (including 50,700 shares held by Dr. Wirostko’s husband) and 31,635 shares issuable pursuant to stock options exercisable within 60 days of February 23, 2018.

(7)	Consists of 19,546 shares held and 132,576 shares issuable pursuant to stock options exercisable within 60 days of February 23, 2018.

(8)	Consists of 41,229 shares held and 109,355 shares issuable pursuant to stock options exercisable within 60 days of February 23, 2018.

(9)	Consists of 9,441 shares held and 35,670 shares issuable pursuant to stock options exercisable within 60 days of February 23, 2018.

(10)	Consists of 11,893 shares held and 70,694 shares issuable pursuant to stock options exercisable within 60 days of February 23, 2018.

(11)	Consists of 770,065 shares beneficially owned as a director of IPSA and its affiliates (including 89,172 shares issuable upon exercise of warrants exercisable within 60 days of February 23, 2018 beneficially owned as a director of IPSA), 10,422 shares held individually and 18,496 shares issuable pursuant to stock options exercisable within 60 days of February 23, 2018. (12) Consists of 13,487 shares held and 18,700 shares issuable pursuant to stock options exercisable within 60 days of February 23, 2018.

(13)	Consists of 11,525 shares held and 35,271 shares issuable pursuant to stock options exercisable within 60 days of February 23, 2018.

(14)	Consists of 1,374,353 shares held, 149,172 shares issuable upon exercise of warrants exercisable within 60 days of February 23, 2018 and 976,226 shares issuable pursuant to stock options exercisable within 60 days of February 23, 2018.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2017 concerning the number of shares of Common Stock issuable under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,488,714	$2.49	116,411
Equity compensation plans not approved by security holders	—	—	—
Total	2,488,714	$2.49	116,411

(1)	Consists of our 2014 Plan and our 2005 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions since January 1, 2017 to which we have been a party, in which the amount involved exceeded or will exceed the average of 1% of our total assets as of December 31, 2016 and December 31, 2017, and in which any of our directors, executive officers or beneficial owners of more than 5% of our Common Stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation, termination and change-in-control arrangements, which are described under “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

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

Indemnification Agreements

We have entered into separate indemnification agreements with our directors and executive officers, in addition to indemnification provided for in our restated certificate of incorporation and amended and restated bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for certain expenses, judgments, fines and settlement amounts, among others, incurred by such person in any action or proceeding arising out of such person’s services as a director or executive officer in any capacity with respect to any employee benefit plan or as a director, partner, trustee or agent of another entity at our request. We believe that these provisions in our restated certificate of incorporation and amended and restated bylaws and indemnification agreements are necessary to attract and retain qualified persons as directors and executive officers.

Director Independence

The board of directors has determined that the directors listed in Part III, Item 10 of this Annual Report on Form 10-K are “independent” as such term is currently defined by applicable NASDAQ rules, except for Mr. From who is also an executive officer of the Company.

The Board of Directors has determined that all members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Board of Directors are “independent” as such term is currently defined by NASDAQ rules. Additionally, the Board has Directors has determined that all members of the Audit Committee of the Board of Directors meet the criteria for independence set forth under the rules of the Securities and Exchange Commission.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by EisnerAmper LLP, our independent registered public accounting firm, during the fiscal years ended December 31, 2016 and December 31, 2017, in each of the following categories is as set forth in the table below.

	2016	2017
Audit Fees(1)	$171,621	$272,200
Audit-Related Fees(2)	$18,000	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total Fees	$189,621	$272,200

(1)	Audit Fees include fees for services rendered for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees would principally include fees incurred for due diligence in connection with potential transactions and accounting consultations. For 2016, such fees were incurred in connection with the Jade Acquisition.

(3)	Tax Fees would include fees for services rendered for tax compliance, tax advice, and tax planning. There were no tax fees incurred with EisnerAmper LLP in 2017 and 2016.

(4)	All Other Fees would include fees for all other services rendered to us that do not constitute Audit Fees, Audit-Related Fees, or Tax Fees. There were no other fees incurred with EisnerAmper LLP in 2017 and 2016.

All of the services performed in the years ended December 31, 2016 and December 31, 2017 were pre-approved by the audit committee. It is the audit committee’s policy to pre-approve all audit and permitted non-audit services to be provided to us by the independent registered public accounting firm. The audit committee’s authority to pre-approve non-audit services may be delegated to one or more members of the audit committee, who shall present all decisions to pre-approve an activity to the full audit committee at its first meeting following such decision. In addition, the audit committee has considered whether the provision of the non-audit services above is compatible with maintaining the independent registered public accounting firm’s independence.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

EYEGATE PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

EyeGate Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EyeGate Pharmaceuticals, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

New York, New York

March 2, 2018

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,806,029	$3,635,224
License and Grant Fees Receivable	-	37,349
Prepaid Expenses and Other Current Assets	629,591	464,981
Current Portion of Refundable Tax Credit Receivable	23,685	16,484
Total Current Assets	8,459,305	4,154,038
Property and Equipment, Net	55,751	38,040
Restricted Cash	45,000	45,000
Goodwill and In-Process R&D	5,438,210	5,438,210
Other Assets	307,126	55,314
Total Assets	$14,305,392	$9,730,602
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$706,089	$1,412,128
Accrued Expenses	1,813,847	1,670,930
Deferred Revenue	12,313,600	4,225,000
Total Current Liabilities	14,833,536	7,308,058
Non-Current Liabilities:
Contingent Consideration	1,210,000	1,210,000
Deferred Tax Liability	183,923	1,525,896
Long-Term Portion of Capital Lease Obligation	4,855	16,069
Total Non-Current Liabilities	1,398,778	2,751,965
Total Liabilities	16,232,314	10,060,023

Commitments and Contingencies (Note 11)

Stockholders’ Deficit:
Preferred Stock, $0.01 Par Value: 9,995,828 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding at December 31, 2017 and December 31, 2016; 10,000 designated Series B, 600 and 0 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	6	-
Common Stock, $0.01 Par Value: 100,000,000 shares authorized; 17,257,255 shares issued and outstanding at December 31, 2017 and 10,130,883 shares issued and outstanding at December 31, 2016	172,573	101,309
Additional Paid-In Capital	89,589,681	78,106,645
Accumulated Deficit	(91,816,655)	(78,598,738)
Stockholders’ Notes Receivable	-	(58,824)
Accumulated Other Comprehensive Income	127,473	120,187
Total Stockholders’ Deficit	(1,926,922)	(329,421)
Total Liabilities and Stockholders’ Deficit	$14,305,392	$9,730,602

See Accompanying Notes to the Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2017	2016
Collaboration Revenue	$407,518	$669,259
Operating Expenses:
Research and Development	10,330,349	8,422,542
General and Administrative	4,636,408	5,593,563
Total Operating Expenses	14,966,757	14,016,105
Other (Expense) Income, Net:
Interest Income	564	3,684
Interest Expense	(1,215)	(275)
Total Other (Expense) Income, Net	(651)	3,409
Loss Before Income Tax Benefit	(14,559,890)	(13,343,437)
Income Tax Benefit	1,341,973	-
Net Loss	$(13,217,917)	$(13,343,437)
Net Loss per Common Share - Basic and Diluted	$(0.93)	$(1.51)
Weighted Average Shares Outstanding - Basic and Diluted	14,260,103	8,833,898

Other Comprehensive Loss:
Foreign Currency Translation Adjustments	7,286	5,399
Comprehensive Loss	$(13,210,631)	$(13,338,038)

See Accompanying Notes to the Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Series A		Series B
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	-	$-	-	$-

Stock-Based Compensation

Shares Issued to Jade Therapeutics, Inc. Stockholders at Acquisition

Issuance of Holdback Shares from the Jade Acquisition

Forfeiture of Holdback Shares from the Jade Acquisition

Issuance of Common Stock in Offering, Net of Offering Costs of $85,260

Issuance of Series A Preferred Stock, Net of Offering Costs of $238,554	2,777	28

Conversion of Series A Preferred	(2,777)	(28)

Exercise of Common Stock Options

Foreign Currency Translation Adjustment

Net Loss

Balance at December 31, 2016	-	$-	-	$-

					Additional	Stockholders’	Accumulated Other		Total Stockholders’
	Common Stock		Common Stock Held for Issue		Paid In	Notes	Comprehensive	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance at December 31, 2015	7,657,287	$76,573	-	$-	$71,209,530	$(58,824)	$114,788	$(65,255,301)	$6,086,766

Stock-Based Compensation					510,995				510,995

Shares Issued to Jade Therapeutics, Inc. Stockholders at Acquisition	689,157	6,891	76,571	291,536	2,611,339				2,909,766

Issuance of Holdback Shares from the Jade Acquisition	22,674	227	(22,674)	(86,329)	86,102				-

Forfeiture of Holdback Shares from the Jade Acquisition			(53,897)	(205,207)	205,207				-

Issuance of Common Stock in Offering, Net of Offering Costs of $85,260	441,000	4,410			664,027				668,437

Issuance of Series A Preferred Stock Net of Offering Costs of $238,554					2,776,419				2,776,447

Conversion of Series A Preferred Stock	1,234,000	12,340			(12,312)				-

Exercise of Common Stock Options	86,765	868			55,338				56,206

Foreign Currency Translation Adjustment							5,399		5,399

Net Loss								(13,343,437)	(13,343,437)

Balance at December 31, 2016	10,130,883	$101,309	-	$-	$78,106,645	$(58,824)	$120,187	$(78,598,738)	$(329,421)

See Accompanying Notes to the Consolidated Financial Statements.

 EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Series A		Series B
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	-	$-	-	$-

Stock-Based Compensation

Cancellation of Stockholder Note Receivable

Issuance of Common Stock in Offerings, Net of Offering Costs of $1,086,736

Issuance of Series B Preferred Stock, Net of Offering Costs of $246,333			1,995	20

Conversion of Series B Preferred Stock			(1,395)	(14)

Exercise of Common Stock Options

Issuance of Restricted Stock, Net of Cancellations

Issuance of Common Stock from Employee Stock Purchase Plan

Foreign Currency Translation Adjustment

Net Loss

Balance at December 31, 2017	-	$-	600	$6

			Additional	Stockholders’	Accumulated Other		Total Stockholders’
	Common Stock		Paid In	Notes	Comprehensive	Accumulated	(Deficit)
	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance at December 31, 2016	10,130,883	$101,309	$78,106,645	$(58,824)	$120,187	$(78,598,738)	$(329,421)

Stock-Based Compensation			870,308				870,308

Cancellation of Stockholder Note Receivable				58,824			58,824

Issuance of Common Stock in Offerings, Net of Offering Costs of $1,086,736	5,978,817	59,788	8,551,895				8,611,683

Issuance of Series B Preferred Stock, Net of Offering Costs of $246,333			1,977,480				1,977,500

Conversion of Series B Preferred Stock	930,000	9,300	(9,286)				-

Exercise of Common Stock Options	61,078	611	40,107				40,718

Issuance of Restricted Stock, Net of Cancellations	103,000	1,030	(1,030)				-

Issuance of Common Stock from Employee Stock Purchase Plan	53,477	535	53,562				54,097

Foreign Currency Translation Adjustment					7,286		7,286

Net Loss						(13,217,917)	(13,217,917)

Balance at December 31, 2017	17,257,255	$172,573	$89,589,681	$-	$127,473	$(91,816,655)	$(1,926,922)

See Accompanying Notes to the Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
Operating Activities
Net Loss	$(13,217,917)	$(13,343,437)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	19,288	5,185
Stock-Based Compensation	870,308	510,995
Loss on Cancellation of Stockholder Note Receivable	91,054	-
Deferred Taxes	(1,341,973)	-
Changes in Operating Assets and Liabilities:
License and Grant Receivable	37,349	3,233,636
Prepaid Expenses and Other Current Assets	(447,570)	26,287
Refundable Tax Credit Receivable	(4,907)	7,703
Other Assets	(1,082)	(16,727)
Accounts Payable	(706,039)	712,795
Deferred Revenue	8,088,600	-
Accrued Expenses	144,348	450,383
Net Cash Used in Operating Activities	(6,468,541)	(8,413,180)

Investing Activities:
Equipment Purchased Under Capital Lease	-	(11,000)
Purchase of Property and Equipment	(36,999)	-
Acquisition of Jade (Net of Cash Acquired)	-	185,746
Net Cash (Used in) Provided by Investing Activities	(36,999)	174,746

Financing Activities:
Exercise of Common Stock Options	40,718	56,206
Proceeds from Employee Stock Purchase Plan	54,097
Proceeds from Stock Offerings	11,922,252	3,768,698
Stock Issuance Costs	(1,333,069)	(323,814)
Equipment Financing Payments	(12,645)	(2,863)
Net Cash Provided by Financing Activities	10,671,353	3,498,227

Effect of Exchange Rate Changes on Cash	4,992	6,298
Net Increase (Decrease) in Cash	4,170,805	(4,733,909)
Cash, Including Restricted Cash, Beginning of Year	3,680,224	8,414,133
Cash, Including Restricted Cash, End of Year	$7,851,029	$3,680,224

See Accompanying Notes to the Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
Supplemental Disclosure of Noncash Investing and Financing Activities:
Conversion of Preferred Stock into Common Stock	$9,300	$2,776,419
Issuance of Common Stock to Acquire Jade Therapeutics, Inc.	$-	$2,909,766
Contingent Liability in Connection with Jade Acquisition	$-	$1,210,000
Property and Equipment Acquired Under Capital Lease	$-	$31,576

See Accompanying Notes to the Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

1. Organization, Business

EyeGate Pharmaceuticals, Inc. (“EyeGate”or the “Company”) a Delaware corporation, began operations in December 2004 and is a clinical-stage specialty pharmaceutical company that is focused on developing and commercializing products for treating diseases and disorders of the eye. EyeGate’s first product in clinical trials incorporates a reformulated topically active corticosteroid, dexamethasone phosphate, EGP-437, that is delivered into the ocular tissues though our proprietary iontophoresis drug delivery system, the EyeGate® II Delivery System. The Company is developing the EyeGate® II Delivery System and EGP-437 combination product (together, the “EGP-437 Product”) for the treatment of various inflammatory conditions of the eye, including anterior uveitis, a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body, post-cataract surgery inflammation and pain, and macular edema, an abnormal thickening of the macula associated with the accumulation of excess fluids in the retina. Effective March 7, 2016, the Company acquired all of the capital stock of Jade Therapeutics, Inc. (“Jade”), a privately-held company developing locally-administered, polymer-based products designed to treat poorly-served ophthalmic indications (the “Jade Acquisition”). EyeGate and Jade are an integrated line of business developing ophthalmic solutions for a variety of ocular diseases and disorders.

On June 30, 2016, the Company completed a subsequent registered direct offering of 441,000 shares of Common Stock and 2,776.5 shares of Series A Preferred Stock (convertible into 1,234,000 shares of Common Stock), along with a concurrent private placement of warrants to purchase Common Stock. The total net proceeds to the Company from this subsequent offering, after deducting the placement agent fees and offering expenses, were approximately $3.4 million. The warrants are initially exercisable on December 30, 2016, and expire on December 30, 2021. On February 21, 2017, the Company authorized the restart of sales under the At The Market Offering Agreement between the Company and H.C. Wainwright & Co., LLC (the “ATM Agreement”) and subsequently sold 642,150 shares of Common Stock during the first quarter of 2017. No shares of Common Stock were sold pursuant to the ATM Agreement during the second, third or fourth quarters of 2017. The total net proceeds to the Company from this offering, after deducting the placement agent fees and offering expenses, were approximately $1.8 million. On June 14, 2017, the Company completed a public offering of 5,336,667 shares of Common Stock and 1,995 shares of Series B Preferred Stock (convertible into 1,330,000 shares of Common Stock), along with warrants to purchase 6,666,667 shares of Common Stock. The total net proceeds to the Company from the offering, after deducting the placement agent fees and offering expenses, were approximately $8.8 million. The warrants became exercisable upon issuance, and expire on June 14, 2022. See Note 6, “Capital Stock”.

As of December 31, 2017, there were 17,257,255 shares of Common Stock outstanding, $0.01 par value, no shares of Series A Preferred Stock outstanding, $0.01 par value, and 600 shares of Series B Preferred Stock outstanding, $0.01 par value.

Effective July 31, 2015, the Company’s Common Stock began trading on the Nasdaq Capital Market under the symbol “EYEG”.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Consolidated Financial Statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2017, EyeGate had Cash and Cash Equivalents of $7,806,029, and an Accumulated Deficit of $91,816,655. EyeGate has incurred losses and negative cash flows since inception, and future losses are anticipated. The Company anticipates having sufficient cash to fund planned operations for approximately seven months, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although the Company successfully completed its IPO, a follow-on offering, a registered direct offering, a public offering, and sales under the ATM Agreement, additional capital may not be available on terms favorable to EyeGate, if at all. On May 6, 2016, the SEC declared effective EyeGate’s registration statement on Form S-3, registering a total of $100,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings pursuant to its shelf registration statement will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with maturity of 90 days or less when acquired that are not restricted as to withdrawal, to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents, which were nominal in amount, consisted of money market accounts that are readily convertible to cash. As of December 31, 2017 and 2016, the Company has classified $45,000 and $45,000 as restricted cash, respectively.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful life of 2 to 5 years for all assets. Maintenance and repair costs are expensed as incurred. The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable, and recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

2. Summary of Significant Accounting Policies - (continued)

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of and considers whether long-lived assets held for use have been impaired whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable, or that the period of their recovery may have changed. Management makes significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity in order to test for impairment. Management reports those long-lived assets to be disposed of and assets held for sale at the lower of carrying amount or fair value less cost to sell. Based on current facts, estimates and assumptions, management believes that no assets are impaired at December 31, 2017. There is no assurance that management’s estimates and assumptions will not change in future periods.

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

Goodwill

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. Goodwill at December 31, 2017 was $1,525,896, which solely consists of the goodwill acquired in the acquisition of Jade.

Goodwill is not amortized and is tested for impairment on an annual basis in the fourth quarter of each fiscal year and whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company performed qualitative impairment evaluations on its goodwill as of December 31, 2017 and determined that there were no indications that goodwill was impaired.

In-Process Research and Development

The Company records in-process R&D projects acquired as asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At December 31, 2017, the Company has recorded $3,912,314 as in-process R&D in connection with the Jade Acquisition as part of goodwill and in-process R&D.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

2. Summary of Significant Accounting Policies - (continued)

Income Taxes

The Company will record a deferred income tax asset and liability for the expected future income tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements and income tax returns. The Company will record a deferred income tax asset and liability based on differences between the financial statement carrying, or “book”, amounts of assets and liabilities, and the tax bases of the assets and liabilities using the enacted income tax regulations in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred income tax asset will be recorded if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. As of December 31, 2017 and 2016, all of the Company’s net deferred income tax assets were subject to a full valuation allowance. As of December 31, 2017 and 2016, the Company has a net deferred tax liability of $183,923 and $1,525,896, respectively.

On December 22, 2017, the passage of legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”) was enacted and significantly revised the U.S. income tax law. The TCJA includes changes, which reduce the corporate income tax rate from 34% to 21% for years beginning after December 31, 2017 and transitions the U.S. towards a territorial tax system where U.S. shareholders of certain foreign subsidiaries would be subject to a one-time transition tax on unrepatriated accumulated foreign earnings. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued and allows a company to recognize provisional amounts when it does not have the necessary information available, prepared or analyzed, including computations, in reasonable detail to complete its accounting for the change in tax law. SAB 118 provides for a measurement of up to one year from the date of enactment.

The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. As of December 31, 2017, the Company had no unrecognized uncertain income tax positions.

Refundable Tax Credits for Research and Development

EyeGate is entitled to receive refundable tax credits associated with its research and development expenses in France. These tax credits can be realized, upon request of the Company, in the form of a cash payment or credits against tax liabilities. The Company records the refundable tax credit as income in the year in which the research and development expenses are incurred.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

2. Summary of Significant Accounting Policies - (continued)

Comprehensive Loss

Comprehensive loss is defined as the change in stockholders’ equity (deficit) during a period from transactions, and other events and circumstances from non-owner sources. The foreign currency translation adjustments (see above) are the Company’s only component of other comprehensive loss.

Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees and others. The Company measures stock-based compensation cost to employees at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis over the employee requisite service period. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Company recognizes compensation expense for non-employee stock option grants at the fair value of the goods or services received or the equity instruments issued, whichever is more reliably measurable. The Company recorded compensation expense for non-employee awards with graded vesting using the accelerated expense attribution method. In applying the Black-Sholes valuation model, prior to July 1, 2016 the Company estimated the volatility factor in the valuation calculation by using the historic stock volatility of a group of peer public companies. Effective July 1, 2016, the Company determined that the prior methodology for measuring the volatility of its Common Stock was no longer the best estimate of volatility, and the Company will instead measure volatility using its own Common Stock volatility. The Company believes that the public market for its Common Stock is the best measure to use as an input in the option pricing model. All future grants of stock options will use the Company’s historic Common Stock volatility. The Company adopted ASU No. 2016-09, Compensation - Stock Compensation, as of January 1, 2017. The Company’s policy is to record forfeitures as they occur.

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

	December 31, 2017	December 31, 2016
Common Stock Warrants	9,455,961	2,852,736
Employee Stock Options	1,893,003	1,509,711
Preferred Stock	400,000	-
Total Shares of Common Stock Issuable	11,748,964	4,362,447

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

2. Summary of Significant Accounting Policies - (continued)

Related-Party Transactions

The Company has entered into certain related-party transactions, making payments for services to two vendors, eleven consultants and two public universities, all of whom also are stockholders of the Company. These transactions generally are ones that involve a stockholder or option holder of the Company to whom we also make payments during the year, typically as a consultant or a service provider. The amounts recorded or paid are not material to the accompanying Consolidated Financial Statements.

Fair Value of Financial Instruments

The carrying amounts of Accounts Receivable and Accounts Payable approximate their fair values due to the short-term nature of these items. As December 31, 2017 and December 31, 2016, the fair value of the Company’s money market funds and contingent consideration was $750,965 and $1,210,000, and $1,500,882 and $1,210,000, respectively.

At December 31, 2017 and December 31, 2016, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

2. Summary of Significant Accounting Policies - (continued)

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

Payments or reimbursements resulting from the Company’s R&D activities are recognized as the services are performed and are presented on a gross basis so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is reasonably assured. Amounts received prior to satisfying the above revenue recognition criteria are recorded as Deferred Revenue on the Consolidated Balance Sheet.

On July 9, 2015, the Company entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”), through which the Company granted to Valeant an exclusive, worldwide commercial and manufacturing right to the Company’s EGP-437 Product in the field of anterior uveitis, as well as a right of last negotiation to license its EGP-437 Product for indications other than anterior uveitis (the “Valeant Agreement”). There are four principal R&D milestones under the Valeant Agreement: (i) the Phase 3 Clinical Trial, (ii) the Endothelial Cell Count Safety Trial (a trial to determine that treatment has not adversely affected a patient’s corneal endothelial cell density), (iii) the CMC Validation, and (iv) the New Drug Application, or “NDA”, filing with the FDA (collectively, the “Four Milestones”, and each individually, a “Milestone”). Under the Valeant Agreement, Valeant paid to the Company an initial upfront payment, and the Company is eligible to receive certain other payments, upon and subject to the achievement of certain specified development and commercial progress of the EGP-437 Product for the treatment of anterior uveitis. The Company received the initial up-front payment in 2015, which it recorded as Deferred Revenue on its Consolidated Balance Sheet, and later in 2015 began receiving certain additional payments, based on R&D progress, to continue over several years. The Company receives payments both when it crosses certain thresholds on the way to each Milestone (each, a “Progress Payment”), as well as once it achieves each Milestone. The Company is entitled to retain all of these payments. The Company defers each Progress Payment, capitalizes each payment on its Consolidated Balance Sheet as Deferred Revenue, and recognizes these payments in the aggregate as Revenue once it achieves the Milestone to which the Progress Payment relates. The Company recognizes the initial upfront payment as Revenue ratably as it completes each of the Four Milestones, the amount recognized being the total upfront payment times the percentage represented by the proportionate share of fair value of each Milestone relative to the total fair value of all Milestones. Accordingly, the Deferred Revenue account on the Condensed Consolidated Balance Sheet is reduced as Revenue is recognized in the Consolidated Statement of Operations and Comprehensive Loss. Effective with the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), the Company will begin recognizing Revenue with respect to the Valeant Agreement Progress Payments in the first quarter of 2018.

On February 21, 2017, the Company entered into another exclusive, worldwide licensing agreement with a subsidiary of Valeant (the “New Valeant Agreement”), through which the Company granted Valeant exclusive, worldwide commercial and manufacturing rights to its EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients (the “New Field”). Under the New Valeant Agreement, Valeant paid the Company an initial upfront payment of $4.0 million, and the Company is eligible to receive milestone payments totaling up to approximately $99.0 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Product for the New Field. The Company has received milestone payments totaling $3.234 million through December 31, 2017. In accordance with its revenue recognition policy, the initial upfront payment and milestone payments have been recorded as Deferred Revenue. Effective with the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), the Company will begin recognizing Revenue with respect to the New Valeant Agreement Progress Payments in the first quarter of 2018. In addition, the Company is eligible under the New Valeant Agreement to receive royalties based on a specified percent of net sales of its EGP-437 Product for the New Field throughout the world, subject to adjustment in certain circumstances.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

2. Summary of Significant Accounting Policies - (continued)

The Company received government grant funds from two sources: the U.S. Department of Defense (“DoD”) and the National Science Foundation (“NSF”). The Company was paid by the DoD after it performed specified, agreed-upon research, and it recorded these grant funds as Revenue as it performed the research. The Company was generally paid by the NSF before it performed specified, agreed-upon research. The Company recorded these NSF funds on its Consolidated Balance Sheet as Deferred Revenue when invoiced, and recognized these amounts as Revenue ratably as the research was performed, typically over a six-month period.

The DoD and NSF each committed to grant funds to Jade for specified ocular therapeutic research activities (together, the “U.S. Government Grants”) to be conducted through 2017, which have been fully funded as of December 31, 2017. The Company recognizes grant funds as Revenue when it performs the activities specified by the terms of the grant and is entitled to the funds.

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies guidance and presentation related to restricted cash in the statement of cash flows, including stating that restricted cash should be included within cash and cash equivalents on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively. The Company adopted this standard effective with these financial statements. Such adoption did not have a material effect on its financial statements and related disclosures.

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

In March 2016, the FASB issued an ASU No. 2016-09, Compensation- Stock Compensation (“ASU 2016-09”), which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, with early adoption permitted. The Company has adopted the provisions of ASU 2016-09 in the first quarter of 2017 and the adoption of this guidance did not have a material impact on its consolidated financial statements. The guidance requires the recognition in the income statement of the income tax effects of vested or settled awards. Further, the guidance requires that the recognition of anticipated tax windfalls/shortfalls be excluded in the calculation of assumed proceeds when applying the treasury stock method. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes and not classify the award as a liability that requires valuation on a mark-to-market basis. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), as subsequently amended, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract, and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented, or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In April 2015, the FASB deferred the effective date of this guidance until January 1, 2018. The Company is not early adopting this standard. The Company’s sole revenue activities currently relate to the Valeant Agreements and its U.S. Government Grants.

The Company completed its implementation analysis, including identification of revenue streams and reviews of customer contracts under ASU 2014-09’s framework. The analysis included reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under this new standard. The Company reviewed its contracts with Valeant. ASU 2014-09 requires increased disclosure, which in turn requires certain new processes. The Company is opting to use the modified retrospective transition method, meaning the cumulative effect of applying the new guidance will be recognized at the date of initial application as an adjustment to the opening accumulated deficit balance, and thus on January 1, 2018, will record a reduction to its opening accumulated deficit balance of approximately $9.5 million. The Company will continue to recognize revenue over time in 2018 as performance obligations are met.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

3. Property and Equipment

Property and equipment at December 31, 2017 and 2016 consists of the following:

	Estimated Useful Life (Years)	2017	2016
Laboratory Equipment	3	$42,576	$42,576
Office Furniture	5	14,430	-
Leasehold Improvements	2	22,569	-
		79,575	42,576
Less Accumulated Depreciation		23,824	4,536
		$55,751	$38,040

Depreciation expense was $19,288 and $5,185 for the years ended December 31, 2017 and 2016, respectively.

4. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2017	2016
Clinical Trials	$807,322	$770,158
Payroll and Benefits	788,551	668,802
Professional Fees	149,273	174,342
Consulting	57,487	44,983
Short-Term Portion of Capital Lease Obligation	11,214	12,645
Total Accrued Expenses	$1,813,847	$1,670,930

5. Debt

The Company has no indebtedness other than trade and accounts payable and capital lease obligations in the ordinary course of business as of the years ended December 31, 2017 and 2016.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

6. Capital Stock

On May 24, 2016, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at the market equity program under which the Company can from time to time offer and sell up to 1,319,289 shares of its Common Stock through the Sales Agent. Effective June 26, 2016, the Company halted indefinitely all future offers and sales of its Common Stock pursuant to the ATM Agreement. On June 30, 2016, the Company closed on the sale of its equity securities in connection with a registered direct offering, described below, and as a result, the Company was restricted from issuing any shares pursuant to the ATM Agreement for a period of 90 days following the close of the ATM Agreement. This restriction lapsed on September 28, 2016. On February 21, 2017, the Company authorized the Sales Agent to restart sales under the ATM Agreement for maximum aggregate gross proceeds of up to $3,285,798. During the first quarter of 2017, the Company sold 642,150 shares of Common Stock under this agreement for total net proceeds to the Company from this offering, after deducting the placement agent fees and offering expenses, of approximately $1.8 million. No shares of Common Stock were sold pursuant to the ATM Agreement during the second, third or fourth quarters of 2017. On June 14, 2017, the Company closed on the sale of its equity securities in connection with a public offering, described below, and as a result, the Company is restricted from issuing any shares pursuant to the ATM Agreement for a period of twenty-four months following the closing date of the offering. However, this restriction is suspended for any sale of shares of Common Stock under the ATM Agreement that is above $3.00 per share.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

6. Capital Stock - (continued)

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

At each of December 31, 2017 and December 31, 2016, the Company had 100,000,000 authorized shares of Common Stock, $0.01 par value, of which 17,257,255 and 10,130,883 shares, respectively, were outstanding. At each of December 31, 2017 and December 31, 2016, the Company had 9,995,828 and 9,997,223 authorized shares of Preferred Stock, $0.01 par value, respectively, of which 3,750 shares were designated as Series A Preferred Stock and 0 shares are issued and outstanding, and 10,000 shares were designated as Series B Preferred Stock, and 600 and 0 shares, respectively, are issued and outstanding. The reduction in shares of authorized Preferred Stock is a result of 1,395 shares of Series B Preferred Stock, which were converted to Common Stock and retired during the year ended December 31, 2017. At each of December 31, 2017 and December 31, 2016, there were 0 shares of Common Stock underlying the outstanding shares of Series A Preferred Stock, and 400,000 and 0 shares of Common Stock underlying the outstanding shares of Series B Preferred Stock, respectively.

7. Warrants

At December 31, 2017 and 2016, the following warrants were outstanding:

	Number of Awards		Weighted Average Exercise Price		Weighted Average Remaining Term in Years

Outstanding at December 31, 2015	1,983,673		$9.18		5.32
Issued	871,000	[1]	$3.50	[2]	4.49
Forfeited	(1,937)		$9.18		4.82
Outstanding at December 31, 2016	2,852,736		$7.45		4.26
Issued	6,666,667	[3]	$1.50	[4]	4.45
Forfeited	(63,442)		$6.00		7.13
Outstanding at December 31, 2017	9,455,961		$3.26		4.23

[1]	Consists of 1,742,000 warrants to purchase 837,500 shares of Common Stock issued to the investor, and 33,500 warrant shares issued to the Sales Agent, in connection with the Company’s registered direct offering on June 30, 2016.
[2]	Warrant exercise price for a full share of Common Stock. Each warrant issued is for the purchase of one-half of a share of Common Stock.
[3]	Consists of 6,666,667 warrants to purchase 6,666,667 shares of Common Stock issued in connection with the Company’s public offering on June 14, 2017.
[4]	Warrant exercise price for a full share of Common Stock.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

8. Stockholders’ Notes Receivable

In 2007, a Stockholder of the Company was issued various promissory notes totaling $58,824 for the sale of Common Stock. The notes were full recourse and collateralized by the shares of Common Stock sold. The amended notes bore compound interest at 0.93% effective October 1, 2012, and as of October 1, 2016 these notes had matured.

On September 5, 2017, these notes were forgiven by the Company in the amount of $91,054, which included accrued interest of $32,230. These amounts are recorded in General and Administrative on the Consolidated Statements of Operations and Comprehensive Loss.

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

The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”), and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. On December 27, 2017, the Company issued 53,477 shares to employees pursuant to the ESPP. As of December 31, 2017, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP is 1,690,123 and 117,090 shares, respectively.

In January 2017, the number of shares of common stock issuable under the 2014 Plan automatically increased by 405,235 shares pursuant to the terms of the 2014 Plan. Additionally, in June 2017, the number of shares of common stock issuable under the 2014 Plan was increased by 250,000 shares and issuable under the ESPP was increased by 100,000 shares, as approved by the Company’s Stockholders. These additional shares are included in the total of 1,690,123 shares issuable under the 2014 Plan and 117,090 shares issuable under the ESPP.

The following is a summary of stock option activity for the twelve months ended December 31, 2017 and 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (In Years)
Outstanding at December 31, 2015	1,277,367	$2.75	4.94
Granted	377,771	2.74	9.79
Exercised	(86,765)	0.65
Forfeited	(58,662)	3.31
Outstanding at December 31, 2016	1,509,711	$2.85	5.04
Granted	568,450	1.39	9.41
Exercised	(61,078)	0.67
Expired	(92,630)	2.10
Forfeited	(31,450)	2.99
Outstanding at December 31, 2017	1,893,003	$2.49	5.40
Exercisable at December 31, 2017	1,208,450	$2.73	4.87
Vested and Expected to Vest at December 31, 2017	1,208,450	$2.73	4.87

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

9. Equity Incentive Plan - (continued)

The Company originally estimated the volatility of its Common Stock based on the average of published volatilities contained in the most recent audited financial statements of other SEC reporting companies in industries similar to that of the Company. Effective July 1, 2016, the Company determined that the prior methodology for measuring the volatility of its Common Stock was no longer the best estimate of volatility and the Company will measure volatility using its Common Stock volatility. The Company believes that the public market for its Common Stock is the best measure to use as an input in the option pricing model. All future grants of stock options will use the Company’s historic Common Stock volatility.

During the years ended December 31, 2017 and December 31, 2016, the Board approved the grant of options to purchase 568,450 and 377,771 shares of its Common Stock, respectively. All option grants were pursuant to the 2014 Plan. In general, options granted under the 2014 Plan vest 33.33% on the one-year anniversary of the grant date, and the remainder ratably over the 24-month period following the one-year anniversary.

On February 6, 2017, the Board approved the grant of 104,000 shares of restricted stock to eight employees. These vest 33.33% on the one-year anniversary of the grant date, and the remainder ratably over the 24-month period following the one-year anniversary. As of December 31, 2017, none of these shares were vested and 1,000 shares were cancelled due to an employee termination.

For the twelve months ended December 31, 2017 and 2016, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2017	2016
Risk-Free Interest Rate	1.82%	1.82%
Expected Life	7.25 years	7.00 years
Expected Volatility	170%	99%
Expected Dividend Yield	0%	0%

The total stock-based compensation expense for employees and non-employees is included in the accompanying Consolidated Statements of Operations and as follows:

	Year Ended December 31
	2017	2016
Research and Development	$193,688	$46,288
General and Administrative	676,620	464,707
	$870,308	$510,995

The fair value of options granted for the twelve months ended December 31, 2017 and December 31, 2016 was approximately $640,000 and $758,000, respectively. The fair value of restricted stock granted for the twelve months ended December 31, 2017 and December 31, 2016 was approximately $158,000 and $0, respectively. As of December 31, 2017 and December 31, 2016, there was approximately $975,000 and $984,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted average period of 2.03 and 2.43 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2017 and December 31, 2016 was approximately $191,000 and $544,000, respectively. The intrinsic value of stock options exercised during 2017 and 2016 was approximately $78,000 and $207,000, respectively.

At December 31, 2017, there were options to purchase 116,411 shares of Common Stock available for grant under the 2014 Plan. During the year ended December 31, 2017, 53,477 shares were issued pursuant to the Company’s ESPP at a discounted price of $1.01.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

10. Income Taxes

The components of loss before income taxes are as follows:

	Year Ended December 31,
	2017	2016
Domestic	$(15,102,521)	$(13,831,191)
Foreign	542,631	487,754
Total	$(14,559,890)	$(13,343,437)

The components of income tax benefit are as follows:

	Year Ended December 31,
	2017	2016
Deferred Taxes:
Federal	$(1,160,312)	$-
State	(181,661)	-
Total Deferred Taxes	$(1,341,973)	$-
Income Tax Benefit	$(1,341,973)	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	Year Ended December 31,
	2017	2016
United States Federal Income Tax Rate	34.00%	34.00%
State Taxes, Net of Federal Benefit	4.68%	1.84%
Permanent Differences	(2.67)%	(2.47)%
Change in Valuation Allowance	46.88%	(35.02)%
Research and Development Credits	1.97%	2.95%
Tax Rate Differential	0.01%	0.13%
Federal Rate Change	(71.74)%	0.00%
Other	(3.91)%	(1.43)%
Effective Tax Rate	9.22%	0.00%

The Company’s deferred tax assets and liabilities consist of the following:

	2017	2016
Net Deferred Tax Liability:
Net Operating Loss Carryforwards	$12,624,253	$18,146,381
Research and Development Credit Carryforwards	2,002,640	1,640,669
Capitalized Research and Development	5,172,541	6,398,050
Nonqualified Stock Option	552,096	323,832
Depreciation and Amortization	(82)	3,478
Cash Versus Accrual Adjustments	4,459,785	4,387,806
Total Deferred Tax Assets	24,811,233	30,900,216
Valuation Allowance	(24,075,539)	(30,900,216)
Net Deferred Tax Asset	735,694	-
In-Process Research and Development	(919,617)	(1,525,896)
Net Deferred Tax Liability	$(183,923)	$(1,525,896)

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

10. Income Taxes - (continued)

On December 22, 2017, the TCJA was enacted and significantly revised the U.S. income tax law. The TCJA includes changes, which reduce the corporate income tax rate from 34% to 21% for years beginning after December 31, 2017 and transitions the U.S. towards a territorial tax system where U.S. shareholders of certain foreign subsidiaries would be subject to a one-time transition tax on unrepatriated accumulated foreign earnings.

U.S. GAAP requires re-measurement of U.S. deferred tax assets and liabilities to reflect the impact of tax rate reduction in the period that includes enactment date. As a result, the Company had revalued its deferred taxes assets and liabilities to 21% in the December 31, 2017 financial statements and the impact was offset by the Company’s valuation allowance. The Company has reflected the associated impact in the reconciliation of the Company’s effective tax rate above.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued and allows a company to recognize provisional amounts when it does not have the necessary information available, prepared or analyzed, including computations, in reasonable detail to complete its accounting for the change in tax law. SAB 118 provides for a measurement of up to one year from the date of enactment. The Company has not yet fully completed its analysis of the TCJA, however based on the total unrepatriated accumulated foreign earnings, the Company does not believe any additional income taxes are due as any income, if determined, will be fully offset by the Company’s net operating losses.

As of December 31, 2017, the Company has federal, and state net operating loss carryforwards of approximately $45,494,000 and $33,258,000, respectively, to offset future federal and state taxable income, which expire at various times through 2037. The Company has foreign net operating loss carryforwards of $3,201,000 as of December 31, 2017, which can be carried forward indefinitely. As of December 31, 2017, the Company also has federal, state and foreign research and development tax credit carryforwards of approximately $1,601,000, $478,000, and $25,000, respectively, to offset future income taxes, which expire at various times through 2037. The federal and state net operating loss and research tax credit carryforwards may be subject to the limitations provided in the Internal Revenue Code (“IRC”) Sections 382 and 383. A portion of the federal net operating loss attributable to Jade is subject to a Section 382 limitation. Jade’s carryover of its research and development credits will be subject to the Section 383 limitation.

The Company files United States federal income tax returns and income tax returns in the Commonwealth of Massachusetts, Utah, and New Jersey, as well as foreign tax returns for its subsidiary in France. The Company is not under examination by any jurisdiction for any tax year.

The Company has recorded a valuation allowance against its United States deferred tax assets in each of the years ended December 31, 2017, and 2016 because the Company’s management believes that it is more likely than not that these assets will not be realized. The valuation allowance decreased by approximately $6,800,000 and increased by approximately $4,810,000 during the years ended December 31, 2017 and 2016, respectively, primarily as a result of adjustments for accrual to cash basis items and capitalized research and development expenses. Additionally, during the year ended December 31, 2017, deferred tax assets and liabilities were reduced to reflect the new federal tax rate under the TCJA and the Company partially released its valuation allowance against its previously recorded deferred tax assets where future reversals of deductible temporary differences, such as those from the Company’s indefinite-lived in-process research and development, can offset taxable temporary differences from future net operating loss carryforwards due to their indefinite carryforward period under new tax law.

As of December 31, 2017 and 2016, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company will recognize interest and penalties related to tax positions in income tax expense. The Company has not, as yet, conducted a study of R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

11. Commitments and Contingencies

Leases

The Company is a party to a real property operating lease for the rental of office space in Waltham, Massachusetts of up to 4,516 square feet, that is used for its corporate headquarters. This lease terminates in December 2019. On July 6, 2016, the Company entered into a real property operating lease for office and laboratory space of approximately 2,300 square feet in Salt Lake City, Utah. This lease terminates in June 2019. Estimated minimum lease payments for the years ended December 31, 2018 and 2019 are $170,000 and $144,000, respectively.

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

On September 12, 2013, Jade entered into an agreement with BioTime, Inc. granting to it the exclusive worldwide right to commercialize cross-linked thiolated carboxymethyl hyaluronic acid (“CMHA-S”) for ophthalmic treatments in humans.  The agreement calls for a license issue fee paid to BioTime of $50,000, and requires the Company (through its Jade subsidiary) to pay an annual fee of $30,000 and royalties to BioTime based on revenue relating to any product incorporating the CMHA-S technology.  The agreement expires when patent protection for the CMHA-S technology lapses.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

11. Commitments and Contingencies - (continued)

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

12. Employee Benefit Plans

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contribution for the years ended December 31, 2017 and 2016.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2018	By:	/s/ Stephen From
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen From	President, Chief Executive Officer and Director	March 2, 2018
Stephen From	(principal executive officer)

/s/ Sarah Romano	Chief Financial Officer	March 2, 2018
Sarah Romano	(principal financial and accounting officer)

/s/ Paul Chaney	Chairman	March 2, 2018
Paul Chaney

/s/ Morton Goldberg	Director	March 2, 2018
Morton Goldberg

/s/ Praveen Tyle	Director	March 2, 2018
Praveen Tyle

/s/ Thomas E. Hancock	Director	March 2, 2018
Thomas E. Hancock

/s/ Bernard Malfroy-Camine	Director	March 2, 2018
Bernard Malfroy-Camine

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit
2.1[1]	Stock Purchase Agreement, dated as of March 7, 2016, by and among the Registrant and the Sellers named therein.
3.1[2]	Restated Certificate of Incorporation of the Registrant.
3.2[2]	Amended and Restated By-laws of the Registrant.
3.3[8]	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.
3.4[14]	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.
4.1[3]	Specimen Stock Certificate evidencing the shares of common stock.
4.2[8]	Form of Common Stock Purchase Warrant, dated June 30, 2016.
4.3[16]	Form of Common Stock Purchase Warrant, dated June 14, 2017.
10.1[4]	2005 Equity Incentive Plan, as amended.
10.2[5]	2014 Equity Incentive Plan.
10.3[5]	Employee Stock Purchase Plan.
10.4†[4]	Transaction Protocol (License Agreement), by and between Optis B.V., Optis France SA, and Mrs. Francine Behar-Cohen, dated as of July 23, 1999.
10.5†[4]	Amended and Restated License Agreement, by and between University of Miami and EyeGate Pharma SA (f/k/a Optis France SA), dated as of December 16, 2005.
10.6†[4]	First Amendment to First Amended and Restated License Agreement of and between EyeGate Pharma SA and University of Miami, dated as of July 7, 2014.
10.7†[6]	License Agreement made as of July 9, 2015, by and among the Registrant, EyeGate Pharma S.A.S., a wholly owned subsidiary of the Registrant and Valeant Pharmaceuticals Luxembourg S.à r.l., a société à responsabilité limitée.
10.8[7]	Form of Warrant Agency Agreement, dated August 5, 2015, by and between the Registrant and VStock Transfer, LLC.
10.9[4]	Form of Indemnification Agreement.
10.10[4]	Form of Notice of Stock Option Grant pertaining to the 2014 Equity Incentive Plan.
10.11[4]	Form of Notice of Stock Unit Award pertaining to the 2014 Equity Incentive Plan.
10.12#[4]	Form of Amended and Restated Offer of Employment by and between the Registrant and Michael Manzo.
10.13#[13]	Second Amended and Restated Employment Agreement, dated February 25, 2016, by and between the Registrant and Stephen From.
10.14#[18]	Third Amended and Restated Employment Agreement, dated February 25, 2016, by and between the Registrant and Stephen From.
10.15[8]	Form of Securities Purchase Agreement, dated as of June 27, 2016, by and among the Registrant and the Purchasers named therein.
10.16[8]	Engagement Letter, dated as of June 24, 2016, by and between the Registrant and Rodman & Renshaw, a unit of H.C. Wainwright & Co.
10.17[9]	At the Market Offering Agreement, dated as of May 24, 2016, by and between the Registrant and H.C. Wainwright & Co., LLC.
10.18#[10]	Offer Letter, dated as of April 25, 2016, by and between the Registrant and Ryan Brenneman.
10.19#[11]	Separation Agreement, dated as of December 21, 2016, by and between the Registrant and Ryan Brenneman.
10.20#[12]	Offer Letter, dated as of February 1, 2017, by and between the Registrant and Sarah Romano.
10.21#[19]	Offer Letter, dated as of January 1, 2018, by and between the Registrant and Sarah Romano.
10.22†[17]	License Agreement, dated February 21, 2017, by and among the Registrant, EyeGate Pharma S.A.S., a wholly owned subsidiary of the Registrant and Valeant Pharmaceuticals Ireland.
10.23[15]	Engagement Letter, dated as of June 2, 2017, by and between the Registrant and Rodman & Renshaw, a unit of H.C. Wainwright & Co.
10.24[15]	Form of Securities Purchase Agreement, dated as of June 14, 2017, by and among the Registrant and the Purchasers named therein.
10.25#[18]	EyeGate Pharmaceuticals, Inc. Change in Control Severance Plan.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed March 7, 2015) and incorporated by reference thereto.
2	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed February 20, 2015) and incorporated by reference thereto.
3	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (filed August 29, 2014) and incorporated by reference thereto.
4	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (filed July 30, 2014) and incorporated by reference thereto.
5	Previously filed as an exhibit to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (filed December 24, 2014) and incorporated by reference thereto.
6	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 10, 2015) and incorporated by reference thereto.
7	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 5, 2015) and incorporated by reference thereto.
8	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 27, 2016) and incorporated by reference thereto.
9	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 25, 2016) and incorporated by reference thereto.
10	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed April 29, 2016) and incorporated by reference thereto.
11	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed December 12, 2016) and incorporated by reference thereto.
12	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed February 6, 2017) and incorporated by reference thereto.
13	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 30, 2016) and incorporated by reference thereto.
14	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 14, 2017) and incorporated by reference thereto.
15	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 9, 2017) and incorporated by reference thereto.
16	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (filed June 5, 2017) and incorporated by reference thereto.
17	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed February 23, 2017) and incorporated by reference thereto.
18	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 29, 2017) and incorporated by reference thereto.
19	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 4, 2018) and incorporated by reference thereto.

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

#	Management contract or compensatory plan or arrangement.