Form 10-Q
period 2018-03-31
EYEGATE PHARMACEUTICALS INC
filed 2018-05-11
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

☐   Yes     ☒   No

At May 9, 2018, there were 41,635,005 shares of the registrant’s common stock outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2018

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 25 of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 2, 2018, or the Annual Report. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,648,308	$7,806,029
Unbilled Revenue	922,488	-
Prepaid Expenses and Other Current Assets	731,649	629,591
Current Portion of Refundable Tax Credit Receivable	25,886	23,685
Total Current Assets	5,328,331	8,459,305
Property and Equipment, Net	47,785	55,751
Restricted Cash	45,000	45,000
Goodwill and In-Process R&D	5,438,210	5,438,210
Other Assets	307,126	307,126
Total Assets	$11,166,452	$14,305,392
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$221,880	$706,089
Accrued Expenses	1,409,348	1,813,847
Deferred Revenue	2,860,000	12,313,600
Total Current Liabilities	4,491,228	14,833,536
Non-Current Liabilities:
Contingent Consideration	1,210,000	1,210,000
Deferred Tax Liability	183,923	183,923
Long-Term Portion of Capital Lease Obligation	3,283	4,855
Total Non-Current Liabilities	1,397,206	1,398,778
Total Liabilities	5,888,434	16,232,314
Commitments and Contingencies (Note 9)
Stockholders’ Equity (Deficit):
Preferred Stock, $0.01 Par Value: 9,995,828 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding at March 31, 2018 and December 31, 2017; 10,000 designated Series B, 600 shares issued and outstanding at March 31, 2018 and December 31, 2017; 10,000 shares designated Series C, 0 shares issued and outstanding at March 31, 2018 and December 31, 2017	6	6
Common Stock, $0.01 Par Value: 100,000,000 shares authorized; 17,257,255 shares issued and outstanding at March 31, 2018 and December 31, 2017	172,573	172,573
Additional Paid-In Capital	89,694,834	89,589,681
Accumulated Deficit	(84,718,102)	(91,816,655)
Accumulated Other Comprehensive Income	128,707	127,473
Total Stockholders’ Equity (Deficit)	5,278,018	(1,926,922)
Total Liabilities and Stockholders’ Equity (Deficit)	$11,166,452	$14,305,392

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Collaboration Revenue	$1,096,008	$184,532
Operating Expenses:
Research and Development	2,521,009	1,815,000
General and Administrative	954,048	1,289,144
Total Operating Expenses	3,475,057	3,104,144
Operating Loss Before Other Expense	(2,379,049)	(2,919,612)
Other Expense, Net:
Interest Income	26	261
Interest Expense	(304)	(303)
Total Other Expense, Net	(278)	(42)
Net Loss	$(2,379,327)	$(2,919,654)
Net Loss Per Common Share - Basic and Diluted	$(0.14)	$(0.28)
Weighted Average Shares Outstanding - Basic and Diluted	17,257,255	10,456,379
Other Comprehensive Loss:
Foreign Currency Translation Adjustments	1,234	65

Comprehensive Loss	$(2,378,093)	$(2,919,589)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

					Additional	Accumulated Other		Total
	Series B Preferred Stock		Common Stock		Paid In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2017, as filed	600	$6	17,257,255	$172,573	$89,589,681	$127,473	$(91,816,655)	$(1,926,922)

Cumulative effect of change in accounting principle (note 2)							9,477,880	9,477,880
Balance at January 1, 2018	600	6	17,257,255	172,573	89,589,681	127,473	(82,338,775)	7,550,958
Stock-Based Compensation					145,547			145,547
Stock Issuance Costs					(40,394)			(40,394)
Foreign Currency Translation Adjustment						1,234		1,234
Net Loss							(2,379,327)	(2,379,327)

Balance at March 31, 2018	600	$6	17,257,255	$172,573	$89,694,834	$128,707	$(84,718,102)	$5,278,018

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net Loss	$(2,379,327)	$(2,919,654)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	7,966	4,536
Stock-Based Compensation	145,547	276,901
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	(102,058)	(398,476)
Refundable Tax Credit Receivable	(1,524)	-
License Fee Receivable	-	3,927,514
Other Assets	-	(207)
Accounts Payable	(484,209)	(101,138)
Deferred Revenue	(92,000)	-
Unbilled Revenue	(806,208)	-
Accrued Expenses	(402,910)	(808,077)
Net Cash Used in Operating Activities	(4,114,723)	(18,601)

Financing Activities
Exercise of Common Stock Options	-	1,841
Proceeds from Issuance of Stock	-	1,922,252
Stock Issuance Costs	(40,394)	(98,319)
Equipment Financing Payments	(3,161)	(3,162)
Net Cash (Used In) Provided by Financing Activities	(43,555)	1,822,612
Effect of Exchange Rate Changes on Cash	557	(1,564)
Net (Decrease) Increase in Cash	(4,157,721)	1,802,447
Cash, Including Restricted Cash, Beginning of Period	7,851,029	3,680,224
Cash, Including Restricted Cash, End of Period	$3,693,308	$5,482,671

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

1. Organization, Business, and Liquidity

EyeGate Pharmaceuticals, Inc. (“EyeGate” or the “Company”) a Delaware corporation, began operations in December 2004 and is a clinical-stage specialty pharmaceutical company that is focused on developing and commercializing products for treating diseases and disorders of the eye. EyeGate’s first product in clinical trials incorporates a reformulated topically active corticosteroid, dexamethasone phosphate, EGP-437, that is delivered into the ocular tissues though its proprietary iontophoresis drug delivery system, the EyeGate® II Delivery System. The Company is developing the EyeGate® II Delivery System and EGP-437 combination product (together, the “EGP-437 Product”) for the treatment of various inflammatory conditions of the eye, including anterior uveitis, a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body, post-cataract surgery inflammation and pain, and macular edema, an abnormal thickening of the macula associated with the accumulation of excess fluids in the retina. The Company’s wholly owned subsidiary, Jade Therapeutics, Inc. (“Jade”), develops locally-administered, polymer-based products designed to treat poorly-served ophthalmic indications. EyeGate and Jade are an integrated line of business developing ophthalmic solutions for a variety of ocular diseases and disorders.

As of March 31, 2018, there were 17,257,255 shares of Common Stock outstanding, $0.01 par value, no shares of Series A Preferred Stock outstanding, $0.01 par value, 600 shares of Series B Preferred Stock outstanding, $0.01 par value, and no shares of Series C Preferred Stock outstanding, $0.01 par value.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2018, EyeGate had Cash and Cash Equivalents of $3,648,308, and an Accumulated Deficit of $84,718,102. EyeGate has incurred losses and negative cash flows since inception, and future losses are anticipated. Following the closing of a public offering on April 17, 2018 and receipt of net proceeds of approximately $10.1 million, the Company anticipates having sufficient cash to fund planned operations for approximately twelve to fifteen months, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although the Company successfully completed its IPO, a follow-on public offering, a registered direct offering, two public offerings, and sales under an at-the-market equity offering, additional capital may not be available on terms favorable to EyeGate, if at all. On May 6, 2016, the SEC declared effective EyeGate’s registration statement on Form S-3, registering a total of $100,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings, including offerings pursuant to its shelf registration statement, will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, EyeGate Pharma S.A.S. and Jade (since date of acquisition), collectively referred to as “the Company”. All inter-company balances and transactions have been eliminated in consolidation. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and disclosures normally included in Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or eliminated. Accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual financial statements of the Company as of and for the year ended December 31, 2017.

Unaudited Interim Financial Information

The accompanying interim financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for an interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

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

In-process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At March 31, 2018, the Company has recorded $3,912,314 of in-process R&D, as part of goodwill and in-process R&D on the Condensed Consolidated Balance Sheet.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Related Party Transactions

The Company has entered into certain related-party transactions, making payments for services to one vendor, ten consultants and two public universities, all of whom also are stockholders of the Company. These transactions generally are ones that involve a stockholder or option holder of the Company to whom we also make payments during the year, typically as a consultant or a service provider. The amounts recorded or paid are not material to the accompanying Condensed Consolidated Financial Statements.

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

	March 31, 2018 (unaudited)	March 31, 2017 (unaudited)
Common Stock Warrants	9,455,961	2,852,736
Employee Stock Options	2,167,003	1,489,934
Total Shares of Common Stock Issuable	11,622,964	4,342,670

Fair Value of Financial Instruments

The carrying amounts of Accounts Receivable and Accounts Payable approximate their fair values due to the short-term nature of these items. As of March 31, 2018 and December 31, 2017, the fair value of the Company’s money market funds and contingent consideration was $750,984 and $1,210,000, and $750,965 and $1,210,000, respectively.

At March 31, 2018 and December 31, 2017, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

2. Summary of Significant Accounting Policies - (continued)

Revenue Recognition

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

On July 9, 2015, the Company entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”), through which the Company granted to Valeant an exclusive, worldwide commercial and manufacturing right to the Company’s EGP-437 Product in the field of anterior uveitis, as well as a right of last negotiation to license its EGP-437 Product for indications other than anterior uveitis (the “Valeant Agreement”). There are four principal R&D milestones under the Valeant Agreement: (i) the Phase 3 Clinical Trial, (ii) the Endothelial Cell Count Safety Trial (a trial to determine that treatment has not adversely affected a patient’s corneal endothelial cell density), (iii) the CMC Validation, and (iv) the New Drug Application, or “NDA”, filing with the FDA (collectively, the “Four Milestones”, and each individually, a “Milestone”). Under the Valeant Agreement, Valeant paid to the Company an initial upfront payment of $1.0 million and the Company is eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified development and commercial progress of the EGP-437 Product for the treatment of anterior uveitis. The Company has received milestone payments totaling approximately $4.1 million through March 31, 2018. The Company receives payments both when it crosses certain thresholds on the way to each Milestone (each, a “Progress Payment”), as well as once it achieves each Milestone. The Company is entitled to retain all of these payments. In accordance with its former revenue recognition policy, through December 31, 2017 the initial upfront payment and milestone payments were recorded as Deferred Revenue. In addition, the Company is eligible under the Valeant Agreement to receive royalties based on a specified percent of net sales of its EGP-437 Product for the field of anterior uveitis throughout the world, subject to adjustment in certain circumstances.

On February 21, 2017, the Company entered into another exclusive, worldwide licensing agreement with a subsidiary of Valeant (the “New Valeant Agreement”), through which the Company granted Valeant exclusive, worldwide commercial and manufacturing rights to its EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients (the “New Field”). Under the New Valeant Agreement, Valeant paid the Company an initial upfront payment of $4.0 million, and the Company is eligible to receive milestone payments totaling up to approximately $99.0 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Product for the New Field. The Company has received milestone payments totaling approximately $3.4 million through March 31, 2018. In accordance with its former revenue recognition policy, through December 31, 2017 the initial upfront payment and milestone payments were recorded as Deferred Revenue. In addition, the Company is eligible under the New Valeant Agreement to receive royalties based on a specified percent of net sales of its EGP-437 Product for the New Field throughout the world, subject to adjustment in certain circumstances.

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”), as subsequently amended, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for public companies for years ending after December 15, 2017, with early adoption permitted.

The Company did not elect to early adopt and adopted the new standard on January 1, 2018, using the modified retrospective method, which provides for a cumulative effect adjustment in the amount of $9.5 million to beginning 2018 accumulated deficit and to deferred and unbilled revenue for the Valeant contracts impacted by the adoption of the new standard. The changes to the method and/or timing of the Company’s revenue recognition associated with the adoption of the new standard primarily relate to the determination that there is one performance obligation in each contract with Valeant and that the license combined with the R&D services is the performance obligation.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

2. Summary of Significant Accounting Policies - (continued)

The cumulative effect of initially applying the new revenue recognition guidance to the Company’s Condensed Consolidated Balance Sheet on January 1, 2018 was as follows:

		Cumulative Impact
	Balance as of	from Adopting New	Balance as of
	December 31, 2017	Revenue Guidance	January 1, 2018
Assets:
Unbilled Revenue	-	116,280	116,280

Liabilities:
Deferred Revenue	12,313,600	(9,361,600)	2,952,000

Stockholders' Equity:
Accumulated Deficit	(91,816,655)	9,477,880	(82,338,775)

The impact from adopting the new revenue recognition guidance on the Company’s Condensed Consolidated Financial Statements was as follows:

		Previous	Impact from
	As Reported	Accounting	Adopting New
	March 31, 2018	Guidance	Revenue Guidance
Condensed Consolidated Balance Sheet
Assets:
Unbilled Revenue	922,488	-	922,488

Liabilities:
Deferred Revenue	2,860,000	12,511,400	(9,651,400)

Stockholders' Equity:
Accumulated Deficit	(84,718,102)	(95,291,990)	10,573,888

Condensed Consolidated Statement of Operations and Comprehensive Loss

Collaboration Revenue	1,096,008	-	1,096,008

Operating Loss Before Other Expenses	(2,379,049)	(3,475,057)	1,096,008

Net Loss	(2,379,327)	(3,475,335)	1,096,008

Comprehensive Loss	(2,378,093)	(3,474,101)	1,096,008

Under this new guidance, the Company recognizes revenue when its customer obtains control of promised services, in an amount that reflects the consideration which the Company expects to receive in exchange for those services. To determine whether arrangements are within the scope of this new guidance, the Company performs the following five steps: (i) identifies the contract with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the Company satisfies its performance obligation. The Company applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Upon adoption of ASU 2014-09, the Company recognizes revenue from the transaction price applied to each single performance obligation over time as milestones are reached for each performance obligation. The Company only recognizes revenue on those milestones that are within the Company’s control and any constrained variable consideration that requires regulatory approval will only be included in the transaction price when performance is complete.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

2. Summary of Significant Accounting Policies - (continued)

The below table represents the changes in the Company’s contract assets and contract liabilities:

	March 31, 2018	January 1, 2018
Contract Asset:
Unbilled Revenue	922,488	116,280

Contract Liabilities:
Deferred Revenue	2,860,000	2,952,000

Three Months Ended
March 31, 2018
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	92,000

In addition, the Company may receive government grant funds for specified ocular therapeutic research activities. Revenue under these grants will be recorded when the Company performs the activities specified by the terms of each grant and is entitled to the funds.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and the right-to-use assets, which are asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company does not expect to early adopt this standard and currently has leases (see Note 9) that will be in place at the effective date. The Company is currently evaluating the effect that the new guidance will have on its Consolidated Financial Statements and related disclosures.

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The new standard is effective for the Company on January 1, 2020. The new standard is required to be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company is evaluating the effect that ASU No. 2017-04 will have on its Consolidated Financial Statements and related disclosures.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

3. Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Life (Years)	March 31, 2018 (unaudited)	December 31, 2017
Laboratory Equipment	3	$42,576	$42,576
Office Furniture	5	14,430	14,430
Leasehold Improvements	2	22,569	22,569
		79,575	79,575
Less: Accumulated Depreciation		31,790	23,824
		$47,785	$55,751

Depreciation expense was $7,966 and $4,536 for the three-month periods ended March 31, 2018 and 2017, respectively.

4. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2018 (unaudited)	December 31, 2017
Clinical Trials	$815,921	$807,322
Payroll and Benefits	333,796	788,551
Professional Fees	195,374	149,273
Consulting	54,633	57,487
Short-Term Portion of Capital Lease Obligation	9,624	11,214
Total Accrued Expenses	$1,409,348	$1,813,847

5. Debt

The Company has no indebtedness other than trade and accounts payable and capital lease obligations in the ordinary course of business as of March 31, 2018 and December 31, 2017.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

6. Capital Stock

On May 24, 2016, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at the market equity program under which the Company can from time to time offer and sell up to 1,319,289 shares of its Common Stock through the Sales Agent. On February 21, 2017, the Company authorized the Sales Agent to restart sales under the ATM Agreement for maximum aggregate gross proceeds of up to $3,285,798. During the first quarter of 2017, the Company sold 642,150 shares of Common Stock under this agreement for total net proceeds to the Company from this offering, after deducting the placement agent fees and offering expenses, of approximately $1.8 million. No further shares of Common Stock have been sold pursuant to the ATM Agreement. On June 14, 2017, the Company closed on the sale of its equity securities in connection with a public offering, described below, and as a result, the Company is restricted from issuing any shares pursuant to the ATM Agreement for a period of twenty-four months following the closing date of the offering. However, this restriction is suspended for any sale of shares of Common Stock under the ATM Agreement that is above $3.00 per share.

On June 14, 2017, the Company completed a public offering of 5,336,667 shares of Common Stock and 1,995 shares of Series B Preferred Stock (convertible into 1,330,000 shares of Common Stock), along with warrants to purchase 6,666,667 shares of Common Stock. The total net proceeds to the Company from the offering, after deducting the placement agent fees and offering expenses, were approximately $8.8 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series B Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $1.50 per share, which totaled warrants to purchase an aggregate of 6,666,667 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on June 14, 2022, five years following the date of issuance. Concurrently with the closing of the public offering, a holder elected to convert 675 shares of Series B Preferred Stock into 450,000 shares of Common Stock. Subsequently, on June 15, 2017 and April 9, 2018, holders converted 1,320 shares of Series B Preferred stock into 880,000 shares of Common Stock.

At each of March 31, 2018 and December 31, 2017, the Company had 100,000,000 authorized shares of Common Stock, $0.01 par value, of which 17,257,255 shares were outstanding. At each of March 31, 2018 and December 31, 2017, the Company had 9,995,828 authorized shares of Preferred Stock, $0.01 par value, of which 3,750 shares were designated as Series A Preferred Stock and 0 shares are issued and outstanding, 10,000 shares were designated as Series B Preferred Stock and 600 shares are issued and outstanding, and 10,000 shares were designated as Series C Preferred Stock and 0 shares are issued and outstanding. At each of March 31, 2018 and December 31, 2017, there were 0 shares of Common Stock underlying the outstanding shares of Series A and Series C Preferred Stock, and 400,000 shares of Common Stock underlying the outstanding shares of Series B Preferred Stock.

7. Warrants

At March 31, 2018, the following warrants were outstanding:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2017	9,455,961	$3.26	4.23
Outstanding at March 31, 2018	9,455,961	$3.26	3.98

All of the warrant agreements provide for a cashless exercise in certain specified circumstances, whereby the number of warrants to be issued will be reduced by the number of shares which could be purchased from the proceeds of the exercise of the respective warrant. The outstanding warrants expire from 2020 through 2025.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”), and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. As of March 31, 2018, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP is 2,040,123 and 170,567 shares, respectively.

In January 2018, the number of shares of common stock issuable under the 2014 Plan automatically increased by 350,000 shares pursuant to the terms of the 2014 Plan. These additional shares are included in the total of 2,040,123 shares issuable under the 2014 Plan.

The following is a summary of stock option activity for the three months ended March 31, 2018 and 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (In Years)
Outstanding at December 31, 2017	1,893,003	$2.49	5.40
Granted	275,500	0.57	9.90
Forfeited	(1,500)	0.83
Outstanding at March 31, 2018	2,167,003	$2.24	5.49
Exercisable at March 31, 2018	1,272,677	$2.72	3.90
Vested and Expected to Vest at March 31, 2018	1,272,677	$2.72	3.90

Outstanding at December 31, 2016	1,509,711	$2.85	5.04
Granted	51,450	1.71	9.85
Exercised	(1,083)	1.70
Expired	(70,144)	2.16
Outstanding at March 31, 2017	1,489,934	$2.87	5.27
Exercisable at March 31, 2017	1,051,719	$2.75	4.49
Vested and Expected to Vest at March 31, 2017	1,051,719	$2.75	4.49

On February 28, 2018, the Board approved the grant of options to purchase 275,000 shares of its common stock to sixteen employees. On March 21, 2018, the Board approved the grant of options to purchase 500 shares of its common stock to one employee. All grants were pursuant to the 2014 Plan. In general, options granted under the 2014 Plan vest 33.33% on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

8. Equity Incentive Plan - (continued)

On February 6, 2017, the Board approved the grant of 104,000 shares of restricted stock to eight employees pursuant to the 2014 Plan. These vest 33.33% on the one-year anniversary of the grant date, and the remainder ratably over the 24-month period following the one-year anniversary. As of March 31, 2018, 37,190 of these shares were vested and 1,000 shares were cancelled due to an employee termination.

For the quarters ended March 31, 2018 and 2017, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2018	2017

Risk-Free Interest Rate	1.82%	1.82%
Expected Life	7.00 years	9.20 years
Expected Volatility	159%	174%
Expected Dividend Yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the quarter ended March 31, 2018 and 2017 was $0.57 and $1.72, respectively.

The total stock-based compensation expense for employees and non-employees is included in the accompanying Condensed Consolidated Statements of Operations and as follows:

	Three Months Ended March 31,
	2018	2017
Research and Development	$57,078	$164,932
General and Administrative	88,469	111,969
	$145,547	$276,901

The fair value of options granted for the three months ended March 31, 2018 and March 31, 2017 was $151,174 and $22,862, respectively. As of March 31, 2018, and March 31, 2017, there was approximately $945,000 and $1,007,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements (stock options and unvested restricted stock) granted, which cost is expected to be recognized over a weighted-average period of 1.57 and 1.61 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2018 and March 31, 2017 was approximately $0 and $1,181,000. The intrinsic value of stock options exercised during March 31, 2018 and March 31, 2017 was approximately $0 and $1,000, respectively.

At March 31, 2018, there were 192,411 options available under the 2014 Plan and 117,090 shares available under the Company’s ESPP.

9. Commitments and Contingencies

Leases

The Company is a party to a real property operating lease for the rental of office space in Waltham, Massachusetts of up to 4,516 square feet, that is used for its corporate headquarters. This lease terminates in December 2019. On July 6, 2016, the Company entered into a real property operating lease for office and laboratory space of approximately 2,300 square feet in Salt Lake City, Utah. This lease terminates in June 2019. Estimated future minimum lease payments for the years ended December 31, 2018 and 2019 are $128,000 and $144,000, respectively.

The Company is a party to two nominal equipment capital lease agreements, one for a three-year term and one for a two-year term, for the use of scientific instruments in its Salt Lake City laboratory.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

9. Commitments and Contingencies - (continued)

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

On July 23, 1999, the Company entered into a perpetual Transaction Protocol agreement with Francine Behar-Cohen to acknowledge the Company’s right to use certain patents that Ms. Behar-Cohen had certain ownership rights with respect to and which are used in the Company’s EGP-437 Combination Product. The agreement also provides for the Company to pay Ms. Behar-Cohen a fee based on a percentage of the pre-tax turnover generated from sales of the Company’s EGP-437 Combination Product relating to its inclusion of the EyeGate® II Delivery System. The fees due under the agreement expired in January 2018, but the Company continues to maintain its rights under the agreement.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

10. Employee Benefit Plans

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contribution for the three months ended March 31, 2018 and 2017.

11. Subsequent Events

On April 17, 2018, the Company completed a public offering of 14,730,000 shares of Common Stock and 6,536.4 shares of Series C Convertible Preferred Stock (convertible into 20,426,250 shares of Common Stock), along with warrants to purchase 35,156,250 shares of Common Stock. The offering was priced at $0.32 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock) and warrant. The total net proceeds to the Company from the offering, after deducting the placement agent fees and offering expenses, were approximately $10.1 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $0.32 per share, which totaled warrants to purchase an aggregate 35,156,250 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on April 17, 2023, five years following the date of issuance. Concurrently with the closing of the public offering, a holder elected to convert 1,400 shares of Series C Convertible Preferred Stock into 4,375,000 shares of Common Stock. Subsequently, on April 18, 2018, April 23, 2018, and April 30, 2018, holders converted 1,044.4 shares of Series C Convertible Preferred stock into 3,263,750 shares of Common Stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 25 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 2, 2018. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Quarterly Report on Form 10-Q.

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

EyeGate OBG has successfully completed its first-in-man clinical trial demonstrating the acceleration of re-epithelization of the cornea following photorefractive keratectomy. We anticipate approval of our Investigative Device Exemption (IDE) and initiating a second trial, the pilot trial, in the third quarter of 2018. We plan to file an additional IDE for the same product to treat patients with punctate epitheliopathies, focused on moderate dry eye, in the third quarter of 2018. We anticipate initiating the trial in the third quarter of 2018.

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

Our other product candidate from our second platform is EGP-437, a reformulated topically active corticosteroid, dexamethasone phosphate, delivered into the ocular tissues through our proprietary innovative iontophoresis drug delivery system, the EyeGate® II Delivery System. The EyeGate® II Delivery System features a compact and easy-to-use device that we believe has the potential to deliver drugs non-invasively and quickly into the ocular tissues through the use of iontophoresis, which can accelerate the onset of action, dramatically reduce dosing frequency compared to regular eye drops, and sustain the duration of therapeutic effect. Iontophoresis employs the use of a low electrical current that promotes the migration of a charged drug substance across biological membranes. The EyeGate® II Delivery System is easy-to-use, taking only a few minutes to deliver medication. More than 3,000 treatments have been administered to date using our EyeGate® II Delivery System in clinical trials. EGP-437 is currently in clinical development for the treatment of various inflammatory conditions of the eye. Current programs include the treatment of ocular inflammation and pain in post-surgical cataract patients and the treatment of uveitis, a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body, with a Phase 3 trial currently underway. We expect to report top-line data for the uveitis trial in the third quarter of 2018. We announced topline data for the Phase 2b cataract surgery trial in the first quarter of 2018. Although EGP-437 demonstrated a higher rate of success compared to vehicle at all time points, the co-primary endpoints of proportion of subjects with an anterior chamber cell (ACC) count of zero at day 7 and the proportion of subjects with a pain score of zero at day 1 did not show statistical significance. The efficacy results for the absence of inflammatory cells in the EGP-437 treatment group met our expectations, but the vehicle group response was better than anticipated. We will continue to review the data to determine next steps and to continue evaluating EGP-437 for the reduction of pain and inflammation following ocular surgery.

EGP-437 is being developed pursuant to a new drug application, or NDA, under the Section 505(b)(2) pathway, which enables an applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its NDA. In the case of EGP-437, the existing reference product is dexamethasone eye drops. Based on guidance provided by the FDA, we believe that if the planned confirmatory Phase 3 trial of EGP-437 in anterior uveitis meets non-inferiority criteria, the results of that trial, along with data from our previously completed Phase 3 trial in anterior uveitis, will be sufficient to support a NDA filing in the first half of 2019. We also believe, based on guidance provided by the FDA, that the design of the ongoing confirmatory Phase 3 anterior uveitis trial is acceptable and that the nonclinical work completed to date is sufficient to support a NDA filing.

Medical products containing a combination of new drugs, biological products, or medical devices may be regulated as “combination products” in the U.S. A combination product generally is defined as a product comprised of components from two or more regulatory categories, such as drug/device, device/biologic, or drug/biologic. Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic, or device. In order to facilitate premarket review of combination products, the FDA designates one of its centers to have primary jurisdiction for the premarket review and regulation of both components. We expect that the Center for Drug Evaluation and Research will have primary jurisdiction over our EGP-437 combination product. The determination of whether a product is a combination product or two separate products is made by the FDA on a case-by-case basis. We have had discussions with the FDA about the status of our EGP-437 combination product as a combination product and we have been advised that the FDA considers our product a combination drug/device.

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

On November 20, 2017, we received a notice from NASDAQ notifying us that as of November 20, 2017, we were not in compliance with NASDAQ Listing Rule 5550(b)(1), as we did not maintain a minimum required stockholders’ equity of $2.5 million, or NASDAQ Listing Rule 5550(b)(2), as the market value of our listed securities (“MVLS”) was below the minimum $35 million for the previous 30 consecutive business days, or NASDAQ Listing Rule 5550(b)(3), as we had not had net income from continuing operations in the latest fiscal year or in two of the last three fiscal years. In accordance with NASDAQ Listing Rule 5810(c)(2)(A)(i), we submitted a plan to regain compliance to NASDAQ on January 4, 2018. NASDAQ accepted that plan, and we have a period of 180 calendar days from receipt of the original notice, or until May 21, 2018, to regain compliance. On April 17, 2018, we completed a public offering of our Common Stock, Series C Preferred Stock and warrants, with total net proceeds of approximately $10.1 million. As a result of that offering, we regained compliance with NASDAQ Listing Rule 5550(b)(1).

Throughout our history, we have not generated significant revenue. We have never been profitable, and from inception through March 31, 2018, our losses from operations have aggregated $84.7 million. Our Net Loss was approximately $2.4 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our EGP-437 Product for the treatment of uveitis as well as other indications, and the EyeGate OBG, our lead product candidate for corneal epithelial defects, and any other product candidates we advance to clinical development. If we obtain regulatory approval for EyeGate OBG, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of EyeGate OBG including sales, marketing and distribution functions.

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

Financial Overview

Revenues

To date, we have recognized Collaboration Revenue from several U.S. government grants made to Jade for ocular therapeutic research (collectively, the “U.S. Government Grants”), as well as from Valeant as performance obligations toward milestones are met. See Note 2, “Significant Accounting Policies”. We expect to continue to incur significant operating losses as we fund research and clinical trial activities relating to our ocular therapeutic assets, consisting of EGP-437, our iontophoretic delivery technology, and our CMHA-S-based products. There can be no guarantee that the losses incurred to fund these activities will succeed in generating revenue.

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

Substantially all of our research and development expenses to date have been incurred in connection with our EGP-437 Combination Product and EyeGate OBG. We expect our research and development expenses to remain stable for the foreseeable future as EGP-437 and EyeGate OBG continue through clinical development, including the conduct of our planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our EGP-437 Combination Product and EyeGate OBG. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

While our significant accounting policies are discussed in more detail in Note 2 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

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

Revenue Recognition

Our revenues are generated primarily through arrangements which generally contain multiple elements, or deliverables, including licenses and R&D activities to be performed by us on behalf of the licensor or grantor. Payments to us under these arrangements typically include one or more of the following: (1) nonrefundable, upfront license fees, (2) funding of discovery research efforts on a full-time equivalent basis, (3) reimbursement of research, development and intellectual property costs, (4) milestone payments, and (5) royalties on future product sales.

On July 9, 2015, we entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”), through which we granted to Valeant an exclusive, worldwide commercial and manufacturing right to our EGP-437 Product in the field of anterior uveitis, as well as a right of last negotiation to license its EGP-437 Product for indications other than anterior uveitis (the “Valeant Agreement”). There are four principal R&D milestones under the Valeant Agreement: (i) the Phase 3 Clinical Trial, (ii) the Endothelial Cell Count Safety Trial (a trial to determine that treatment has not adversely affected a patient’s corneal endothelial cell density), (iii) the CMC Validation, and (iv) the New Drug Application, or “NDA”, filing with the FDA (collectively, the “Four Milestones”, and each individually, a “Milestone”). Under the Valeant Agreement, Valeant paid to us an initial upfront payment of $1.0 million and we are eligible to receive milestone payments totaling $32.5 million, upon and subject to the achievement of certain specified development and commercial progress of the EGP-437 Product for the treatment of anterior uveitis. We have received milestone payments totaling approximately $4.1 million through March 31, 2018. We receive payments both when we cross certain thresholds on the way to each Milestone (each, a “Progress Payment”), as well as once we achieve each Milestone. We are entitled to retain all of these payments. In accordance with our former revenue recognition policy, through December 31, 2017 the initial upfront payment and milestone payments were recorded as Deferred Revenue. In addition, we are eligible under the Valeant Agreement to receive royalties based on a specified percent of net sales of our EGP-437 Product for the field of anterior uveitis throughout the world, subject to adjustment in certain circumstances.

On February 21, 2017, we entered into another exclusive, worldwide licensing agreement with a subsidiary of Valeant (the “New Valeant Agreement”), through which we granted Valeant exclusive, worldwide commercial and manufacturing rights to our EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients (the “New Field”). Under the New Valeant Agreement, Valeant paid us an initial upfront payment of $4.0 million, and we are eligible to receive milestone payments totaling up to approximately $99.0 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Product for the New Field. We received milestone payments totaling approximately $3.4 million through March 31, 2018. In accordance with our former revenue recognition policy, through December 31, 2017 the initial upfront payment and milestone payments were recorded as Deferred Revenue. In addition, we are eligible under the New Valeant Agreement to receive royalties based on a specified percent of net sales of our EGP-437 Product for the New Field throughout the world, subject to adjustment in certain circumstances.

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”), as subsequently amended, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for public companies for years ending after December 15, 2017, with early adoption permitted.

We did not elect to early adopt and adopted the new standard on January 1, 2018, using the modified retrospective method, which provides for a cumulative effect adjustment in the amount of $9.5 million to beginning 2018 accumulated deficit and to deferred and unbilled revenue for the Valeant contracts impacted by the adoption of the new standard. The changes to the method and/or timing of our revenue recognition associated with the adoption of the new standard primarily relate to the determination that there is one performance obligation in each contract with Valeant and that the license combined with the R&D services is the performance obligation.

Under this new guidance, we recognize revenue when our customer obtains control of promised services, in an amount that reflects the consideration which we expect to receive in exchange for those services. To determine whether arrangements are within the scope of this new guidance, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligation. We apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Upon adoption of ASU 2014-09, we recognize revenue from the transaction price applied to each single performance obligation over time as milestones are reached for each performance obligation. We only recognize revenue on those milestones that are within our control and any constrained variable consideration that requires regulatory approval will only be included in the transaction price when performance is complete.

In addition, we may receive government grant funds for specified ocular therapeutic research activities. Revenue under these grants will be recorded when we perform the activities specified by the terms of each grant and are entitled to the funds.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and the right-to-use assets, which are asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. We do not expect to early adopt this standard and currently have leases (see Note 9) that will be in place at the effective date. We are currently evaluating the effect that the new guidance will have on our Consolidated Financial Statements and related disclosures.

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The new standard is effective for us on January 1, 2020. The new standard is required to be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. We are evaluating the effect that ASU No. 2017-04 will have on our Consolidated Financial Statements and related disclosures.

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

Results of Operations

Comparison of Three Months ended March 31, 2018 and 2017

The following table summarizes the results of our operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
Collaboration Revenue	$1,096,008	$184,532	$911,476
Operating Expenses:
Research and Development	(2,521,009)	(1,815,000)	(706,009)
General and Administrative	(954,048)	(1,289,144)	335,096
Total Operating Expenses	(3,475,057)	(3,104,144)	(370,913)
Other (Expense) Income, Net:	(278)	(42)	(236)
Net Loss	$(2,379,327)	$(2,919,654)	$540,327

Collaboration Revenue. Collaboration Revenue was $1.096 million for the three months ended March 31, 2018, compared to $0.185 million for the three months ended March 31, 2017. The revenue generated in the first quarter of 2018 related to the Valeant milestone payments earned, compared to revenue generated in the first quarter of 2017 from the U.S. Government Grants.

Research and Development Expenses.  Research and Development Expenses were $2.521 million for the three months ended March 31, 2018, compared to $1.815 million for the three months ended March 31, 2017. The increase of $0.706 million was primarily due to increases in clinical and other activity related to EGP-437, including the Phase 3 trial for the treatment of anterior uveitis, as well as related work for Chemistry, Manufacturing and Controls (CMC).

General and Administrative Expenses.  General and Administrative Expenses were $0.954 million for the three months ended March 31, 2018, compared to $1.289 million for the three months ended March 31, 2017. The decrease of $0.335 million was primarily due to decreases in personnel related costs, as well as lower professional fees.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from four registered offerings of our Common Stock and Convertible Preferred Stock, payments from our Valeant License Agreements and the U.S. Government Grants, and sales through our At The Market Offering Agreement. From inception through March 31, 2018, we have raised a total of approximately $84.5 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $13.6 million in payments received under our license agreements and U.S. Government Grants.

On February 21, 2017, we received the initial $4.0 million upfront payment from Valeant as provided under the New Valeant Agreement related to our EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients. Through March 31, 2018, we have received cash payments of $12.5 million under the Valeant Agreements, which are presented as Collaboration Revenue on our Condensed Consolidated Statement of Operations and Comprehensive Loss, or Deferred or Unbilled Revenue on our Condensed Consolidated Balance Sheet. Additionally, on January 1, 2018, approximately $9.5 million was recorded as a reduction to our opening accumulated deficit balance on our Condensed Consolidated Balance Sheet.

On May 24, 2016, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at the market equity program under which we can from time to time offer and sell up to 1,319,289 shares of its Common Stock through the Sales Agent. On February 21, 2017, we authorized the Sales Agent to restart sales under the ATM Agreement for maximum aggregate proceeds of up to $3,285,798. During the first quarter of 2017, we sold 642,150 shares of Common Stock under this agreement for total net proceeds to us from this offering, after deducting the placement agent fees and offering expenses, of approximately $1.8 million. No further shares of Common Stock have been sold pursuant to the ATM Agreement. On June 14, 2017, we closed on the sale of our equity securities in connection with a public offering, described below, and as a result, we are restricted from issuing any shares pursuant to the ATM Agreement for a period of twenty-four months following the closing date of the offering. However, this restriction is suspended for any sale of shares of Common Stock under the ATM Agreement that is above $3.00 per share.

On June 14, 2017, we completed a public offering of 5,336,667 shares of Common Stock and 1,995 shares of Series B Preferred Stock (convertible into 1,330,000 shares of Common Stock), along with warrants to purchase 6,666,667 shares of Common Stock. The offering was priced at $1.50 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series B Convertible Preferred Stock) and warrant. The total net proceeds to us from this offering, after deducting the placement agent fees and offering expenses, were approximately $8.8 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series B Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $1.50 per share, which totaled warrants to purchase an aggregate of 6,666,667 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on June 14, 2022, five years following the date of issuance. As of March 31, 2018, a holder of the Series B Preferred Stock had converted 1,395 shares of Series B Preferred Stock into an aggregate of 930,000 shares of Common Stock. Subsequently, on April 9, 2018, a holder converted 600 shares of Series B Preferred stock into 400,000 shares of Common Stock.

On April 17, 2018, we completed a public offering of 14,730,000 shares of Common Stock and 6,536.4 shares of Series C Convertible Preferred Stock (convertible into 20,426,250 shares of Common Stock), along with warrants to purchase 35,156,250 shares of Common Stock. The offering was priced at $0.32 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock) and warrant. The total net proceeds to us from the offering, after deducting the placement agent fees and offering expenses, were approximately $10.1 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $0.32 per share, which totaled warrants to purchase an aggregate 35,156,250 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on April 17, 2023, five years following the date of issuance. Concurrently with the closing of the public offering, a holder elected to convert 1,400 shares of Series C Convertible Preferred Stock into 4,375,000 shares of Common Stock. Subsequently, on April 18, 2018, April 23, 2018, and April 30, 2018, holders converted 1,044.4 shares of Series C Convertible Preferred stock into 3,263,750 shares of Common Stock.

At March 31, 2018, we had cash and cash equivalents totaling $3,648,308.

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net Cash Used in Operating Activities	$(4,114,723)	$(18,601)
Net Cash (Used in) Provided by Financing Activities	(43,555)	1,822,612

Comparison of Three Months Ended March 31, 2018 and 2017

Operating Activities. Net cash used in operating activities was $4.115 million for the three months ended March 31, 2018, compared to $0.019 million for the three months ended March 31, 2017. The primary use of cash was to fund operating losses of $2.379 million and $2.920 million during the first quarters of 2018 and 2017, respectively. Additionally, during the first quarter of 2018, we recorded unbilled revenue from Valeant of $0.806 million, which was invoiced during the second quarter of 2018 related to the anterior uveitis licensing agreement, as well as a decrease in accounts payable and accrued expenses of $0.887 million. Additionally, during the first quarter of 2017, we received the $4.000 million up-front cash payment from Valeant related to the licensing agreement for post-cataract surgery inflammation and pain, partially offset by a decrease in accounts payable and accrued expenses of $0.909 million.

Financing Activities. Net cash used in financing activities was $0.044 million for the three months ended March 31, 2018, compared to net cash provided by financing activities of $1.823 million for the three months ended March 31, 2017. This decrease of $1.866 million was due to stock issuance costs of $0.040 million incurred during the quarter ended March 31, 2018, compared to net proceeds received from sales under our ATM Agreement of $1.824 million during the quarter ended March 31, 2017.

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

Based on our cash on hand at March 31, 2018 and cash we expect to receive over the remainder of 2018, we believe we will have sufficient cash to fund planned operations for approximately twelve to fifteen months. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we successfully completed our IPO, a follow-on offering, a registered direct offering, two public offerings, and sales under our at-the-market equity offering, additional capital may not be available on terms favorable to us, if at all. On May 6, 2016, the SEC declared effective our registration statement on Form S-3, registering a total of $100,000,000 of our securities for sale to the public in what is known as a “shelf offering”. On April 17, 2018, we completed a public offering of 14,300,000 shares of Common Stock, 6,536.4 shares of Series C Convertible Preferred Stock (convertible into 20,426,250 shares of Common Stock) and warrants to purchase 35,156,250 shares of Common Stock for aggregate gross proceeds of $11.250 million. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, were approximately $10.1 million. We do not know if our future offerings, including offerings pursuant to our shelf registration statement, will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of March 31, 2018, except for operating leases.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2018:

	Total	Less than 1 year	1-3 years	More than 3 years
Leases (1)	$286,010	$181,367	$104,643	$-
Licensing Agreement (2)	222,500	52,500	105,000	65,000
Purchase Obligations (3)	235,702	235,702	-	-
Total (4)	$744,212	$469,569	$209,643	$65,000

(1)	Lease obligations reflect our obligation to make payments in connection with operating leases for our office space and capital leases with respect to laboratory equipment.
(2)	Licensing Agreement obligations represent our commitments under license agreements, including those made by us under our license agreements with the University of Miami School of Medicine, the University of Utah Research Foundation, and BioTime.
(3)	Purchase Obligations relate to a Master Service Agreement with a contract research organization (“CRO”). The CRO will provide clinical research services for Phase 3 trials in patients with non-infectious anterior segment uveitis.
(4)	This table does not include (a) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

This Report includes the certifications of our President and Chief Executive Officer (who is our principal executive officer) and our Chief Financial Officer (who is our principal financial and accounting officer) required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer and our Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Accounting and Reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the first quarter ended March 31, 2018. Management concluded that no changes to our internal control over financial accounting and reporting occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

While we are not currently a party to any legal proceedings, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.

Item 1A. Risk Factors.

In addition to the risk factor below, Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 2, 2018, contains risk factors identified by the Company. Except for the risk factor below, there have been no material changes to the risk factors we previously disclosed. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

We have received notice from NASDAQ of non-compliance with its continued listing rules.

On March 20, 2018, we received a notice from NASDAQ indicating that we are not in compliance with NASDAQ Listing Rule 5550(a)(2), as the closing bid price for our common stock was below the $1.00 per share requirement for the last 30 consecutive business days. We will have 180 calendar days, or until September 17, 2018 (the “Initial Compliance Period”), to regain compliance with the minimum bid price requirement. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days.

If we do not achieve compliance with the minimum bid price requirement by the end of the Initial Compliance Period, we may be granted a second 180 day compliance period, as long as (a) on the last day of the Initial Compliance Period we are in compliance with the market value requirement for continued listing as well as all other listing standards, except for the minimum bid price requirement, and (b) we provide written notice of our intention to cure the deficiency during the second compliance period. If we were not to regain compliance within the allotted compliance periods, including any extensions that may be granted by NASDAQ, NASDAQ would then provide notice that our common stock would be subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

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

Date: May 11, 2018	By:	/s/ Stephen From
President and Chief Executive Officer (Principal executive officer)

Date: May 11, 2018	By:	/s/ Sarah Romano
Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit

3.1[1]	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.

4.1[2]	Form of Warrant.

10.1[2]	Form of Securities Purchase Agreement.

10.2#[3]	Offer Letter, dated as of January 1, 2018, by and between the Registrant and Sarah Romano.

10.3[4]	Engagement Letter, dated as of March 15, 2018, by and between the Registrant and H.C. Wainwright & Co., LLC

31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed April 17, 2018) and incorporated by reference thereto.

2	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed April 13, 2018) and incorporated by reference thereto.

3	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 4, 2018) and incorporated by reference thereto.

4	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (filed April 9, 2018) and incorporated by reference thereto.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act.

#	Management contract or compensatory plan or arrangement.

