Form 10-Q
period 2018-06-30
EYEGATE PHARMACEUTICALS INC
filed 2018-08-03
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

☐   Yes     ☒   No

At August 1, 2018, there were 43,439,130 shares of the registrant’s common stock outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2018

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

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$12,604,803	$7,806,029
Prepaid Expenses and Other Current Assets	614,845	629,591
Current Portion of Refundable Tax Credit Receivable	14,988	23,685
Total Current Assets	13,234,636	8,459,305
Property and Equipment, Net	39,819	55,751
Restricted Cash	45,000	45,000
Goodwill and In-Process R&D	5,438,210	5,438,210
Other Assets	307,126	307,126
Total Assets	$19,064,791	$14,305,392
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$356,025	$706,089
Accrued Expenses	1,041,672	1,813,847
Deferred Revenue	2,723,000	12,313,600
Total Current Liabilities	4,120,697	14,833,536
Non-Current Liabilities:
Contingent Consideration	1,210,000	1,210,000
Deferred Tax Liability	183,923	183,923
Long-Term Portion of Capital Lease Obligation	1,712	4,855
Total Non-Current Liabilities	1,395,635	1,398,778
Total Liabilities	5,516,332	16,232,314
Commitments and Contingencies (Note 9)
Stockholders’ Equity (Deficit):
Preferred Stock, $0.01 Par Value: 9,994,184 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding at June 30, 2018 and December 31, 2017; 10,000 designated Series B, 0 and 600 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively; 10,000 shares designated Series C, 4,092 and 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	41	6
Common Stock, $0.01 Par Value: 120,000,000 shares authorized; 42,382,880 and 17,257,255 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	423,829	172,573
Additional Paid-In Capital	100,492,233	89,589,681
Accumulated Deficit	(87,498,357)	(91,816,655)
Accumulated Other Comprehensive Income	130,713	127,473
Total Stockholders’ Equity (Deficit)	13,548,459	(1,926,922)
Total Liabilities and Stockholders’ Equity (Deficit)	$19,064,791	$14,305,392

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Collaboration Revenue	$242,012	$148,290	$1,338,020	$332,822
Operating Expenses:
Research and Development	(1,837,799)	(2,262,193)	(4,358,808)	(4,077,193)
General and Administrative	(1,202,531)	(1,212,891)	(2,156,579)	(2,502,035)
Total Operating Expenses	(3,040,330)	(3,475,084)	(6,515,387)	(6,579,228)
Operating Loss Before Other Expense	(2,798,318)	(3,326,794)	(5,177,367)	(6,246,406)
Other Income (Expense), Net:
Interest Income	18,367	236	18,393	497
Interest Expense	(304)	(305)	(608)	(608)
Total Other Income (Expense), Net	18,063	(69)	17,785	(111)
Net Loss	$(2,780,255)	$(3,326,863)	$(5,159,582)	$(6,246,517)
Net Loss per Common Share- Basic and Diluted	$(0.07)	$(0.28)	$(0.19)	$(0.55)
Weighted Average Shares Outstanding- Basic and Diluted	37,484,329	12,067,187	27,426,668	11,266,233

Other Comprehensive Loss:
Foreign Currency Translation Adjustments	2,006	2,856	3,240	2,921
Comprehensive Loss	$(2,778,249)	$(3,324,007)	$(5,156,342)	$(6,243,596)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Six Months Ended June 30, 2018

(unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2017, as filed	600	$6	-		17,257,255	$172,573	$89,589,681	$127,473	$(91,816,655)	$(1,926,922)

Cumulative effect of change in accounting principle (note 2)									9,477,880	9,477,880

Balance at January 1, 2018	600	6	-		17,257,255	172,573	89,589,681	127,473	(82,338,775)	7,550,958

Stock-Based Compensation							290,856			290,856

Issuance of Stock in Offering, Net of Offering Costs of $1,141,238			6,536	65	14,730,000	147,300	9,961,397			10,108,762

Conversion of Series B Preferred Stock into Common Stock	(600)	(6)			400,000	4,000	(3,994)			-

Conversion of Series C Preferred Stock into Common Stock			(2,444)	(24)	7,638,750	76,388	(76,364)			-

Issuance of Common Shares from Warrant Exercises					2,356,875	23,569	730,656			754,225

Foreign Currency Translation Adjustment								3,240		3,240

Net Loss									(5,159,582)	(5,159,582)

Balance at June 30, 2018	-	$-	4,092	$41	42,382,880	$423,829	$100,492,233	$130,713	$(87,498,357)	$13,548,459

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net Loss	$(5,159,582)	$(6,246,517)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	15,932	9,072
Stock-Based Compensation	290,856	512,141
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	14,746	(353,618)
Refundable Tax Credit Receivable	10,076	198
Grant Receivable	-	(108,729)
Other Assets	-	(418)
Accounts Payable	(350,064)	(441,216)
Deferred Revenue	577,208	4,636,400
Unbilled Revenue	(689,928)	-
Accrued Expenses	(768,996)	(504,478)
Net Cash Used in Operating Activities	(6,059,752)	(2,497,165)

Financing Activities
Proceeds from Stock Offerings, Net of Offering Costs	10,108,762	10,589,183
Exercise of Common Stock Options	-	40,718
Exercise of Warrants	754,225
Equipment Financing Payments	(6,322)	(6,323)
Net Cash Provided by Financing Activities	10,856,665	10,623,578
Effect of Exchange Rate Changes on Cash	1,861	1,500
Net Increase in Cash	4,798,774	8,127,913
Cash, Including Restricted Cash, Beginning of Period	7,851,029	3,680,224
Cash, Including Restricted Cash, End of Period	$12,649,803	$11,808,137
Supplemental Disclosure of Noncash Investing and Financing Activities
Conversion of Preferred Stock into Common Stock	$36,637	$9,300

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

1.	Organization, Business

EyeGate Pharmaceuticals, Inc. (“EyeGate” or the “Company”), a Delaware corporation, began operations in December 2004 and is a clinical-stage specialty pharmaceutical company that is focused on developing and commercializing products for treating diseases and disorders of the eye. EyeGate’s first product in clinical trials incorporates a reformulated topically active corticosteroid, dexamethasone phosphate, EGP-437, that is delivered into the ocular tissues though its proprietary iontophoresis drug delivery system, the EyeGate® II Delivery System. The Company is developing the EyeGate® II Delivery System and EGP-437 combination product (together, the “EGP-437 Product”) for the treatment of various inflammatory conditions of the eye, including anterior uveitis, a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body, post-cataract surgery inflammation and pain, and macular edema, an abnormal thickening of the macula associated with the accumulation of excess fluids in the retina. For EyeGate’s second product, the Company’s wholly owned subsidiary, Jade Therapeutics, Inc. (“Jade”), develops locally-administered, polymer-based products designed to treat poorly-served ophthalmic indications. EyeGate and Jade are an integrated line of business developing ophthalmic solutions for a variety of ocular diseases and disorders.

As of June 30, 2018, there were 42,382,880 shares of Common Stock outstanding, no shares of Series A Preferred Stock outstanding, no shares of Series B Preferred Stock outstanding, and 4,092 shares of Series C Preferred Stock outstanding.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2018, EyeGate had Cash and Cash Equivalents of $12,604,803, and an Accumulated Deficit of $87,498,357. EyeGate has incurred losses and negative cash flows since inception, and future losses are anticipated. The Company anticipates having sufficient cash to fund planned operations for approximately twelve months from June 30, 2018, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although the Company successfully completed its IPO, a follow-on public offering, a registered direct offering, two public offerings, and sales under an at-the-market equity offering, additional capital may not be available on terms favorable to EyeGate, if at all. On May 6, 2016, the SEC declared effective EyeGate’s registration statement on Form S-3, registering a total of $100,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings, including offerings pursuant to its shelf registration statement, will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

 Research and Development Expenses

The Company expenses research and development (“R&D”) expenditures as incurred. R&D expenses are comprised of costs incurred in performing R&D activities, including salaries, benefits, facilities, research-related overhead, sponsored research costs, contracted services, license fees, expenses related to generating, filing, and maintaining intellectual property, and other external costs. Because the Company believes that, under its current process for developing its products, the viability of the products is essentially concurrent with the establishment of technological feasibility, no costs have been capitalized to date.

In-process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At June 30, 2018, the Company has recorded $3,912,314 of in-process R&D, as part of goodwill and in-process R&D on the Condensed Consolidated Balance Sheet.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Related Party Transactions

The Company has entered into certain related-party transactions, making payments for services to one vendor, seven consultants and a public university for the three months ending June 30, 2018, all of whom also are stockholders of the Company. These transactions generally are ones that involve a stockholder or option holder of the Company to whom we also make payments during the year, typically as a consultant or a service provider. The amounts recorded or paid are not material to the accompanying Condensed Consolidated Financial Statements.

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

	June 30, 2018 (unaudited)	June 30, 2017 (unaudited)
Common Stock Warrants	42,255,336	9,519,403
Employee Stock Options	2,106,035	1,842,255
Preferred Stock	12,787,500	400,000
Total Shares of Common Stock Issuable	57,148,871	11,761,658

Fair Value of Financial Instruments

The carrying amounts of Accounts Receivable and Accounts Payable approximate their fair values due to the short-term nature of these items. As of June 30, 2018 and December 31, 2017, the fair value of the Company’s money market funds and contingent consideration was $0 and $1,210,000, and $750,965 and $1,210,000, respectively.

At June 30, 2018 and December 31, 2017, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

On July 9, 2015, the Company entered into an exclusive, worldwide licensing agreement with a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”), through which the Company granted to Valeant an exclusive, worldwide commercial and manufacturing right to the Company’s EGP-437 Product in the field of anterior uveitis, as well as a right of last negotiation to license its EGP-437 Product for indications other than anterior uveitis (the “Valeant Agreement”). There are four principal R&D milestones under the Valeant Agreement: (i) the Phase 3 Clinical Trial, (ii) the Endothelial Cell Count Safety Trial (a trial to determine that treatment has not adversely affected a patient’s corneal endothelial cell density), (iii) the CMC Validation, and (iv) the New Drug Application, or “NDA”, filing with the FDA (collectively, the “Four Milestones”, and each individually, a “Milestone”). Under the Valeant Agreement, Valeant paid to the Company an initial upfront payment of $1.0 million and the Company is eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified development and commercial progress of the EGP-437 Product for the treatment of anterior uveitis. The Company has received milestone payments totaling $5.1 million through June 30, 2018. The Company receives payments both when it crosses certain thresholds on the way to each Milestone (each, a “Progress Payment”), as well as once it achieves each Milestone. The Company is entitled to retain all of these payments. In accordance with its former revenue recognition policy, through December 31, 2017 the initial upfront payment and milestone payments were recorded as Deferred Revenue. In addition, the Company is eligible under the Valeant Agreement to receive royalties based on a specified percent of net sales of its EGP-437 Product for the field of anterior uveitis throughout the world, subject to adjustment in certain circumstances.

On February 21, 2017, the Company entered into another exclusive, worldwide licensing agreement with a subsidiary of Valeant (the “New Valeant Agreement”), through which the Company granted Valeant exclusive, worldwide commercial and manufacturing rights to its EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients (the “New Field”). Under the New Valeant Agreement, Valeant paid the Company an initial upfront payment of $4.0 million, and the Company is eligible to receive milestone payments totaling up to approximately $99.0 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Product for the New Field. The Company has received milestone payments totaling $3.4 million through June 30, 2018. In accordance with its former revenue recognition policy, through December 31, 2017 the initial upfront payment and milestone payments were recorded as Deferred Revenue. In addition, the Company is eligible under the New Valeant Agreement to receive royalties based on a specified percent of net sales of its EGP-437 Product for the New Field throughout the world, subject to adjustment in certain circumstances.

In May 2014, the FASB issued ASU No. 2014-09, Revenues from Contracts with Customers (“Topic 606”), as subsequently amended, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for public companies for years ending after December 15, 2017, with early adoption permitted.

The Company did not elect to early adopt and adopted the new standard on January 1, 2018, using the modified retrospective method, which resulted in a cumulative effect adjustment in the amount of $9.5 million to beginning 2018 accumulated deficit and to deferred and unbilled revenue for the Valeant contracts impacted by the adoption of the new standard. The changes to the method and/or timing of the Company’s revenue recognition associated with the adoption of the new standard primarily relate to the determination that there is one performance obligation in each contract with Valeant and that the license combined with the R&D services is the performance obligation.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

2.	Summary of Significant Accounting Policies - (continued)

The cumulative effect of initially applying the new revenue recognition guidance to the Company’s Condensed Consolidated Balance Sheet on January 1, 2018 was as follows:

	Balance as of December 31, 2017	Cumulative Impact from Adopting New Revenue Guidance	Balance as of January 1, 2018
Assets:
Unbilled Revenue	$-	$116,280	$116,280
Liabilities:
Deferred Revenue	12,313,600	(9,361,600)	2,952,000
Stockholders' Equity:
Accumulated Deficit	$(91,816,655)	$9,477,880	$(82,338,775)

The impact from adopting the new revenue recognition guidance on the Company’s Condensed Consolidated Balance Sheet for the six months ending June 30, 2018 was as follows:

	As Reported	Previous Accounting Guidance	Impact from Adopting New Revenue Guidance
Liabilities:
Deferred Revenue	$2,723,000	$13,341,100	$(10,618,100)
Stockholders' Equity:
Accumulated Deficit	$(87,498,357)	$(98,116,457)	$10,618,100

The impact from adopting the new revenue recognition guidance on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2018 was as follows:

	Three Months Ended			Six Months Ended
	As Reported	Previous Accounting Guidance	Impact from Adopting New Revenue Guidance	As Reported	Previous Accounting Guidance	Impact from Adopting New Revenue Guidance
Collaboration Revenue	$242,012	$-	$242,012	$1,338,020	$-	$1,338,020
Operating Loss Before Other Expenses	(2,798,318)	(3,040,330)	242,012	(5,177,367)	(6,515,387)	1,338,020
Net Loss	(2,780,255)	(3,022,267)	242,012	(5,159,582)	(6,497,602)	1,338,020
Comprehensive Loss	$(2,778,249)	$(3,020,261)	$242,012	$(5,156,342)	$(6,494,362)	$1,338,020

Under this new guidance, the Company recognizes revenue when its customer obtains control of promised services, in an amount that reflects the consideration which the Company expects to receive in exchange for those services. To determine whether arrangements are within the scope of this new guidance, the Company performs the following five steps: (i) identifies the contract with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the Company satisfies its performance obligation. The Company applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Upon adoption of ASU No. 2014-09, the Company recognizes revenue from the transaction price applied to each single performance obligation over time as milestones are reached for each performance obligation. The Company only recognizes revenue on those milestones that are within the Company’s control and any constrained variable consideration that requires regulatory approval will only be included in the transaction price when performance is complete.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

2.	Summary of Significant Accounting Policies - (continued)

The below table represents the changes in the Company’s contract assets and contract liabilities:

	June 30, 2018	January 1, 2018
Contract Asset:
Unbilled Revenue	$-	$116,280
Contract Liabilities:
Deferred Revenue	$2,723,000	$2,952,000

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$137,000	$229,000

In addition, the Company may receive government grant funds for specified ocular therapeutic research activities. Revenue under these grants will be recorded when the Company performs the activities specified by the terms of each grant and is entitled to the funds.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Under ASU No. 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and the right-to-use assets, which are asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company does not expect to early adopt this standard and currently has leases (see Note 9) that will be in place at the effective date. The Company is currently evaluating the effect that the new guidance will have on its Consolidated Financial Statements and related disclosures.

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The new standard is effective for the Company on January 1, 2020. The new standard is required to be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company did not early adopt ASU No. 2017-04 prior to its December 2017 impairment evaluation and is evaluating the effect that ASU No. 2017-04 will have on its Consolidated Financial Statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“Topic 718”), which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company has not determined whether it will early adopt Topic 718 and is currently evaluating the potential impacts of this updated guidance, but does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements and related disclosures.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

3.	Property and Equipment

Property and equipment at June 30, 2018 (unaudited) and December 31, 2017 consists of the following:

	Estimated Useful Life (Years)	June 30, 2018	December 31, 2017
Laboratory Equipment	3	$42,576	$42,576
Office Furniture	5	14,430	14,430
Leasehold Improvements	2	22,569	22,569
Total Property and Equipment, Gross		79,575	79,575
Less: Accumulated Depreciation		39,756	23,824
Total Property and Equipment, Net		$39,819	$55,751

Depreciation expense was $7,966 and $4,536 for the three-month periods ended June 30, 2018 and 2017, respectively, and $15,932 and $9,072 for the six-month periods ended June 30, 2018 and 2017, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2018 (unaudited)	December 31, 2017
Payroll and Benefits	$564,977	$788,551
Clinical Trials	304,530	807,322
Professional Fees	153,334	149,273
Consulting	10,796	57,487
Short-Term Portion of Capital Lease Obligation	8,035	11,214
Total Accrued Expenses	$1,041,672	$1,813,847

5.	Debt

The Company has no indebtedness other than trade and accounts payable and capital lease obligations in the ordinary course of business as of June 30, 2018 and December 31, 2017.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

On April 17, 2018, the Company completed a public offering of 14,730,000 shares of Common Stock and 6,536.4 shares of Series C Preferred Stock (convertible into 20,426,250 shares of Common Stock), along with warrants to purchase 35,156,250 shares of Common Stock. The total net proceeds to the Company from the offering, after deducting the placement agent fees and offering expenses, were approximately $10.1 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series C Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $0.32 per share, which totaled warrants to purchase an aggregate of 35,156,250 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on April 17, 2023, five years following the date of issuance. Concurrently with the closing of the public offering, a holder elected to convert 1,400 shares of Series C Preferred Stock into 4,375,000 shares of Common Stock. Subsequently, on April 18, 2018, April 23, 2018, and April 30, 2018, holders converted 1,044.4 shares of Series C Preferred stock into 3,263,750 shares of Common Stock.

At June 30, 2018, the Company had 100,000,000 authorized shares of Common Stock, $0.01 par value, of which 42,382,880 shares were outstanding. At June 30, 2018, the Company had 9,994,184 authorized shares of Preferred Stock, $0.01 par value, of which 3,750 shares were designated as Series A Preferred Stock and 0 shares are issued and outstanding, 10,000 shares were designated as Series B Preferred Stock and 0 shares are issued and outstanding, and 10,000 shares were designated as Series C Preferred Stock and 4,092 shares are issued and outstanding. At June 30, 2018, there were 0 shares of Common Stock underlying the outstanding shares of Series A Preferred Stock, 0 shares of Common Stock underlying the outstanding shares of Series B Preferred Stock, and 12,787,500 shares of Common Stock underlying the outstanding shares of Series C Preferred Stock.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

7.	Warrants

At June 30, 2018, the following warrants were outstanding:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2017	9,455,961	$3.26	4.23
Issued	35,156,250	0.32	4.80
Exercised	(2,356,875)	0.32	4.80
Outstanding at June 30, 2018	42,255,336	$0.98	4.56

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

The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”) and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. As of June 30, 2018, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP was 2,040,123 and 170,567 shares, respectively.

In January 2018, the number of shares of common stock issuable under the 2014 Plan automatically increased by 350,000 shares pursuant to the terms of the 2014 Plan. These additional shares are included in the total of 2,040,123 shares issuable under the 2014 Plan.

The following is a summary of stock option activity for the six months ended June 30, 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (In Years)
Outstanding at December 31, 2017	1,893,003	$2.49	5.40
Granted	275,500	0.57	9.65
Forfeited	(1,500)	0.83
Expired	(60,968)	0.80
Outstanding at June 30, 2018	2,106,035	$2.29	4.66
Exercisable at June 30, 2018	1,429,484	$2.65	3.95
Vested and Expected to Vest at June 30, 2018	1,429,484	$2.65	3.95

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

8.	Equity Incentive Plan - (continued)

On February 28, 2018, the Board approved the grant of options to purchase 275,000 shares of its common stock to sixteen employees. On March 21, 2018, the Board approved the grant of options to purchase 500 shares of its common stock to one employee. All grants were pursuant to the 2014 Plan. In general, options granted under the 2014 Plan vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

For the six months ended June 30, 2018 and 2017, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2018	2017
Risk-Free Interest Rate	1.82%	1.82%
Expected Life	7.00 years	7.29 years
Expected Volatility	159%	172%
Expected Dividend Yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the six months ended June 30, 2018 and 2017 was $0.57 and $1.47, respectively.

The total stock-based compensation expense for employees and non-employees is included in the accompanying Condensed Consolidated Statements of Operations and as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and Development	$49,897	$62,242	$106,975	$107,994
General and Administrative	95,412	172,998	183,881	404,147
	$145,309	$235,240	$290,856	$512,141

The fair value of options granted for the six months ended June 30, 2018 and June 30, 2017 was approximately $151,000 and $530,000, respectively. The fair value of restricted stock granted for the six months ended June 30, 2017 was approximately $158,000. As of June 30, 2018 and June 30, 2017, there was approximately $805,000 and $1,295,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted-average period of 1.57 and 2.12 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2018 and June 30, 2017 was approximately $0 and $326,000, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2018 and June 30, 2017 was approximately $0 and $78,000, respectively.

At June 30, 2018, there were 192,411 options available under the 2014 Plan and 117,090 shares available under the Company’s ESPP.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

9.	Commitments and Contingencies

Leases

The Company is a party to a real property operating lease for the rental of office space in Waltham, Massachusetts of up to 4,516 square feet, that is used for its corporate headquarters. This lease terminates in December 2019. On July 6, 2016, the Company entered into a real property operating lease for office and laboratory space of approximately 2,300 square feet in Salt Lake City, Utah. This lease terminates in June 2019. Estimated future minimum lease payments for the years ended December 31, 2018 and 2019 are approximately $86,000 and $144,000, respectively.

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

June 30, 2018

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

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contribution for the six months ended June 30, 2018 and 2017.

11.	Subsequent Events

On July 10, 2018, following the 2018 Annual Meeting of Stockholders of the Company (the “Annual Meeting”), the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation that increased the number of authorized shares of Common Stock from 100,000,000 to 120,000,000. The stockholders of the Company also approved an amendment to the Company’s 2014 Equity Incentive Plan at the Annual Meeting to increase the maximum number of shares authorized for issuance thereunder by 6,000,000, which amendment became effective following the Annual Meeting.

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

EyeGate OBG has successfully completed its first-in-man clinical trial demonstrating the acceleration of re-epithelization of the cornea following photorefractive keratectomy. We received approval of our Investigative Device Exemption (IDE) in the third quarter of 2018 and anticipate initiating a second trial, the pilot trial, in the third quarter of 2018. We filed an additional IDE for the same product to treat patients with punctate epitheliopathies, focused on moderate dry eye, and also received approval in the third quarter of 2018 and anticipate initiating the trial in the third quarter of 2018.

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

On March 20, 2018, we received a written notification (the “Notice Letter”) from Nasdaq indicating that we were not in compliance with NASDAQ Listing Rule 5550(a)(2), as the closing bid price for our Common Stock was below the $1.00 per share requirement for the last 30 consecutive business days. The Notice Letter stated that we have 180 calendar days, until September 17, 2018 (the “Initial Compliance Period”), to regain compliance with the minimum bid price requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our Common Stock is at least $1.00 for a minimum of 10 consecutive business days. If we do not achieve compliance with the minimum bid price requirement by the end of the Initial Compliance Period, we may be granted a second 180 day compliance period, as long as (a) on the last day of the Initial Compliance Period we are in compliance with the market value requirement for continued listing as well as all other listing standards, except for the minimum bid price requirement, and (b) we provide written notice of its intention to cure the deficiency during the second compliance period.

Throughout our history, we have not generated significant revenue. We have never been profitable, and from inception through June 30, 2018, our losses from operations have aggregated $87.5 million. Our Net Loss was $5.2 million and $6.2 million for the six months ended June 30, 2018 and 2017, respectively. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our EGP-437 Product for the treatment of uveitis as well as other indications, and the EyeGate OBG, our lead product candidate for corneal epithelial defects, and any other product candidates we advance to clinical development. If we obtain regulatory approval for EyeGate OBG, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of EyeGate OBG including sales, marketing and distribution functions.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenues from Contracts with Customers (“Topic 606”), as subsequently amended, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for public companies for years ending after December 15, 2017, with early adoption permitted.

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

Under this new guidance, we recognize revenue when our customer obtains control of promised services, in an amount that reflects the consideration which we expect to receive in exchange for those services. To determine whether arrangements are within the scope of this new guidance, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligation. We apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Upon adoption of ASU No. 2014-09, we recognize revenue from the transaction price applied to each single performance obligation over time as milestones are reached for each performance obligation. We only recognize revenue on those milestones that are within our control and any constrained variable consideration that requires regulatory approval will only be included in the transaction price when performance is complete.

In addition, we may receive government grant funds for specified ocular therapeutic research activities. Revenue under these grants will be recorded when we perform the activities specified by the terms of each grant and are entitled to the funds.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Under ASU No. 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and the right-to-use assets, which are asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. We do not expect to early adopt this standard and currently have leases (see Note 9) that will be in place at the effective date. We are currently evaluating the effect that the new guidance will have on our Consolidated Financial Statements and related disclosures.

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The new standard is effective for us on January 1, 2020. The new standard is required to be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. We did not early adopt ASU No. 2017-04 prior to our December 2017 impairment evaluation and are evaluating the effect that ASU No. 2017-04 will have on our Consolidated Financial Statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“Topic 718”), which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We have not determined whether we will early adopt Topic 718 and are currently evaluating the potential impacts of this updated guidance, but do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements and related disclosures.

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

Results of Operations

Comparison of Three Months ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change
Collaboration Revenue	$242,012	$148,290	$93,722
Operating Expenses:
Research and Development	1,837,799	2,262,193	(424,394)
General and Administrative	1,202,531	1,212,891	(10,360)
Total Operating Expenses	3,040,330	3,475,084	(434,754)
Other Income (Expense), Net:	18,063	(69)	18,132
Net Loss	$2,780,255	$3,326,863	$(546,608)

Collaboration Revenue. Collaboration Revenue was $0.242 million for the three months ended June 30, 2018, compared to $0.148 million for the three months ended June 30, 2017. The revenue generated in the second quarter of 2018 related to the Valeant milestone payments earned, compared to revenue generated in the second quarter of 2017 from the U.S. Government Grants. The revenue recognized for the three months ended June 30, 2018 includes revenue recognized under the new standard for revenue recognition, while the revenue recognized for the three months ended June 30, 2017 includes revenue recognized under the prior standard for revenue recognition. As a result of adopting the new standard, $0.242 million of additional revenue was recognized during the three months ended June 30, 2018.

Research and Development Expenses.  Research and Development Expenses were $1.838 million for the three months ended June 30, 2018, compared to $2.262 million for the three months ended June 30, 2017. The decrease of $0.424 million was primarily due to decreases in clinical activity for the EGP-437 trials for the treatment of post cataract surgery inflammation and pain; chemistry, manufacturing and controls (CMC) work related to EyeGate OBG; and research activity. These decreases were partially offset by increases in CMC work related to EGP-437 and personnel costs.

General and Administrative Expenses.  General and Administrative Expenses were $1.203 million for the three months ended June 30, 2018, compared to $1.213 million for the three months ended June 30, 2017. The decrease of $0.010 million was primarily due to decreases in corporate and personnel related costs, partially offset by an increase in professional fees for legal and corporate communication costs.

Other Income (Expense), Net. Other Income (Expense), Net was $0.018 million for the three months ended June 30, 2018, compared to $0 million for the three months ended June 30, 2017 due to more favorable interest rates on our cash balances.

Comparison of Six Months ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
Collaboration Revenue	$1,338,020	$332,822	$1,005,198
Operating Expenses:
Research and Development	4,358,808	4,077,193	281,615
General and Administrative	2,156,579	2,502,035	(345,456)
Total Operating Expenses	6,515,387	6,579,228	(63,841)
Other Income (Expense), Net:	17,785	(111)	17,896
Net Loss	$5,159,582	$6,246,517	$(1,086,935)

Collaboration Revenue. Collaboration Revenue was $1.338 million for the six months ended June 30, 2018, compared to $0.333 million for the six months ended June 30, 2017. The revenue generated in the first six months of 2018 related to the Valeant milestone payments earned, compared to revenue generated in the first six months of 2017 from the U.S. Government Grants. The revenue recognized for the six months ended June 30, 2018 includes revenue recognized under the new standard for revenue recognition, while the revenue recognized for the six months ended June 30, 2017 includes revenue recognized under the prior standard for revenue recognition. As a result of adopting the new standard, $1.338 million of additional revenue was recognized during the six months ended June 30, 2018.

Research and Development Expenses.  Research and Development Expenses were $4.359 million for the six months ended June 30, 2018, compared to $4.077 million for the six months ended June 30, 2017. The increase of $0.282 million was primarily due to increases in clinical and other activity for EGP-437, including the Phase 3 trial for the treatment of anterior uveitis, as well as related CMC work; and personnel related costs. These increases were partially offset by decreases in clinical activity for the EGP-437 trials for the treatment of post cataract surgery inflammation and pain; CMC and clinical activity related to EyeGate OBG; and research activity.

General and Administrative Expenses.  General and Administrative Expenses were $2.157 million for the six months ended June 30, 2018, compared to $2.502 million for the six months ended June 30, 2017. The decrease of $0.345 million was primarily due to decreases in personnel related and corporate costs, partially offset by an increase in professional fees for corporate communication costs.

Other Income (Expense), Net. Other Income (Expense), Net was $0.018 million for the six months ended June 30, 2018, compared to $0 million for the six months ended June 30, 2017 due to more favorable interest rates on our cash balances.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from four registered offerings of our Common Stock and Convertible Preferred Stock, payments from our Valeant License Agreements and the U.S. Government Grants, and sales through our At The Market Offering Agreement. From inception through June 30, 2018, we have raised a total of approximately $94.6 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $14.7 million in payments received under our license agreements and U.S. Government Grants.

On February 21, 2017, we received the initial $4.0 million upfront payment from Valeant as provided under the New Valeant Agreement related to our EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients. Through June 30, 2018, we have received cash payments of $13.5 million under the Valeant Agreements, which are presented as Collaboration Revenue on our Condensed Consolidated Statement of Operations and Comprehensive Loss, or Deferred or Unbilled Revenue on our Condensed Consolidated Balance Sheet. Additionally, on January 1, 2018, $9.5 million was recorded as a reduction to our opening accumulated deficit balance on our Condensed Consolidated Balance Sheet.

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

On June 14, 2017, we completed a public offering of 5,336,667 shares of Common Stock and 1,995 shares of Series B Preferred Stock (convertible into 1,330,000 shares of Common Stock), along with warrants to purchase 6,666,667 shares of Common Stock. The offering was priced at $1.50 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series B Convertible Preferred Stock) and warrant. The total net proceeds to us from this offering, after deducting the placement agent fees and offering expenses, were approximately $8.8 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series B Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $1.50 per share, which totaled warrants to purchase an aggregate of 6,666,667 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on June 14, 2022, five years following the date of issuance. As of June 30, 2018, holders of the Series B Preferred Stock had converted all 1,995 shares of Series B Preferred Stock into an aggregate of 1,330,000 shares of Common Stock.

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

At June 30, 2018, we had cash and cash equivalents totaling $12,604,803.

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Net Cash Used in Operating Activities	$(6,059,752)	$(2,497,165)
Net Cash Provided by Financing Activities	$10,856,665	$10,623,578

Comparison of Six Months Ended June 30, 2018 and 2017

Operating Activities. Net cash used in operating activities was $6.060 million for the six months ended June 30, 2018, compared to $2.497 million for the six months ended June 30, 2017. The primary use of cash was to fund operating losses of $5.160 million and $6.247 million during the first half of 2018 and 2017, respectively. Additionally, during the first six months of 2018, we recorded a decrease in accounts payable and accrued expenses of $1.119 million. During the first six months of 2017, we recorded a decrease in accounts payable and accrued expenses of $0.946 million, partially offset by cash payments of $4.636 million received from Valeant.

Financing Activities. Net cash provided by financing activities was $10.857 million for the six months ended June 30, 2018, compared to net cash provided by financing activities of $10.624 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, we received net proceeds of $10.109 million from a stock offering and $0.754 million from the exercise of warrants. During the six months ended June 30, 2017, we received net proceeds of $8.765 million from a stock offering and net proceeds of $1.824 million from sales under our ATM Agreement.

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

Based on our cash on hand at June 30, 2018 and cash we expect to receive from Valeant over the remainder of 2018, we believe we will have sufficient cash to fund planned operations for approximately twelve months from June 30, 2018. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we successfully completed our IPO, a follow-on offering, a registered direct offering, two public offerings, and sales under our at-the-market equity offering, additional capital may not be available on terms favorable to us, if at all. On May 6, 2016, the SEC declared effective our registration statement on Form S-3, registering a total of $100,000,000 of our securities for sale to the public in what is known as a “shelf offering”. We do not know if our future offerings, including offerings pursuant to our shelf registration statement, will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of June 30, 2018, except for operating leases.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2018:

	Total	Less than 1 year	1-3 years	More than 3 years
Leases (1)	$240,074	$179,794	$60,280	$-
Licensing Agreement (2)	217,500	52,500	100,000	65,000
Purchase Obligations (3)	405,102	405,102	-	-
Total (4)	$862,676	$637,396	$160,280	$65,000

(1)	Lease obligations reflect our obligation to make payments in connection with operating leases for our office space and capital leases with respect to laboratory equipment.
(2)	Licensing Agreement obligations represent our commitments under license agreements, including those made by us under our license agreements with the University of Miami School of Medicine, the University of Utah Research Foundation, and BioTime.
(3)	Purchase Obligations relate to a Master Service Agreement with a contract research organization (“CRO”). The CRO will provide clinical research services for Phase 3 trials in patients with non-infectious anterior segment uveitis.
(4)	This table does not include (a) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer and our Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Accounting and Reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the second quarter ended June 30, 2018. Management concluded that no changes to our internal control over financial accounting and reporting occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

While we are not currently a party to any legal proceedings, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.

Item 1A.    Risk Factors.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 2, 2018, and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 11, 2018, contain risk factors identified by the Company. There have been no material changes to the risk factors we previously disclosed. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

Date: August 3, 2018	By:	/s/ Stephen From
President and Chief Executive Officer (Principal executive officer)

Date: August 3, 2018	By:	/s/ Sarah Romano
Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit
3.1(1)	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.

3.2(2)	Amendment to Restated Certificate of Incorporation.

4.1(3)	Form of Warrant dated as of April 17, 2018.

10.1(3)	Form of Securities Purchase Agreement dated as of April 13, 2018.

10.2*	EyeGate Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended.

31.1**	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed April 17, 2018) and incorporated by reference thereto.

2	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 11, 2018) and incorporated by reference thereto.

3	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed April 13, 2018) and incorporated by reference thereto.

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act.

