Form 10-Q
period 2018-09-30
EYEGATE PHARMACEUTICALS INC
filed 2018-11-13
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒    Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐   Yes     ☒   No

At November 9, 2018, there were 43,443,878 shares of the registrant’s common stock outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2018

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

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$9,900,094	$7,806,029
Prepaid Expenses and Other Current Assets	663,773	629,591
Current Portion of Refundable Tax Credit Receivable	17,447	23,685
Total Current Assets	10,581,314	8,459,305
Property and Equipment, Net	50,187	55,751
Restricted Cash	45,000	45,000
Goodwill	1,525,896	1,525,896
Intangible Assets and In-Process R&D	4,162,314	3,912,314
Other Assets	287,371	307,126
Total Assets	$16,652,082	$14,305,392
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$324,183	$706,089
Accrued Expenses	1,147,752	1,813,847
Deferred Revenue	2,686,000	12,313,600
Total Current Liabilities	4,157,935	14,833,536
Non-Current Liabilities:
Contingent Consideration	1,210,000	1,210,000
Deferred Tax Liability	183,923	183,923
Long-Term Portion of Capital Financing Obligation	140	4,855
Total Non-Current Liabilities	1,394,063	1,398,778
Total Liabilities	5,551,998	16,232,314
Commitments and Contingencies (Note 10)
Stockholders’ Equity (Deficit):
Preferred Stock, $0.01 Par Value: 9,994,184 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding at September 30, 2018 and December 31, 2017; 10,000 designated Series B, 0 and 600 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively; 10,000 shares designated Series C, 4,092 and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	41	6
Common Stock, $0.01 Par Value: 120,000,000 shares authorized; 43,444,130 and 17,257,255 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	434,441	172,573
Additional Paid-In Capital	101,150,700	89,589,681
Accumulated Deficit	(90,622,193)	(91,816,655)
Accumulated Other Comprehensive Income	137,095	127,473
Total Stockholders’ Equity (Deficit)	11,100,084	(1,926,922)
Total Liabilities and Stockholders’ Equity (Deficit)	$16,652,082	$14,305,392

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Collaboration Revenue	$314,500	$74,696	$1,652,520	$407,518
Operating Expenses:
Research and Development	(2,259,701)	(3,175,978)	(6,618,509)	(7,253,171)
General and Administrative	(1,232,677)	(1,038,822)	(3,389,256)	(3,540,857)
Total Operating Expenses	(3,492,378)	(4,214,800)	(10,007,765)	(10,794,028)
Operating Loss Before Other Expense	(3,177,878)	(4,140,104)	(8,355,245)	(10,386,510)
Other Income (Expense), Net:
Interest Income	54,346	40	72,739	537
Interest Expense	(304)	(304)	(912)	(912)
Total Other Income (Expense), Net	54,042	(264)	71,827	(375)
Net Loss	$(3,123,836)	$(4,140,368)	$(8,283,418)	$(10,386,885)
Net Loss per Common Share- Basic and Diluted	$(0.07)	$(0.24)	$(0.25)	$(0.78)
Weighted Average Shares Outstanding- Basic and Diluted	43,188,546	17,204,778	32,738,363	13,267,501

Other Comprehensive Loss:
Foreign Currency Translation Adjustments	6,382	3,272	9,622	6,193
Comprehensive Loss	$(3,117,454)	$(4,137,096)	$(8,273,796)	$(10,380,692)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Nine Months Ended September 30, 2018

(unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at December 31, 2017, as filed	600	$6	-		17,257,255	$172,573	$89,589,681	$127,473	$(91,816,655)	$(1,926,922)

Cumulative effect of change in accounting principle (note 2)									9,477,880	9,477,880

Balance at January 1, 2018	600	6	-		17,257,255	172,573	89,589,681	127,473	(82,338,775)	7,550,958

Stock-Based Compensation							620,335			620,335

Issuance of Stock in Offering, Net of Offering Costs of $1,141,238			6,536	65	14,730,000	147,300	9,961,397			10,108,762

Conversion of Series B Preferred Stock into Common Stock	(600)	(6)			400,000	4,000	(3,994)			-

Conversion of Series C Preferred Stock into Common Stock			(2,444)	(24)	7,638,750	76,388	(76,364)			-

Issuance of Common Shares from Warrant Exercises					3,418,125	34,181	1,059,644			1.093,825

Foreign Currency Translation Adjustment								9,622		9,622

Net Loss									(8,283,418)	(8,283,418)

Balance at September 30, 2018	-	$-	4,092	$41	43,444,130	$434,441	$101,150,700	$137,095	$(90,622,193)	$11,100,084

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net Loss	$(8,283,418)	$(10,386,885)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	25,564	13,608
Stock-Based Compensation	620,335	700,833
Loss on Cancellation of Stockholder Note Receivable	-	91,054
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	(34,182)	(194,364)
Refundable Tax Credit Receivable	5,493	(3,173)
Grant Receivable	-	(564,650)
Other Assets	19,755	(1,083)
Accounts Payable	(381,907)	(753,513)
Deferred Revenue	540,208	6,029,600
Unbilled Revenue	(689,928)	-
Accrued Expenses	(662,916)	53,342
Net Cash Used in Operating Activities	(8,840,996)	(5,015,231)

Investing Activities
Purchase of Property and Equipment	(20,000)	-
Payment Under License Agreement	(250,000)	-
Net Cash Used in Investing Activities	(270,000)	-

Financing Activities
Proceeds from Stock Offerings, Net of Offering Costs	10,108,762	10,589,183
Exercise of Common Stock Options	-	40,718
Exercise of Warrants	1,093,825	-
Equipment Financing Payments	(7,894)	(9,484)
Net Cash Provided by Financing Activities	11,194,693	10,620,417
Effect of Exchange Rate Changes on Cash	10,368	4,160
Net Increase in Cash	2,094,065	5,609,346
Cash, Including Restricted Cash, Beginning of Period	7,851,029	3,635,224
Cash, Including Restricted Cash, End of Period	$9,945,094	$9,244,570
Supplemental Disclosure of Noncash Investing and Financing Activities
Conversion of Preferred Stock into Common Stock	$80,388	$9,300

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

As of September 30, 2018, there were 43,444,130 shares of Common Stock outstanding, no shares of Series A Preferred Stock outstanding, no shares of Series B Preferred Stock outstanding, and 4,092 shares of Series C Preferred Stock outstanding.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2018, EyeGate had Cash and Cash Equivalents of $9,900,094, and an Accumulated Deficit of $90,622,193. EyeGate has incurred losses and negative cash flows since inception, and future losses are anticipated. The Company anticipates having sufficient cash to fund planned operations for approximately twelve months from September 30, 2018, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although the Company successfully completed its IPO, a follow-on public offering, a registered direct offering, two public offerings, and sales under an at-the-market equity offering, additional capital may not be available on terms favorable to EyeGate, if at all. On May 6, 2016, the SEC declared effective EyeGate’s registration statement on Form S-3, registering a total of $100,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings, including offerings pursuant to its shelf registration statement, will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

In-process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At September 30, 2018 there is $3,912,314 of in-process R&D, as part of intangible asset and in-process R&D on the Condensed Consolidated Balance Sheet.

Intangible Assets

The Company records intangible assets acquired in asset acquisitions of proprietary technology. The Company capitalizes intangible assets, amortizes them over the estimated useful life, and periodically evaluates the assets for impairment. At September 30, 2018 there is $250,000 of intangible assets, as part of intangible assets and in-process R&D on the Condensed Consolidated Balance Sheet.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Related Party Transactions

The Company has entered into certain related-party transactions, making payments for services to one vendor, seven consultants and one public university for the three months ending September 30, 2018, all of whom also are stockholders of the Company. These transactions generally are ones that involve a stockholder or option holder of the Company to whom we also make payments during the year, typically as a consultant or a service provider. The amounts recorded or paid are not material to the accompanying Condensed Consolidated Financial Statements.

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

	September 30, 2018 (unaudited)	September 30, 2017 (unaudited)
Common Stock Warrants	41,194,086	9,519,403
Employee Stock Options	2,187,525	1,858,300
Preferred Stock	12,787,500	400,000
Total Shares of Common Stock Issuable	56,169,111	11,777,703

Fair Value of Financial Instruments

The carrying amounts of Accounts Receivable and Accounts Payable approximate their fair values due to the short-term nature of these items. As of September 30, 2018 and December 31, 2017, the fair value of the Company’s money market funds and contingent consideration was $0 and $1,210,000, and $750,965 and $1,210,000, respectively.

At September 30, 2018 and December 31, 2017, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

On July 9, 2015, the Company entered into an exclusive, worldwide licensing agreement with a subsidiary of Bausch Health Companies, Inc. (“BHC”), formerly known as Valeant Pharmaceuticals, Inc., through which the Company granted to BHC an exclusive, worldwide commercial and manufacturing right to the Company’s EGP-437 Product in the field of anterior uveitis, as well as a right of last negotiation to license its EGP-437 Product for indications other than anterior uveitis (the “BHC Agreement”). There are four principal R&D milestones under the BHC Agreement: (i) the Phase 3 Clinical Trial, (ii) the Endothelial Cell Count Safety Trial (a trial to determine that treatment has not adversely affected a patient’s corneal endothelial cell density), (iii) the CMC Validation, and (iv) the New Drug Application, or “NDA”, filing with the FDA (collectively, the “Four Milestones”, and each individually, a “Milestone”). Under the BHC Agreement, BHC paid to the Company an initial upfront payment of $1.0 million and the Company is eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified development and commercial progress of the EGP-437 Product for the treatment of anterior uveitis. The Company has received milestone payments totaling $5.4 million through September 30, 2018. The Company receives payments both when it crosses certain thresholds on the way to each Milestone (each, a “Progress Payment”), as well as once it achieves each Milestone. The Company is entitled to retain all of these payments. In accordance with its former revenue recognition policy, through December 31, 2017 the initial upfront payment and milestone payments were recorded as Deferred Revenue. In addition, the Company is eligible under the BHC Agreement to receive royalties based on a specified percent of net sales of its EGP-437 Product for the field of anterior uveitis throughout the world, subject to adjustment in certain circumstances.

On February 21, 2017, the Company entered into another exclusive, worldwide licensing agreement with a subsidiary of BHC (the “New BHC Agreement”), through which the Company granted BHC exclusive, worldwide commercial and manufacturing rights to its EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients (the “New Field”). Under the New BHC Agreement, BHC paid the Company an initial upfront payment of $4.0 million, and the Company is eligible to receive milestone payments totaling up to approximately $99.0 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Product for the New Field. The Company has received milestone payments totaling $3.4 million through September 30, 2018. In accordance with its former revenue recognition policy, through December 31, 2017 the initial upfront payment and milestone payments were recorded as Deferred Revenue. In addition, the Company is eligible under the New BHC Agreement to receive royalties based on a specified percent of net sales of its EGP-437 Product for the New Field throughout the world, subject to adjustment in certain circumstances.

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

The Company did not elect to early adopt and adopted the new standard on January 1, 2018, using the modified retrospective method, which resulted in a cumulative effect adjustment in the amount of $9.5 million to beginning 2018 accumulated deficit and to deferred and unbilled revenue for the BHC contracts impacted by the adoption of the new standard. The changes to the method and/or timing of the Company’s revenue recognition associated with the adoption of the new standard primarily relate to the determination that there is one performance obligation in each contract with BHC and that the license combined with the R&D services is the performance obligation.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

The impact from adopting the new revenue recognition guidance on the Company’s Condensed Consolidated Balance Sheet for the nine months ending September 30, 2018 was as follows:

	As Reported	Previous Accounting Guidance	Impact from Adopting New Revenue Guidance
Liabilities:
Deferred Revenue	$2,686,000	$13,618,600	$(10,932,600)
Stockholders' Equity:
Accumulated Deficit	$(90,622,193)	$(101,517,793)	$10,895,600

The impact from adopting the new revenue recognition guidance on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018 was as follows:

	Three Months Ended			Nine Months Ended
	As Reported	Previous Accounting Guidance	Impact from Adopting New Revenue Guidance	As Reported	Previous Accounting Guidance	Impact from Adopting New Revenue Guidance
Collaboration Revenue	$314,500	$-	$314,500	$1,652,520	$-	$1,652,520
Operating Loss Before Other Expenses	(3,177,878)	(3,492,378)	314,500	(8,355,245)	(10,007,765)	1,652,520
Net Loss	(3,123,836)	(3,438,336)	314,500	(8,283,418)	(9,935,938)	1,652,520
Comprehensive Loss	$(3,117,454)	$(3,431,954)	$314,500	$(8,273,796)	$(9,926,316)	$1,652,520

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

2.	Summary of Significant Accounting Policies - (continued)

The below table represents the changes in the Company’s contract assets and contract liabilities:

	September 30, 2018	January 1, 2018
Contract Asset:
Unbilled Revenue	$-	$116,280
Contract Liabilities:
Deferred Revenue	$2,686,000	$2,952,000

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$37,000	$266,000

In addition, the Company may receive government grant funds for specified ocular therapeutic research activities. Revenue under these grants will be recorded when the Company performs the activities specified by the terms of each grant and is entitled to the funds.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Under ASU No. 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and the right-to-use assets, which are asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company does not expect to early adopt this standard and currently has leases (see Note 10) that will be in place at the effective date. The Company has evaluated the effect of the new guidance and does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements and related disclosures.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“Topic 718”), which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company has elected to early adopt Topic 718 effective for the third quarter of 2018. The adoption of this guidance did not have a material impact on its Consolidated Financial Statements and related disclosures.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

3.	Property and Equipment

Property and equipment at September 30, 2018 (unaudited) and December 31, 2017 consists of the following:

	Estimated Useful Life (Years)	September 30, 2018	December 31, 2017
Laboratory Equipment	3	$62,576	$42,576
Office Furniture	5	14,430	14,430
Leasehold Improvements	2	22,569	22,569
Total Property and Equipment, Gross		99,575	79,575
Less: Accumulated Depreciation		49,388	23,824
Total Property and Equipment, Net		$50,187	$55,751

Depreciation expense was $9,633 and $4,536 for the three-month periods ended September 30, 2018 and 2017, respectively, and $25,564 and $13,608 for the nine-month periods ended September 30, 2018 and 2017, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2018 (unaudited)	December 31, 2017
Payroll and Benefits	$650,797	$788,551
Clinical Trials	302,292	807,322
Professional Fees	169,572	149,273
Consulting	18,646	57,487
Short-Term Portion of Capital Financing Obligation	6,445	11,214
Total Accrued Expenses	$1,147,752	$1,813,847

5.	Debt

The Company has no indebtedness other than trade and accounts payable and capital financing obligations in the ordinary course of business at September 30, 2018 and December 31, 2017.

6.	Intangibles Assets

Intangible assets at September 30, 2018 consist of the rights to trade-secrets and know-how related to the manufacturing of the EyeGate Ocular Bandage Gel (“OBG”). During the third quarter of 2018, the Company entered into an intellectual property license agreement with SentrX Animal Care, Inc. (“SentrX”) with respect to certain rights relating to the manufacturing of the EyeGate OBG product. The intangible assets were recorded at $250,000, representing the upfront payment paid to SentrX. Additionally, SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified development and commercial milestones. These future milestone payments to SentrX will increase the carrying value of the intangible assets. The Company capitalizes the intangible assets, amortizes them over the estimated useful life, and periodically evaluates the assets for impairment. The Company had no intangible assets at December 31, 2017.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

7.	Capital Stock

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

At September 30, 2018, the Company had 120,000,000 authorized shares of Common Stock, $0.01 par value, of which 43,444,130 shares were outstanding. At September 30, 2018, the Company had 9,994,184 authorized shares of Preferred Stock, $0.01 par value, of which 3,750 shares were designated as Series A Preferred Stock and 0 shares are issued and outstanding, 10,000 shares were designated as Series B Preferred Stock and 0 shares are issued and outstanding, and 10,000 shares were designated as Series C Preferred Stock and 4,092 shares are issued and outstanding. At September 30, 2018, there were 0 shares of Common Stock underlying the outstanding shares of Series A Preferred Stock, 0 shares of Common Stock underlying the outstanding shares of Series B Preferred Stock, and 12,787,500 shares of Common Stock underlying the outstanding shares of Series C Preferred Stock.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

8.	Warrants

At September 30, 2018, the following warrants were outstanding:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2017	9,455,961	$3.26	4.23
Issued	35,156,250	0.32	4.55
Exercised	(3,418,125)	0.32	4.55
Outstanding at September 30, 2018	41,194,086	$1.00	4.30

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

The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”) and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. As of September 30, 2018, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP was 8,040,123 and 170,567 shares, respectively.

In January 2018, the number of shares of common stock issuable under the 2014 Plan automatically increased by 350,000 shares pursuant to the terms of the 2014 Plan. On July 10, 2018, an additional 6,000,000 Common Shares were reserved and available for issuance as an amendment under the Plan. These additional shares are included in the total of 8,040,123 shares issuable under the 2014 Plan.

The following is a summary of stock option activity for the nine months ended September 30, 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (In Years)
Outstanding at December 31, 2017	1,893,003	$2.49	5.40
Granted	415,500	0.57	9.48
Forfeited	(23,489)	1.06
Expired	(97,489)	0.98
Outstanding at September 30, 2018	2,187,525	$2.25	6.84
Exercisable at September 30, 2018	1,454,515	$2.87	5.70
Vested and Expected to Vest at September 30, 2018	2,187,525	$2.25	6.84

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

9.	Equity Incentive Plan - (continued)

On February 28, 2018, the Board approved the grant of options to purchase 275,000 shares of its common stock to sixteen employees. On March 21, 2018, the Board approved the grant of options to purchase 500 shares of its common stock to one employee. On July 10, 2018, the Board approved the grant of options to purchase 120,000 shares of its common stock to one employee, two directors and three consultants. On July 27, 2018, the Board approved the grant of options to purchase 20,000 shares of its common stock to two consultants. All grants were pursuant to the 2014 Plan. In general, options granted under the 2014 Plan vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

For the nine months ended September 30, 2018 and 2017, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2018	2017
Risk-Free Interest Rate	1.82%	1.82%
Expected Life	8.01 years	7.28 years
Expected Volatility	158%	171%
Expected Dividend Yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the nine months ended September 30, 2018 and 2017 was $0.57 and $1.46, respectively.

The following is a summary of restricted stock activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Recognition Period
Outstanding at December 31, 2017	103,000	$1.52
Awarded	1,890,000	0.57
Released	(54,101)	1.52
Forfeited	(50,252)	0.57
Outstanding at September 30, 2018	1,888,647	$0.59	2.51

On July 10, 2018, the Board approved the grant of 1.89 million restricted shares of its common stock to fifteen employees, four directors and seven consultants.

The total stock-based compensation expense for employees and non-employees is included in the accompanying Condensed Consolidated Statements of Operations and as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and Development	$85,106	$57,544	$192,081	$165,538
General and Administrative	244,373	131,148	428,254	535,295
	$329,479	$188,692	$620,335	$700,833

The fair value of options granted for the nine months ended September 30, 2018 and September 30, 2017 was approximately $230,000 and $550,000, respectively. The fair value of restricted stock granted for the nine months ended September 30, 2018 and September 30, 2017 was approximately $1,077,000 and $158,000, respectively. As of September 30, 2018 and September 30, 2017, there was approximately $1,594,000 and $1,113,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted-average period of 1.81 and 2.12 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2018 and September 30, 2017 was approximately $0 and $242,000, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2018 and September 30, 2017 was approximately $0 and $78,000, respectively.

At September 30, 2018, there were 4,275,079 shares available under the 2014 Plan and 117,090 shares available under the Company’s ESPP.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

10.	Commitments and Contingencies

Leases

The Company is a party to a real property operating lease for the rental of office space in Waltham, Massachusetts of up to 4,516 square feet, that is used for its corporate headquarters. This lease terminates in December 2019. On July 6, 2016, the Company entered into a real property operating lease for office and laboratory space of approximately 2,300 square feet in Salt Lake City, Utah. This lease terminates in June 2019. Estimated future minimum lease payments for the years ended December 31, 2018 and 2019 are approximately $43,000 and $144,000, respectively.

License Agreements

The Company is a party to seven license agreements as described below. Five of the seven license agreements require the Company to pay royalties or fees to the licensor based on Revenue or milestones related to the licensed technology, and the agreements with BHC require BHC to pay royalties to the Company based on revenue related to the licensed technology.

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

On July 9, 2015, the Company entered into an exclusive worldwide licensing agreement with a subsidiary of BHC (the “BHC Agreement”) through which EyeGate has granted BHC exclusive, worldwide commercial and manufacturing rights to its EGP-437 Product in the field of anterior uveitis, as well as a right of last negotiation to license the EGP-437 Product for other indications. Under the BHC Agreement, BHC paid the Company an upfront payment of $1.0 million. The Company is eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified developmental and commercial milestones. In addition, the Company is eligible to receive royalties based on a specified percent of net sales of the Product throughout the world, subject to adjustment in certain circumstances.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

10.	Commitments and Contingencies - (continued)

On February 21, 2017, the Company entered into an exclusive, worldwide licensing agreement with a subsidiary of BHC (the “New BHC Agreement”), through which the Company granted BHC exclusive, worldwide commercial and manufacturing rights to its EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients (the “New Field”). Under the New BHC Agreement, BHC paid the Company an initial upfront payment of $4.0 million, and the Company is eligible to receive milestone payments totaling up to approximately $99.0 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Product for the New Field. In addition, the Company is eligible under the New BHC Agreement to receive royalties based on a specified percent of net sales of its EGP-437 Product for the New Field throughout the world, subject to adjustment in certain circumstances.

On September 26, 2018, the Company entered into an intellectual property licensing agreement (the “SentrX Agreement”) with SentrX, a veterinary medical device company that develops and manufactures veterinary wound care products. Under the SentrX Agreement, the Company will in-license the rights to trade-secrets and know-how related to the manufacturing of its EyeGate OBG. The SentrX Agreement will enable the Company to pursue a different vendor with a larger capacity for manufacturing and an FDA-inspected facility for commercialization of a product for human use. Under the SentrX Agreement, the Company paid SentrX an upfront payment of $250,000 recorded as intangible assets on the Condensed Consolidated Balance Sheet. SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified developmental and commercial milestones. These future milestone payments to SentrX will increase the carrying value of the intangible assets.

11.	Employee Benefit Plans

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contribution for the nine months ended September 30, 2018 and 2017.

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

Our first CMHA-S-based product candidate, EyeGate Ocular Bandage Gel (“OBG”), is a topically applied 0.75% CMHA-S eye drop formulation that has completed its first-in-man or proof-of concept clinical trial. Preclinical studies suggest that the specific CMHA-S chemical modification comprising EyeGate OBG creates a favorable set of attributes, including prolonged retention time on the ocular surface, and a smooth continuous clear barrier without blur that can minimize mechanical lid friction, reduce repeat injury, and mechanically protect the ocular surface, allowing accelerated corneal re-epithelization. It is intended for the management of corneal epithelial wounds/defects and epitheliopathies, and to accelerate re-epithelization of the ocular surface following surgery, infections, and other traumatic and non-traumatic conditions.

EyeGate OBG is being developed pursuant to a de novo 510(k) regulatory pathway for devices submitted for marketing clearance to the U.S. Food and Drug Administration, or FDA. We plan to develop EyeGate OBG for two indications, management of corneal re-epithelization post photorefractive keratectomy (“PRK”) surgery and for the reduction of corneal staining in patients with punctate epitheliopathies (“PE”) (i.e. dry eye patients).

EyeGate OBG has successfully completed its first-in-man clinical trial demonstrating the management of re-epithelization of the cornea following PRK surgery. We received approval of our Investigative Device Exemption (“IDE”) in the third quarter of 2018 and initiated a second trial, the pilot trial, in the third quarter of 2018. We filed an additional IDE for the same product to treat patients with punctate epitheliopathies and received approval and initiated the trial in the third quarter of 2018. Top-line data for each of these studies was announced in the fourth quarter of 2018.

On November 13, 2018, we announced top-line data from our study evaluating the potential of EyeGate’s OBG to help clinicians better manage corneal epithelial defects in patients following PRK surgery, compared to current standard of care. Both of the OBG dosing regimens outperformed the standard of care in the number of eyes healed at day 3 and day 4 post-surgery. At day 3, 73% and 87% of eyes receiving the two OBG treatment regimens were completely healed compared with 67% for standard-of-care. At day 4 post-surgery, 100% in both OBG treatment groups were completely healed, versus 87% in the standard-of-care comparator group. Additionally, the maximum wound size was 67% and 49% smaller at day 2 post-surgery for the two OBG groups compared to the standard-of-care.

On November 13, 2018, we announced top-line data from our study evaluating the potential of EyeGate’s OBG to help clinicians better manage patients with PE due to pathologies such as dry eye. OBG eye drops achieved a statistically significant improvement (p-value < 0.05) in symptoms as quickly as day 7, as well as at day 28. Additionally, at day 28 OBG realized a 30% decrease from baseline versus only 4% for the comparator group. Symptomology was assessed using a patient reported outcome questionnaire based on comfort in both eyes. Staining measurements of the central cornea, a region dense in nerve endings, showed a reduction of up to 40% when combining the results from both eyes, which we believe better correlates clinically with the symptomology results. Staining measurements of the total cornea showed a reduction of 26% at day 7, but was not a significant difference from the rewetting eye drop arm.

The same crosslinked HA in EyeGate OBG is presently available commercially as a veterinary device indicated for use in the management of superficial noninfectious corneal ulcers. Manufactured by SentrX Animal Care, Inc. and sold in the U.S. by Bayer Animal Health as Remend® Corneal Repair, the product has been used successfully for five years in dogs, cats and horses, without adverse effects. The composition of the veterinary product is identical to that of the EyeGate OBG. We have obtained a license from BioTime, Inc. for the exclusive worldwide right to commercialize CMHA-S for ophthalmic treatments in humans. We paid BioTime $50,000 and are required to pay an annual fee of $30,000 and royalties to BioTime based on revenue relating to any product incorporating the CMHA-S technology. Our license agreement expires when patent protection for the CMHA-S technology lapses, which is expected to occur in the U.S. in 2027. We do not have the rights to the CMHA-S platform for animal health or veterinary medicine.

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

EGP-437 is under development for the treatment of various inflammatory conditions of the eye. Current programs include the treatment of ocular inflammation and pain in post-surgical cataract patients and the treatment of uveitis. We announced topline data for the Phase 2b cataract surgery trial in the first quarter of 2018. Although EGP-437 demonstrated a higher rate of success compared to vehicle at all time points, the co-primary endpoints of proportion of subjects with an anterior chamber cell (“ACC”) count of zero at day 7 and the proportion of subjects with a pain score of zero at day 1 did not show statistical significance. The efficacy results for the absence of inflammatory cells in the EGP-437 treatment group met our expectations, but the vehicle group response was better than anticipated. We also announced top-line data for the Phase 3 uveitis trial in the third quarter of 2018. Although EGP-437 showed clinical efficacy, defined as a reduction in anterior chamber cell score throughout the study, it did not demonstrate non-inferiority to the prednisolone acetate ophthalmic solution control group. This was measured as the proportion of subjects with an anterior cell count of zero (a sign of diminished inflammation) at Day 14. We will continue to review the data in each of these studies and will be assessing our strategic options for EGP-437 going forward.

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

We have entered into two exclusive global license agreements with subsidiaries of Bausch Health Companies, Inc. (“BHC”), through which we have granted BHC exclusive, worldwide commercial and manufacturing rights to the combination of our EyeGate® II Delivery System and our EGP-437 product in the fields of uveitis and ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients, as well as a right of last negotiation to license the combination product for other indications. We are responsible for the clinical development of the product in the U.S. for the indications licensed, together with the costs associated therewith. BHC has the right to develop the product in the fields outside of the U.S. and has agreed to fund 100% of any costs associated therewith.

On March 20, 2018, we received a written notification (the “Notice Letter”) from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price for our Common Stock was below the $1.00 per share requirement for the last 30 consecutive business days. The Notice Letter stated that we have 180 calendar days, or until September 17, 2018 (the “Initial Compliance Period”), to regain compliance with the minimum bid price requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our Common Stock is at least $1.00 for a minimum of 10 consecutive business days. We did not achieve compliance with the minimum bid price requirement by the end of the Initial Compliance Period, however, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), on the last day of the Initial Compliance Period we filed for extension and were granted a second 180 day compliance period, or until March 18, 2019, to regain compliance.

Throughout our history, we have not generated significant revenue. We have never been profitable, and from inception through September 30, 2018, our losses from operations have aggregated $90.6 million. Our Net Loss was $8.3 million and $10.4 million for the nine months ended September 30, 2018 and 2017, respectively. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our EGP-437 Product for the treatment of uveitis as well as other indications, and the EyeGate OBG, our lead product candidate for corneal epithelial defects, and any other product candidates we advance to clinical development. If we obtain regulatory approval for EyeGate OBG, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of EyeGate OBG including sales, marketing and distribution functions.

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

Financial Overview

Revenues

To date, we have recognized Collaboration Revenue from several U.S. government grants made to Jade for ocular therapeutic research (collectively, the “U.S. Government Grants”), as well as from BHC as performance obligations toward milestones are met. See Note 2, “Summary of Significant Accounting Policies”. We expect to continue to incur significant operating losses as we fund research and clinical trial activities relating to our ocular therapeutic assets, consisting of EGP-437, our iontophoretic delivery technology, and our CMHA-S-based products. There can be no guarantee that the losses incurred to fund these activities will succeed in generating revenue.

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

We did not elect to early adopt and adopted the new standard on January 1, 2018, using the modified retrospective method, which resulted in a cumulative effect adjustment in the amount of $9.5 million to beginning 2018 accumulated deficit and to deferred and unbilled revenue for the BHC contracts impacted by the adoption of the new standard. The changes to the method and/or timing of our revenue recognition associated with the adoption of the new standard primarily relate to the determination that there is one performance obligation in each contract with BHC and that the license combined with the R&D services is the performance obligation.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Under ASU No. 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and the right-to-use assets, which are asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. We do not expect to early adopt this standard and currently have leases (see Note 10) that will be in place at the effective date. We have evaluated the effect of the new guidance and do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements and related disclosures.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“Topic 718”), which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We have elected to early adopt Topic 718 effective for the third quarter of 2018. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements and related disclosures.

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

Results of Operations

Comparison of Three Months ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
Collaboration Revenue	$314,500	$74,696	$239,804
Operating Expenses:
Research and Development	2,259,701	3,175,978	(916,277)
General and Administrative	1,232,677	1,038,822	193,855
Total Operating Expenses	3,492,378	4,214,800	(722,422)
Other Income (Expense), Net	54,042	(264)	54,306
Net Loss	$3,123,836	$4,140,368	$1,016,532

Collaboration Revenue. Collaboration Revenue was $0.315 million for the three months ended September 30, 2018, compared to $0.075 million for the three months ended September 30, 2017. The revenue generated in the third quarter of 2018 related to the BHC milestone payments earned, while the revenue generated in the third quarter of 2017 related to the U.S. Government Grants. The revenue recognized for the three months ended September 30, 2018 includes revenue recognized under the new standard for revenue recognition, while the revenue recognized for the three months ended September 30, 2017 includes revenue recognized under the prior standard for revenue recognition. As a result of adopting the new standard, $0.315 million of additional revenue was recognized during the three months ended September 30, 2018.

Research and Development Expenses.  Research and Development Expenses were $2.260 million for the three months ended September 30, 2018, compared to $3.176 million for the three months ended September 30, 2017. The decrease of $0.916 million was primarily due to decreases in clinical activity for the EGP-437 trials for anterior uveitis and the treatment of post cataract surgery inflammation and pain; and chemistry, manufacturing and controls (“CMC”) work related to EyeGate OBG. These decreases were partially offset by increases in clinical activity for the OBG pilot trials for PRK surgery and PE, as well as CMC work related to EGP-437.

General and Administrative Expenses.  General and Administrative Expenses were $1.233 million for the three months ended September 30, 2018, compared to $1.039 million for the three months ended September 30, 2017. The increase of $0.194 million was primarily due to increases in personnel related costs and professional fees for legal and corporate communications, partially offset by decreases in corporate costs, including the forgiveness of a promissory note in the third quarter of 2017.

Other Income (Expense), Net. Other Income (Expense), Net was $0.054 million for the three months ended September 30, 2018, compared to $0 million for the three months ended September 30, 2017 due to more favorable interest rates on our cash balances.

Comparison of Nine Months ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
Collaboration Revenue	$1,652,520	$407,518	$1,245,002
Operating Expenses:
Research and Development	6,618,509	7,253,171	(634,662)
General and Administrative	3,389,256	3,540,857	(151,601)
Total Operating Expenses	10,007,765	10,794,028	(786,263)
Other Income (Expense), Net	71,827	(375)	72,202
Net Loss	$8,283,418	$10,386,885	$(2,103,467)

Collaboration Revenue. Collaboration Revenue was $1.653 million for the nine months ended September 30, 2018, compared to $0.408 million for the nine months ended September 30, 2017. The revenue generated in the first nine months of 2018 related to the BHC milestone payments earned, while the revenue generated in the first nine months of 2017 related to the U.S. Government Grants. The revenue recognized for the nine months ended September 30, 2018 includes revenue recognized under the new standard for revenue recognition, while the revenue recognized for the nine months ended September 30, 2017 includes revenue recognized under the prior standard for revenue recognition. As a result of adopting the new standard, $1.653 million of additional revenue was recognized during the nine months ended September 30, 2018.

Research and Development Expenses.  Research and Development Expenses were $6.619 million for the nine months ended September 30, 2018, compared to $7.253 million for the nine months ended September 30, 2017. The decrease of $0.635 million was primarily due to decreases in clinical activity for the EGP-437 trial for the treatment of post cataract surgery inflammation and pain, CMC work related to EyeGate OBG, as well as work for the commercial generator and research related activity. These decreases were partially offset by increases in clinical activity for the OBG pilot trials for PRK surgery and PE, CMC work related to EGP-437, as well as personnel related costs.

General and Administrative Expenses.  General and Administrative Expenses were $3.389 million for the nine months ended September 30, 2018, compared to $3.541 million for the nine months ended September 30, 2017. The decrease of $0.152 million was primarily due to decreases in personnel related and corporate costs, partially offset by an increase in professional fees for legal and corporate communications.

Other Income (Expense), Net. Other Income (Expense), Net was $0.072 million for the nine months ended September 30, 2018, compared to $0 million for the nine months ended September 30, 2017 due to more favorable interest rates on our cash balances.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from four registered offerings of our Common Stock and Convertible Preferred Stock, payments from our BHC License Agreements and the U.S. Government Grants, and sales through our At The Market Offering Agreement. From inception through September 30, 2018, we have raised a total of approximately $94.6 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $14.9 million in payments received under our license agreements and U.S. Government Grants.

On February 21, 2017, we received the initial $4.0 million upfront payment from BHC as provided under the New BHC Agreement related to our EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients. Through September 30, 2018, we have received cash payments of $13.8 million under the BHC Agreements, which are presented as Collaboration Revenue on our Condensed Consolidated Statement of Operations and Comprehensive Loss, or Deferred or Unbilled Revenue on our Condensed Consolidated Balance Sheet. Additionally, on January 1, 2018, $9.5 million was recorded as a reduction to our opening accumulated deficit balance on our Condensed Consolidated Balance Sheet.

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

On June 14, 2017, we completed a public offering of 5,336,667 shares of Common Stock and 1,995 shares of Series B Preferred Stock (convertible into 1,330,000 shares of Common Stock), along with warrants to purchase 6,666,667 shares of Common Stock. The offering was priced at $1.50 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series B Convertible Preferred Stock) and warrant. The total net proceeds to us from this offering, after deducting the placement agent fees and offering expenses, were approximately $8.8 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series B Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $1.50 per share, which totaled warrants to purchase an aggregate of 6,666,667 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on June 14, 2022, five years following the date of issuance. As of September 30, 2018, holders of the Series B Preferred Stock had converted all 1,995 shares of Series B Preferred Stock into an aggregate of 1,330,000 shares of Common Stock.

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

At September 30, 2018, we had cash and cash equivalents totaling $9,900,094.

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Net Cash Used in Operating Activities	$(8,840,996)	$(5,015,231)
Net Cash Used in Investing Activities	(270,000)	-
Net Cash Provided by Financing Activities	$11,194,693	$10,620,417

Comparison of Nine Months Ended September 30, 2018 and 2017

Operating Activities. Net cash used in operating activities was $8.841 million for the nine months ended September 30, 2018, compared to $5.015 million for the nine months ended September 30, 2017. The primary use of cash was to fund operating losses of $8.283 million and $10.387 million during the nine months of 2018 and 2017, respectively. Additionally, during the first nine months of 2018, we recorded a decrease in accounts payable and accrued expenses of $1.045 million, partially offset by stock-based compensation expense of $0.620 million. During the first nine months of 2017, we recorded a decrease in accounts payable of $0.754 million, partially offset by an increase in deferred revenue due to $6.030 million in cash received from BHC.

Investing Activities. Net cash used in investing activities was $0.270 million for the nine months ended September 30, 2018, compared to $0 million for the nine months ended September 30, 2017. The primary use of cash was for the upfront payment under the SentrX Agreement.

Financing Activities. Net cash provided by financing activities was $11.195 million for the nine months ended September 30, 2018, compared to net cash provided by financing activities of $10.620 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we received net proceeds of $10.109 million from a stock offering and $1.094 million from the exercise of warrants. During the nine months ended September 30, 2017, we received net proceeds of $8.765 million from a stock offering and net proceeds of $1.824 million from sales under our ATM Agreement.

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

Based on our cash on hand at September 30, 2018 and cash we expect to receive from BHC over the remainder of 2018, we believe we will have sufficient cash to fund planned operations for approximately twelve months from September 30, 2018. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we successfully completed our IPO, a follow-on offering, a registered direct offering, two public offerings, and sales under our at-the-market equity offering, additional capital may not be available on terms favorable to us, if at all. On May 6, 2016, the SEC declared effective our registration statement on Form S-3, registering a total of $100,000,000 of our securities for sale to the public in what is known as a “shelf offering”. We do not know if our future offerings, including offerings pursuant to our shelf registration statement, will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of September 30, 2018, except for operating leases.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2018:

	Total	Less than 1 year	1-3 years	More than 3 years
Leases (1)	$187,459	$158,105	$29,354	$-
Licensing Agreement (2)	217,500	52,500	100,000	65,000
Total (3)	$404,959	$210,605	$129,354	$65,000

(1)	Lease obligations reflect our obligation to make payments in connection with operating leases for our office space.
(2)	Licensing Agreement obligations represent our commitments under license agreements, including those made by us under our license agreements with the University of Miami School of Medicine, the University of Utah Research Foundation and BioTime.
(3)	This table does not include (a) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer and our Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Accounting and Reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the third quarter ended September 30, 2018. Management concluded that no changes to our internal control over financial accounting and reporting occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

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

Item 4. Mine Safety Disclosure.

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

Date: November 13, 2018	By:	/s/ Stephen From
President and Chief Executive Officer (Principal executive officer)

Date: November 13, 2018	By:	/s/ Sarah Romano
Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit

3.2(1)	Amendment to Restated Certificate of Incorporation.

10.1(2)	Intellectual Property License Agreement between the Registrant and SentrX Animal Care, Inc., dates as of September 26, 2018.

10.2(3)*	EyeGate Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended.

31.1**	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 11, 2018) and incorporated by reference thereto.

2	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed October 2, 2018) and incorporated by reference thereto.

3	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed August 3, 2018) and incorporated by reference thereto.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act.

