Form 10-K
period 2018-12-31
EYEGATE PHARMACEUTICALS INC
filed 2019-03-01
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2018 was approximately $11,547,784. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

At February 27, 2019, there were 43,790,737 shares of the registrant’s common stock issued and outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2018

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each as amended. The forward-looking statements are principally, but not exclusively, contained in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 22 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

We are developing products using CMHA-S, a modified form of the natural polymer hyaluronic acid, which is a gel that possesses unique physical and chemical properties such as hydrating and healing properties when applied to the ocular surface. The ability of CMHA-S to adhere longer to the ocular surface, resist degradation and protect the ocular surface makes it well-suited for treating various ocular surface injuries. Our first CMHA-S-based product, the EyeGate Ocular Bandage Gel (“OBG”), has completed three trials where we announced positive topline data. OBG is a topically-applied eye drop formulation that is being developed under the 510(k) de novo path for devices submitted for marketing clearance to the U.S. Food and Drug Administration (“FDA”).

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

Our first CMHA-S-based product candidate, the EyeGate OBG, is a topically-applied eye drop formulation that has completed three in-man clinical trials. We announced positive topline data from the initial trial and follow-on trial evaluating the ability of EyeGate OBG to manage ocular surface re-epithelialization following photorefractive keratectomy (“PRK”) surgery. We also announced positive topline data from our first clinical trial focused on treating patients with punctate epitheliopathies (“PE”). The EyeGate OBG eye drop creates a thin, durable and protective coating to the damaged surface of the eye, serving to facilitate and manage corneal re-epithelization. The EyeGate OBG is intended for the protection of the ocular surface and the management of corneal epithelial wounds, defects, and epitheliopathies.

Preclinical studies suggest that the specific CMHA-S chemical modification comprising the EyeGate OBG creates a favorable set of attributes, including prolonged retention time on the ocular surface and a smooth continuous clear barrier without blur that can minimize mechanical lid friction, reduce repeat injury, and mechanically protect the ocular surface, allowing for the management of corneal re-epithelization.

The gel is presently available commercially as a veterinary device indicated for use in the management of superficial corneal ulcers. Manufactured by SentrX Animal Care and sold in the U.S. by Bayer Animal Health as Remend® Corneal Repair, the product has been used successfully for more than five years in dogs, cats and horses, without adverse effects. The composition of the veterinary product is identical to that of the EyeGate OBG. We do not have the rights to the CMHA-S platform for animal health or veterinary medicine.

In addition, we have been developing EGP-437, which incorporates a reformulated topically active corticosteroid, Dexamethasone Phosphate, that is delivered into the ocular tissues through our proprietary innovative drug delivery system, the EyeGate® II Delivery System. EGP-437 is being developed under the 505(b)(2) New Drug Application (“NDA”) regulatory pathway for drugs submitted for approval to the U.S. FDA, which enables an applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its NDA.

We have been developing EGP-437 for the treatment of various inflammatory conditions of the eye, including the treatment of ocular inflammation and pain in post-surgical cataract patients and anterior uveitis, a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body.

We entered into two exclusive global license agreements with a subsidiary of Bausch Health Companies, Inc. (“BHC”) for our EyeGate® II Delivery System and EGP-437 Combination Product in the fields of anterior uveitis and for the treatment of post-operative ocular inflammation and pain in ocular surgery patients. On December 14, 2018, we received a notice of termination from BHC notifying us that BHC will voluntarily terminate these license agreements effective March 14, 2019, reinstating to us all of the rights and privileges of the EGP-437 platform.

Our Strategy

Our goal is to focus on developing and commercializing products for treating diseases and disorders of the eye. The key elements of this strategy are to:

•	Continue clinical evaluation of our EyeGate OBG device for the treatment of corneal epithelial defects. We completed our first-in-man trial enrolling subjects with a 9mm corneal wound, a large corneal epithelial defect, post PRK surgery and released positive topline data in the first quarter of 2017. Subsequently, we completed a masked controlled trial and announced positive topline data in the fourth quarter of 2018 from our study evaluating the potential of EyeGate’s OBG to help clinicians better manage corneal epithelial defects in patients following PRK surgery compared to current standard of care.

•	Continue clinical evaluation of our EyeGate OBG device for the treatment of punctate epitheliopathies. We completed our first clinical trial focused on treating patients with PE and announced positive topline data in the fourth quarter of 2018.

•	Continue to analyze the data from our completed Phase 2b trial for inflammation and pain post cataract surgery and our Phase 3 noninfectious anterior uveitis trial with our EGP-437 Combination Product. We announced topline data for the Phase 2b cataract surgery trial in the first quarter of 2018 and although EGP-437 demonstrated a higher rate of success compared to vehicle at all time points, the co-primary endpoints of proportion of subjects with an anterior chamber cell (“ACC”) count of zero at Day 7 and the proportion of subjects with a pain score of zero at Day 1 did not show statistical significance. Additionally, we announced topline date for the confirmatory Phase 3 uveitis trial in the third quarter of 2018 and although EGP-437 showed clinical efficacy, defined as a reduction in ACC score throughout the study, it did not demonstrate non-inferiority to the prednisolone acetate ophthalmic solution control group. We will continue to review the data and will be assessing our strategic options for EGP-437 going forward.

•	Pursue other strategic collaborations. We plan to evaluate opportunities to enter into collaborations that may contribute to our ability to advance our product candidates and to progress concurrently a range of discovery and development programs. We also plan to evaluate opportunities to in-license or acquire the rights to other products, product candidates or technologies for the treatment of eye diseases.

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

EyeGate OBG

The EyeGate OBG is a synthetic biocompatible CMHA-S hydrogel capable of coating the ocular surface and designed to resist degradation under conditions present in the eye. This prolongs residence time of the bandage on the ocular surface, thereby addressing the limitations of current non-cross-linked hyaluronic acid formulations. Additionally, cross-linking allows the product’s viscosity to be modified to meet optimum ocular needs. The increased viscosity and non-covalent muco-adhesive interfacial forces improve residence time in the tear film, thus providing a coating that aids and promotes re-epithelization of the ocular surface via physical protection.

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

The EyeGate OBG has been shown to provide a mechanical barrier that aids in the management of corneal epithelial defects and re-epithelization in both preclinical studies and in clinical ophthalmic veterinary use. As such, PRK surgery was chosen as the subject population which is best suited to demonstrate this effect. PRK is an efficacious alternative to patients seeking surgical correction of refractive errors who are not suitable candidates for laser in situ keratomileusis (“LASIK”) due to inadequate corneal thickness, larger pupil size, history of keratoconjunctivitis sicca (“KCS”), or anterior basement membrane disease. The primary effectiveness endpoint for this initial clinical trial was time to re-epithelization of a large epithelial defect following PRK surgery. We completed the initial trial and announced positive topline data in the first quarter of 2017. Subsequently, we completed a masked controlled clinical trial and announced positive topline data in the fourth quarter of 2018 from our study evaluating the potential of EyeGate’s OBG to help clinicians better manage corneal epithelial defects in patients following PRK surgery compared to current standard of care.

We believe that the EyeGate OBG can be used for the management of a variety of large and small corneal epithelial defects including PE. PE is an early sign of epithelial compromise and is associated with a variety of pathologic ocular inflammatory conditions including ocular causes, as well as systemic diseases. This ocular surface condition is common and may represent areas of epithelial cell damage and loss and therefore stain positively with fluorescein. Causes can include dry eye, acute and chronic bacterial and viral conjunctivitis, trauma, contact lens wear (tight lens syndrome), chemical irritation and burns, diabetic and infectious neuropathies, chemotherapy and corneal abrasion. We completed our first clinical trial focused on treating patients with PE and announced positive topline data in the fourth quarter of 2018.

EyeGate® II Delivery System and EGP-437

Delivery of therapeutic agents using ocular iontophoresis has been of interest as a means of non-invasively achieving higher drug levels within the eye by promoting the migration of a charged drug substance across biological membranes with a low electrical current. The EyeGate® II Delivery System applicator utilizes an inert electrode, which stimulates the electrolysis of water to produce ions (hydroxide or hydronium), which via electrorepulsion, drive a like-charged drug substance into the ocular tissues. The EyeGate® II Delivery System delivery platform requires custom pharmaceutical formulations to enable delivery efficiency and safety while allowing for potential novel intellectual property. We will continue to review the data from our completed clinical studies and will be assessing our strategic options for EGP-437 going forward.

Current Targeted Indications

EyeGate OBG: Large Corneal Epithelial Defects

The EyeGate OBG has been shown to provide a mechanical barrier that aids in the management of corneal epithelial defects and re-epithelization in both preclinical studies and in clinical ophthalmic veterinary use. PRK surgery was chosen as the subject population which is best suited to demonstrate this effect. PRK is an efficacious alternative to patients seeking surgical correction of refractive errors who are not suitable candidates for LASIK due to inadequate corneal thickness, larger pupil size, history of KCS, or anterior basement membrane disease. PRK involves controlled mechanical removal of corneal epithelium with subsequent excimer laser photoablation of the underlying Bowman’s layer and anterior stroma, including the subepithelial nerve plexus.

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

The EyeGate OBG provides a thin coating to the surface of the eye, serving as a protectant to facilitate and manage corneal re-epithelization.

EyeGate OBG: Punctate Epitheliopathies

PE is an early sign of epithelial compromise and is associated with a variety of pathologic ocular inflammatory conditions including ocular causes, as well as systemic diseases. This ocular surface condition is common and may represent areas of epithelial cell damage and loss and therefore stain positively with fluorescein. PE is characterized by a breakdown or damage of the epithelium of the cornea in a pinpoint pattern, which can be seen with examination with a slit lamp. Patients may present with non-specific symptoms such as red eye, tearing, foreign body sensation, photophobia and burning. Causes can include dry eye, acute and chronic bacterial and viral conjunctivitis, trauma, contact lens wear (tight lens syndrome), chemical irritation and burns, diabetic and infectious neuropathies, chemotherapy and corneal abrasion.

Standard of care treatments are aimed at attempting to heal these punctate micro defects and/or epitheliopathies and can include increasing humidity, artificial tears, lubricants and ointments and in severe cases can even utilize bandage contact lens, antibiotics and amniotic membrane graphs, as well as treating the underlying cause with topical anti-inflammatory and T cell modulators. The endpoint of treatment is to re-epithelize the cornea and resolve the corneal staining. Resolution of the corneal staining are frequently measured by scales such as the National Eye Institute Scale (“NEI”) or Oxford scale. These standardized and validated scales have been developed to help score and measure these defects. Often these current treatments fall short as they are ineffective in protecting and enabling corneal re-epithelization. The artificial tears have limited residence time and often do nothing to mechanically protect the cornea and create an environment that can manage corneal reepithelization and resolve staining. Furthermore, many of the ointments and gels, although offering better residence time, are thicker and blur vision, thus making them less attractive for day time use.

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

Clinical Trial Results

EyeGate OBG: Large Corneal Epithelial Defects

In the first quarter of 2017, we reported topline results from the first in-human trial of EyeGate OBG, the re-epithelialization of large corneal epithelial defects in patients having undergone PRK surgery. The prospective, randomized, controlled study enrolled 39 subjects undergoing bilateral PRK surgery and aimed to assess the safety and performance of EyeGate OBG on its own or combined with a Bandage Contact Lens (“BCL”) compared to the current standard of care, artificial tears and BCL. The primary endpoint of the study was complete wound closure by Day 3.

The enrolled subjects were randomized into one of three study groups, with subjects receiving the same treatment in both eyes:

•	Patients in arm 1 (n=12) received EyeGate OBG four times daily (“QID”) for two weeks after surgery.
•	Arm 2 (n=14) was comprised of EyeGate OBG QID for 2 weeks after surgery in combination with a BCL.
•	Arm 3 (n=13) was comprised of artificial tears administered four times daily and BCL.

The study demonstrated safety and tolerability of EyeGate OBG, with encouraging potential efficacy. 83.3% of the subjects in Arm 1 (EyeGate OBG alone) achieved complete wound closure by Day 3, compared to 53.8% of patients that received the standard of care. Thus, the OBG arm had approximately 55% more subjects achieve full wound closure on Day 3 than the standard of care arm. Also, on Day 3, the average wound length, measured horizontally and vertically was 83.3% and 66.7% smaller, respectively, for the OBG arm compared to the standard of care arm. Additionally, on Day 1 (24 hours post-surgery), the average wound length, measured horizontally and vertically, was 35.9% and 27.4% smaller, respectively, for the OBG arm compared to the standard of care arm. Based on these positive results, we continued development with a reading center masked, controlled trial evaluating EyeGate OBG monotherapy against BCL in 2018.

In the fourth quarter of 2018, we reported positive topline results from the clinical trial of EyeGate OBG, the management of re-epithelialization of large corneal epithelial defects in patients having undergone PRK surgery. The prospective, randomized, controlled study enrolled 45 subjects undergoing bilateral PRK surgery and was designed to assess safety and efficacy by comparing two dosing regimens of EyeGate’s OBG to the current standard of care, a bandage contact lens plus artificial tears. The efficacy assessments included the percentage of subjects achieving complete wound healing on Day 3 and Day 4 and wound size on Day 3. These assessments were evaluated by an independent masked reading center, using digital slit-lamp photographs of fluorescein staining in all treated eyes, and a protocol-driven method in order to quantify the outcomes.

The enrolled subjects were randomized into one of three study groups, with subjects receiving the same treatment in both eyes:

•	Patients in arm 1 (n=15) received EyeGate OBG eight times daily for three days followed by four times daily (“QID”) for an additional 11 days after surgery.
•	Arm 2 (n=15) was comprised of EyeGate OBG QID for two weeks after surgery.
•	Arm 3 (n=15) was comprised of BCL and artificial tears administered four times daily.

Both of the OBG dosing regimens outperformed the standard of care in the number of eyes healed at Day 3 and Day 4 post-surgery. At Day 3, 73% and 87% of eyes receiving the two OBG treatment regimens were completely healed compared to 67% for standard of care. At Day 4 post-surgery, 100% in both OBG treatment groups were completely healed compared to 87% in the standard of care comparator group. Additionally, the maximum wound size was 67% and 49% smaller at Day 2 post-surgery for the two OBG groups compared to the standard of care. There were no safety concerns observed in any group.

EyeGate OBG: Punctate Epitheliopathies

In the fourth quarter of 2018, we reported positive topline results from the clinical trial of EyeGate OBG evaluating the potential to help clinicians better manage PE due to pathologies such as dry eye. This controlled, investigator masked study enrolled 30 subjects with PE due to pathologies such as dry eye. The trial was designed to assess safety and efficacy by comparing EyeGate’s OBG to the comparator group, a commercially available rewetting eye drop. The assessments included corneal fluorescein staining and symptomology at Day 7, Day 14 and Day 28. Randomization occurred after a two-week run in period where all subjects were taking the rewetting eye drops only. Patients with a corneal staining score on the NEI scale of ≥4 entered the treatment phase and either continued to receive rewetting eye drops or were switched to OBG eye drops.

The enrolled subjects were randomized into one of two study groups, with subjects receiving the same treatment in both eyes:

•	Arm 1 (n=15) received rewetting drops four times daily for four weeks.
•	Arm 2 (n=15) received EyeGate OBG four times daily for four weeks.

OBG eye drops achieved a statistically significant improvement (p-value < 0.05) in symptoms as quickly as Day 7 and also at Day 28. Additionally, at Day 28 OBG realized a 30% decrease in symptoms from baseline compared to only 4% for the comparator group. Symptomology was assessed using a patient reported outcome questionnaire based on comfort in both eyes. Staining measurements of the central cornea, a region dense in nerve endings, showed a reduction of up to 40% for OBG compared to up to 23% for the rewetting eye drop arm when combining the results from both eyes, which we believe better correlates clinically with the symptomology results. Staining measurements of the total cornea did not show a significant difference in reduction between the two arms with 26% for OBG compared to 23% for the rewetting eye drop at day 7. There were no safety concerns observed in any group.

EGP-437

We submitted an IND for EGP-437 to the FDA on April 28, 2008. The initial protocol submitted as part of the IND application was for our Phase 1/2 non-infectious anterior uveitis trial. Subsequently, we submitted amendments to our IND for protocols for additional trials that we have since completed on September 12, 2008, April 6, 2010, October 18, 2011, April 13, 2012 and May 20, 2015. An IND application (IND 107,846) referencing our IND (IND 77,888) was submitted by the University of Pennsylvania School of Medicine on January 29, 2010 with a protocol for the treatment of anterior scleritis.

We have completed nine clinical trials under IND 107,846 for the EGP-437 Combination Product. The first two trials were executed in parallel - a Phase 1/2 non-infectious anterior uveitis trial and a Phase 2 dry eye trial. These two trials were followed by a Phase 3 dry eye trial. Subsequently, we completed our first Phase 3 trial for non-infectious anterior uveitis. During the time that we executed the Phase 3 non-infectious anterior uveitis trial we completed a Phase 2 proof-of-concept cataract surgery trial, with prophylactic treatment of the EGP-437 Combination Product. In 2016, we completed a Phase 1b/2a dose ranging trial treating inflammation and pain for subjects that have undergone cataract surgery and a Phase 1b/2a proof-of-concept macular edema trial. In 2018, we completed a Phase 2b trial for the treatment of inflammation and pain post cataract surgery, as well as a Phase 3 trial for non-infectious anterior uveitis.

PROTOCOL	INDICATION	PHASE	NO. SUBJECTS RANDOMIZED	CONTROL ARM
EGP-437-001	Anterior Uveitis	1/2	40	None
EGP-437-002	Dry Eye	2	105	Placebo
EGP-437-003	Dry Eye	3	198	Placebo
EGP-437-004	Anterior Uveitis	3	193	Standard of care
EGP-437-005	Cataract Surgery	2 POC	45	Placebo
EGP-437-006	Anterior Uveitis	3	250	None
EGP-437-007	Macular Edema	1b/2a	26	None
EGP-437-008	Cataract Surgery	1b/2a	80	Placebo
EGP-437-009	Cataract Surgery	2b	100	Placebo

Cataract Surgery: Phase 2b Trial (EGP-437-009)

We announced topline data for this trial in the first quarter of 2018. Although EGP-437 demonstrated a higher rate of success compared to vehicle at all time points, the co-primary endpoints of proportion of subjects with an ACC count of zero at Day 7 and the proportion of subjects with a pain score of zero at Day 1 did not show statistical significance.

Non-Infectious Anterior Uveitis: Phase 3 Clinical Trial (EGP-437-006)

We announced topline data for this trial in the third quarter of 2018. Although EGP-437 showed clinical efficacy, defined as a reduction in ACC score throughout the study, it did not demonstrate non-inferiority to the prednisolone acetate ophthalmic solution control group. This was measured as the proportion of subjects with an ACC count of zero (a sign of diminished inflammation) at Day 14.

Clinical Development Plan

EyeGate OBG

The EyeGate OBG has been shown to provide a mechanical barrier that aids in the management of corneal epithelial wounds, defects and epitheliopathies. EyeGate OBG has been shown to manage re-epithelization in both preclinical studies and in clinical ophthalmic veterinary use. As such, PRK surgery was chosen as the subject population, which is best suited to demonstrate the acceleration of re-epithelization. PRK is an efficacious alternative to patients seeking surgical correction of refractive errors who are not suitable candidates for LASIK due to inadequate corneal thickness, larger pupil size, history of KCS, or anterior basement membrane disease. The primary effectiveness outcome for this initial clinical trial was percentage of patients that have wound closure or re-epithelization of epithelial defect in the active arm compared to the control arm three days following PRK surgery. We announced positive topline data in the first quarter of 2017. Subsequently, we completed a masked clinical trial for large corneal epithelial defects following PRK surgery with the same primary effectiveness outcome and announced positive topline data in the fourth quarter of 2018.

We also completed the first clinical trial for the development of OBG for the treatment of PE, specifically patients with a history of dry eye, and announced positive topline data in the fourth quarter of 2018.

Based on these positive results, we filed a pre-submission meeting request and are scheduled to meet with the U.S. FDA on March 20, 2019 to discuss our de novo application strategy for the OBG product, which will cover the clinical plan, data to date, and potential submission timelines.

EGP-437

We will continue to review the existing data from completed clinical studies and will be assessing our strategic options for EGP-437 going forward.

Intellectual Property and Proprietary Rights

Overview

We are building an intellectual property portfolio for our CMHA-S platform and EGP-437 Combination Product, as well as other devices and product candidates for treatment of ocular indications in the U.S. and abroad. We currently seek, and intend to continue to seek, patent protection in the U.S. and internationally for our product candidates, methods of use, and processes for manufacture, and for other technologies, where appropriate. Our current policy is to actively seek to protect our proprietary position by, among other things, filing patent applications in the U.S. and abroad relating to proprietary technologies that are important to the development of our business. We also rely on, and will continue to rely on, trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for the technologies that we consider important to our business, our ability to defend our patents, and our ability to preserve the confidentiality of our trade secrets and operate our business without infringing the patents and proprietary rights of third parties.

Patent Portfolio

Our patent portfolio includes drug delivery device patents directed to the EyeGate® II Delivery System, drug composition patents directed to EGP-437 and other compositions and devices related to the EyeGate® II Delivery System. In addition, further patent applications are directed to the CMHA-S platform in combination with active therapeutics to treat ocular diseases. These issued patents will expire between 2019 and 2036.

We have been developing drug compositions and drug delivery systems for non-invasive treatment on the eye for several years. These delivery systems include various patented and patent pending drug delivery devices, active therapeutics and combination device/therapeutic to treat components of the eye, such as the cornea, sclera, and combinations thereof. These devices and therapeutics have been further improved to provide better patient comfort levels, patient compliance and recovery times. We hold eight U.S. patents and 24 corresponding international patents. Additionally, we hold 149 patents by way of our subsidiary, EyeGate Pharma S.A.S., a French corporation, or EyeGate S.A.S.

License Agreements

We are a party to seven license agreements as described below. Five of the seven license agreements require us to pay royalties or fees to the licensor based on revenue or milestones related to the licensed technology.

On February 15, 1999, we entered in to an exclusive worldwide license agreement with the University of Miami School of Medicine to license technology relating to our EyeGate® II Delivery System, which grants us the right to use certain French, European, Canadian, Japanese, American, Mexican, Korean, Brazilian and Israeli patents in our EGP-437 Combination Product. This agreement, which was amended in December 2005, requires us to pay to the University of Miami an annual license fee of $12,500. This license also requires payments to the University of Miami upon our achievement of certain milestones. All annual license fee and milestone payments have been paid to date. The total amount of milestone payments paid to date under this license agreement is $30,000 and there are potential aggregate additional amounts of up to $150,000 due upon certain milestones being met. This license agreement remains in effect until the later of twelve (12) years after the date of the first commercial sale of the applicable product or the date of the last to expire patent relating to the patent rights under the Agreement. Upon such expiration and assuming it was not terminated earlier in accordance with its terms, we retain a fully paid up and perpetual license to the product and certain intellectual property. The license agreement also provides that it may be terminated by either party in the case of continued material breach or provision of false reports, by the licensor pertaining to certain bankruptcy or insolvency circumstances regarding our company or by us upon ninety (90) days prior written notice.

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

On September 12, 2013, Jade Therapeutics, Inc. (“Jade”) entered into an agreement with BioTime, Inc. granting to it the exclusive worldwide right to commercialize CMHA-S for ophthalmic treatments in humans. The agreement calls for a license issue fee paid to BioTime of $50,000 and requires us (through our Jade subsidiary) to pay an annual fee of $30,000 and royalties to BioTime based on revenue relating to any product incorporating the CMHA-S technology. The agreement expires when patent protection for the CMHA-S technology lapses.

On July 9, 2015, we entered into an exclusive worldwide licensing agreement with a subsidiary of BHC through which we granted BHC exclusive, worldwide commercial and manufacturing rights to our EGP-437 Combination Product in the field of anterior uveitis, as well as a right of last negotiation to license the EGP-437 Combination Product for other indications. Under the agreement, BHC paid us an upfront payment of $1.0 million. We were eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified developmental and commercial milestones. In addition, we were eligible to receive royalties based on a specified percent of net sales of the EGP-437 Combination Product throughout the world, subject to adjustment in certain circumstances. On December 14, 2018, we received a notice of termination from BHC notifying us that BHC will voluntarily terminate this license agreement effective March 14, 2019.

On June 17, 2016, we entered into an exclusive worldwide license agreement with the University of Utah Research Foundation to further the commercial development of the NASH technology, together with alkylated HA. The agreement calls for payments due to the University of Utah, consisting of a license grant fee of $15,000 due within 30 days of signing, and minimum royalty payments, initially $5,000, and escalating ratably up to $20,000 in 2021.

On February 21, 2017, we entered into an exclusive, worldwide licensing agreement with a subsidiary of BHC (the “New BHC Agreement”), through which we granted BHC exclusive, worldwide commercial and manufacturing rights to our EGP-437 Combination Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients (the “New Field”). Under the New BHC Agreement, BHC paid us an initial upfront payment of $4.0 million, and we were eligible to receive milestone payments totaling up to approximately $99.0 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Combination Product for the New Field. In addition, we were eligible under the New BHC Agreement to receive royalties based on a specified percent of net sales of the EGP-437 Combination Product for the New Field throughout the world, subject to adjustment in certain circumstances. On December 14, 2018, we received a notice of termination from BHC notifying us that BHC will voluntarily terminate this license agreement effective March 14, 2019.

On September 26, 2018, we entered into an intellectual property licensing agreement (the “SentrX Agreement”) with SentrX, a veterinary medical device company that develops and manufactures veterinary wound care products. Under the SentrX Agreement, we will in-license the rights to trade secrets and know-how related to the manufacturing of the EyeGate OBG. The SentrX Agreement will enable us to pursue a different vendor with a larger capacity for manufacturing and an FDA-inspected facility for commercialization of a product for human use. Under the SentrX Agreement, we paid SentrX an upfront payment of $250,000. SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified developmental and commercial milestones.

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

Manufacturing

We do not have, and do not intend to establish an in-house manufacturing capability for our products and as a result we will depend heavily on third-party contract manufacturers to produce and package our products. We currently do not have any contractual relationships with third-party manufacturers. We intend to rely on third-party suppliers that we have used in the past for the manufacturing of various components that comprise our EyeGate OBG and other contemplated clinical trials.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors’ establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products currently being used for the indications that we may pursue, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

Our competitors in the treatment of non-infectious anterior uveitis and inflammation post cataract surgery include Durezol® (Novartis AG), Lotemax® (Bausch Health Companies, Inc.), Pred Forte® (Allergan, Inc.) and prednisolone acetate ophthalmic suspension (1%) (Novartis AG). We are not aware of any FDA approved eye drops for the management of re-epithelization of corneal epithelial defects following PRK surgery or for the management of PE. However, a large percentage of patients with PE have dry eye for which Restasis® (Allergan, Inc.) and Xiidra® (Takeda Pharmaceutical Company Ltd.) are competitors for the treatment of dry eye.

Government Regulation

FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Food Drug and Cosmetic Act (“FDCA”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, a clinical hold, warning letters, recall or seizure of products, partial or total suspension of production, withdrawal of the product from the market, injunctions, fines, civil penalties or criminal prosecution.

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

Section 505(b)(2) of the FDCA enables an applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its NDA. Using this approval pathway may allow us to rely in part on information in the public domain to support the safety and effectiveness of our products. The FDA may also require sponsors to perform additional clinical trials, measurements, or other types of studies or assessments (e.g., bridging studies) to support any change from the previously approved product. The review process is lengthy and often difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA or an approved letter following satisfactory completion of all aspects of the review process. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured.

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

If the 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the owner of the referenced NDA for the previously approved product and relevant patent holders within 20 days after the 505(b)(2) NDA has been accepted for submission by the FDA. The NDA and patent holders may then initiate a patent infringement suit against the 505(b)(2) applicant. Under the FDCA, the filing of a patent infringement lawsuit within 45 days of receipt of the notification regarding a Paragraph IV certification automatically prevents the FDA from approving the Section 505(b)(2) NDA for 30 months, or until a court deems the patent unenforceable, invalid or not infringed, whichever is earlier. Moreover, in cases where a 505(b)(2) application containing a Paragraph IV certification is submitted during a previously approved drug’s five-year exclusivity period, the 30-month period is automatically extended to prevent approval of the 505(b)(2) application until the date that is seven and one-half years after approval of the previously approved reference product. The court also has the ability to shorten or lengthen either the 30-month or the seven and one-half year period if either party is found not to be reasonably cooperating in expediting the litigation. Thus, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its product only to be subject to significant delay and patent litigation before its product may be commercialized. Alternatively, if the NDA applicant or relevant patent holder does not file a patent infringement lawsuit within the specified 45-day period, the 30-month stay will not prevent approval of the 505(b)(2) application.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and generally require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

Manufacturing Requirements

We and our third-party manufacturers must comply with applicable FDA regulations relating to FDA’s cGMP regulations. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, extensive records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and our third-party manufacturers and certain key component suppliers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including untitled letters, warning letters, determinations of product adulteration, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval. Such perceived problems concerning safety or efficacy may arise in the context of clinical studies continued as a result of our post-marketing obligations, reports we or FDA receive from patients and healthcare providers, or literature published by third parties regarding our products or similar products.

Third Party Payor Coverage and Reimbursement

Reimbursement is expected to use standard approaches for Ophthalmology. The commercial success of our EyeGate OBG and EGP-437 Combination Product and, if and when commercialized, our other product candidates will depend, in part, upon the availability of coverage and reimbursement from third party payors at the federal, state and private levels, including U.S. Government payor programs, such as Medicare and Medicaid, private health care insurance companies and managed care plans that have attempted to control costs by limiting coverage and the amount of reimbursement for particular procedures or drug treatments. The U.S. Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. Ongoing federal and state government initiatives directed at lowering the total cost of health care will likely continue to focus on healthcare reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid payment systems.

We expect that the pharmaceutical industry will continue to experience pricing pressures due to these initiatives and the trend toward managed healthcare and the increasing influence of managed care organizations. Our results of operations could be adversely affected by current and future healthcare reforms.

Some third-party payors also require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers that use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our EyeGate OBG and EGP-437 Combination Product and operate profitably.

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

Employees

As of December 31, 2018, we had eleven full time employees.

Business Segment and Geographical Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. We view our operations and manage our business in one operating segment. We operate in one geographic segment (research and development).

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

Since inception, we have incurred significant operating losses. Our net loss was approximately $10.8 million for the year ended December 31, 2018, $13.2 million for the year ended December 31, 2017 and $93.2 million from the period of inception (December 26, 2004) through December 31, 2018. To date, we have financed our operations primarily through private placements of our preferred stock and convertible promissory notes, public offerings of our common stock, and payments from our license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2008, clinical trials. We are still in the development stage of our product candidates and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our recurring losses from operations have caused management to determine there is substantial doubt regarding our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty.

We anticipate that our expenses will continue to be significant with the clinical trials for the ongoing development of our EyeGate OBG product.

Our expenses will also increase if and as we:

•	seek marketing approval for EyeGate OBG, whether alone or in collaboration with third parties;

•	continue the research and development of our other product candidates, including EGP-437 Combination Product;

•	seek to develop additional product candidates;

•	in-license or acquire the rights to other products, product candidates or technologies for the treatment of ophthalmic diseases;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•	establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific and management personnel;

•	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and planned future commercialization efforts and our operations as a public company; and

•	increase our insurance coverage as we expand our clinical trials and commence commercialization of EyeGate OBG.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if:

•	we are required by the U.S. FDA or foreign equivalents to perform studies or clinical trials in addition to those currently expected; and

•	there are any delays in enrollment of patients in or completing our clinical trials or the development of EyeGate OBG, the EGP-437 Combination Product or any other product candidates that we may develop.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize EyeGate OBG, the EGP-437 Combination Product or other product candidates that we may develop, which may never occur. This will require us to be successful in a range of challenging activities, including:

•	establishing collaboration, distribution or other marketing arrangements with third parties to commercialize EyeGate OBG in markets outside the U.S.;

•	achieving an adequate level of market acceptance of our product candidates;

•	protecting our rights to our intellectual property portfolio related to our product candidates; and

•	ensuring the manufacture of commercial quantities of EyeGate OBG.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly continuing the clinical development of our EyeGate OBG product. In the future, we expect to raise additional financial resources for the continued clinical development of EyeGate OBG, and other product candidates we may develop. In addition, if we obtain regulatory approval for any of our product candidates, we would need to devote substantial financial resources to commercialization efforts, including product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

As of December 31, 2018, we had cash and cash equivalents of $8.0 million. We believe we will have sufficient cash to fund planned operations through February 28, 2020, however, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we completed our initial public offering, our August 2015 follow-on public offering, our June 2016 registered direct offering, sales under the ATM Agreement, and our June 2017 and April 2018 follow-on public offerings, additional capital may not be available on terms favorable to us, if at all. Accordingly, no assurances can be given that management will be successful in these endeavors. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. Our commercial revenues, if any, will be derived from sales of EyeGate OBG or any other products that we successfully develop, none of which we expect to be commercially available for several years, if at all. In addition, if approved, EyeGate OBG or any other product candidate that we develop or any product that we in-license may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

We are a clinical-stage company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials of EyeGate OBG, as well as the EGP-437 Combination Product. We have not yet demonstrated our ability to successfully complete development of a product candidate, obtain marketing approvals, manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization.

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

Risks Related to the Discovery and Development of Our Product Candidates

We depend heavily on the success of EyeGate OBG. If we are unable to successfully obtain marketing approval for EyeGate OBG, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize EyeGate OBG, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of EyeGate OBG. There remains a significant risk that we will fail to successfully develop EyeGate OBG.

In 2017, we completed the first in-human trial of EyeGate OBG evaluating the ability of EyeGate OBG to manage ocular surface re-epithelialization following PRK surgery. In 2018, we completed the second clinical trial for PRK surgery, as well as the first clinical trial focused on treating patients with PE. Based on positive results from these studies, we filed a pre-submission meeting request and are scheduled to meet with the U.S. FDA in the first quarter of 2019 to discuss our de novo application strategy for the OBG product, which will cover the clinical plan, data to date, and potential submission timelines.

We cannot accurately predict when or if EyeGate OBG will prove effective or safe in humans or whether it will receive marketing approval. Our ability to generate product revenues, which may never occur, will depend heavily on our obtaining marketing approval for and commercializing EyeGate OBG.

The success of EyeGate OBG will depend on several factors, including the following:

•	obtaining favorable results from any subsequent pivotal trial of EyeGate OBG;

•	applying for and receiving marketing approvals from applicable regulatory authorities for EyeGate OBG;

•	making arrangements with third-party manufacturers for commercial quantities of EyeGate OBG and receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities;

•	establishing sales, marketing and distribution capabilities and launching commercial sales of EyeGate OBG, if and when approved, whether alone or in collaboration with others;

•	acceptance of EyeGate OBG, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies, including the existing standard of care;

•	maintaining a continued acceptable safety profile of EyeGate OBG following approval;

•	obtaining and maintaining coverage and adequate reimbursement from third-party payors;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and

•	protecting our rights in our intellectual property portfolio related to EyeGate OBG.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize EyeGate OBG, which would materially harm our business.

If clinical trials of EyeGate OBG or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be delayed or unable to complete, the development and commercialization of EyeGate OBG or any other product candidate.

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, including EyeGate OBG, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize EyeGate OBG or any other product candidates that we may develop, including:

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

We may not be able to initiate or continue clinical trials for EyeGate OBG or our other product candidates that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. In addition, some of our competitors may have ongoing clinical trials for product candidates that treat the same indications as EyeGate OBG, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

If EyeGate OBG or any of our other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or early stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound.

We may not be successful in our efforts to use our EyeGate® II Delivery System or platform to build a pipeline of product candidates.

A key element of our strategy to date has been to use our proprietary EyeGate® II Delivery System or platform to rationally design, engineer and generate a pipeline of products and progress these therapies through clinical development for the treatment of a variety of ophthalmic diseases. Our research and development efforts to date have resulted in a pipeline of additional product candidates directed at the treatment of ophthalmic diseases. These and any other potential product candidates that we identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize our product candidates that we develop based upon our technological approach, we will not be able to obtain product revenues in future periods.

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

Risks Related to the Commercialization of Our Product Candidates

Even if EyeGate OBG or any other product candidate that we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for EyeGate OBG may be smaller than we estimate.

If EyeGate OBG or any other product candidate that we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community.

Current treatment or standard of care post PRK surgery is a BCL, such as the Acuvue Oasys® (Johnson & Johnson Vision Care, Inc.), along with a variety of topical antibiotics and anti-inflammatories, which are available from several suppliers. BCL as treatments post PRK surgery are well established in the medical community, and doctors may continue to rely on these treatments rather than the EyeGate OBG Product, if and when it is cleared for marketing by the FDA.

Our assessment of the potential market opportunity for EyeGate OBG is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. If the actual market for EyeGate OBG is smaller than we expect, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

If we are unable to establish sales, marketing and distribution capabilities, we may not be successful in EyeGate OBG or any other product candidates that we may develop if and when they are approved.

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

Factors that may inhibit our efforts to commercialize EyeGate OBG or any other product candidates on our own include:

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

We expect to enter into arrangements with third parties to perform consulting, sales, marketing and distribution services in markets outside the U.S. We may also enter into arrangements with third parties to perform these services in the U.S. if we do not establish our own sales, marketing and distribution capabilities in the U.S. or if we determine that such third-party arrangements are otherwise beneficial. Our product revenues and our profitability, if any, under any such third-party sales, marketing or distribution arrangements are likely to be lower than if we were to market, sell and distribute EyeGate OBG or any other product candidates that we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute the EyeGate OBG product or any other product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market EyeGate OBG or our other product candidates effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing EyeGate OBG or any other product candidates that we may develop.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to EyeGate OBG and our other current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Current treatment or standard of care post PRK surgery is a BCL, such as the Acuvue Oasys® (Johnson & Johnson Vision Care, Inc.) along with a variety of topical antibiotics and anti-inflammatories, which are available from several suppliers.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than EyeGate OBG or other product candidates that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

In addition, our ability to compete may be affected in many cases by insurers or other third-party payors, particularly Medicare, seeking to encourage the use of generic products. Generic products are currently being used for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If EyeGate OBG or any other product candidate that we may develop achieves marketing approval, we expect that it will be priced at a premium over competitive products.

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

Even if we are able to commercialize EyeGate OBG or any other product candidate that we may develop, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.

Our ability to commercialize EyeGate OBG or any other product candidates that we may develop successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for EyeGate OBG or any other product that we commercialize and, even if they are available, the level of reimbursement may not be satisfactory.

Inadequate reimbursement may adversely affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize EyeGate OBG or any other product candidate for which we obtain marketing approval.

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

We face an inherent risk of product liability exposure related to the use of EyeGate OBG and any other product candidates that we develop in human clinical trials and will face an even greater risk if we commercially sell any products that we develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

While we obtain insurance for each clinical trial we perform, we may not be adequately insured to cover all liabilities that we may incur. We will need to increase our insurance coverage as we expand our clinical trials. We will need to further increase our insurance coverage if we commence commercialization of EyeGate OBG or any other product candidate that receives marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Dependence on Third Parties

We may enter into collaborations with other third parties for the development or commercialization of our product candidates, including EyeGate OBG. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize EyeGate OBG in markets outside the U.S. We also may enter into arrangements with third parties to perform these services in the U.S. if we do not establish our own sales, marketing and distribution capabilities in the U.S. or if we determine that such third-party arrangements are otherwise beneficial. We also may seek third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. To date, the only agreements we have entered into are our BHC Licensing Agreements, which we have received a notice of termination from BHC to terminate these agreements effective March 14, 2019. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

We have relied on third parties, such as contract research organizations (“CROs”) to conduct our completed trials of EyeGate OBG and our other product candidates, and do not plan to independently conduct clinical trials of EyeGate OBG or other product candidates that we may develop. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

We contract with third parties for the manufacture of EyeGate OBG for clinical trials and expect to continue to do so in connection with the commercialization of EyeGate OBG, and for clinical trials and commercialization of any other product candidates that we may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of EyeGate OBG or any other of our product candidates. We rely, and expect to continue to rely, on third parties to manufacture clinical and commercial supplies of EyeGate OBG, preclinical and clinical supplies of our other product candidates that we may develop, and commercial supplies of products if and when any of our product candidates receives marketing approval. Our current and anticipated future dependence upon others for the manufacture of EyeGate OBG and any other product candidate or product that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.

We currently rely exclusively on third-party manufacturers to assemble and prepare EyeGate OBG on a purchase order basis. We do not currently have any contractual commitments for commercial supply of bulk drug substance for EyeGate OBG, or fill-finish services. We also do not currently have arrangements in place for redundant supply or a second source for bulk drug substance for EyeGate OBG, or for fill-finish services. The prices at which we are able to obtain supplies of EyeGate OBG and fill-finish services may vary substantially over time and adversely affect our financial results.

If our third-party manufacturers for EyeGate OBG fail to fulfill our purchase orders or should become unavailable to us for any reason, we believe that there are a limited number of potential replacement manufacturers, and we likely would incur added costs and delays in identifying or qualifying such replacements. We could also incur additional costs and delays in identifying or qualifying a replacement manufacturer for fill-finish services if our existing third-party manufacturer should become unavailable for any reason. We may be unable to establish any agreements with such replacement manufacturers or to do so on acceptable terms. Even if we could transfer manufacturing to a different third party, the shift would likely be expensive and time consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need FDA approval before using or selling any products manufactured at that facility.

In connection with our application for a license to market EyeGate OBG or other product candidates in the U.S., we may be required to conduct a comparability study if the product we intend to market is supplied by a manufacturer different from the one who supplied the product evaluated in our clinical studies. Delays in designing and completing this study to the satisfaction of the FDA could delay or preclude our development and commercialization plans and thereby limit our revenues and growth.

Reliance on third-party manufacturers entails additional risks, including:

•	EyeGate OBG and any other product candidates that we may develop may compete with other product candidates and products for access to a limited number of suitable manufacturing facilities that operate under current good manufacturing practices (“cGMP”) regulations;

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the medical device, biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office. The risks of being involved in such litigation and proceedings may increase as our product candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. We may not be aware of all such intellectual property rights potentially relating to our product candidates and their uses. Thus, we do not know with certainty that EyeGate OBG, the EGP-437 Combination Product, or any other product candidate, or our commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property.

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

We are party to licensing agreements that impose, and, for a variety of purposes, we will likely enter into additional licensing and funding arrangements with third parties that may impose, diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us. Under certain of our existing licensing agreements, we are obligated to pay royalties or make specified milestone payments on net product sales to the extent they are covered by the agreements. We also are obligated under certain of our existing license agreements to pay maintenance and other fees. We also have diligence and development obligations under certain of those agreements that we are required to satisfy. If we fail to comply with our obligations under current or future license and collaboration agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could diminish the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain required regulatory approvals, we will not be able to commercialize EyeGate OBG or any other product candidate that we may develop, and our ability to generate revenue will be materially impaired. The marketing approval process is expensive, time-consuming and uncertain. As a result, we cannot predict when or if we, or any collaborators we may have in the future, will obtain marketing approval to commercialize EyeGate OBG or any other product candidate.

The activities associated with the development and commercialization of our product candidates, including EyeGate OBG, including design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and similar regulatory authorities outside the U.S. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market EyeGate OBG or any other product candidate from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs and consultants to assist us in this process.

The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive and may take many years, especially if additional clinical trials are required, if approval is obtained at all. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity and potency. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that EyeGate OBG or any other product candidate that we may develop is not safe, effective or pure, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

The regulatory process can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell EyeGate OBG and any other product candidate that we may develop in other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be sold in that country. We or these third parties may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Even if we, or any collaborators we may have in the future, obtain marketing approvals for EyeGate OBG or our other product candidates, the terms of those approvals, ongoing regulations and post-marketing restrictions may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any collaborators we may have in the future, must therefore comply with requirements concerning advertising and promotion for any of our products for which we or they obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, if EyeGate OBG or any other product candidate that we may develop receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales of the product.

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidates, including EyeGate OBG, for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could affect our ability to profitably sell or commercialize any product candidate, including EyeGate OBG, for which we obtain marketing approval or that we may in-license. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product.

In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) changed the way Medicare covers and pays for pharmaceutical products. Cost reduction initiatives and other provisions of this legislation could limit coverage of and reduce the price that we receive for any approved products. While the MMA applies only to product benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA or other healthcare reform measures may result in a similar reduction in payments from private payors.

In March 2010, former President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively “PPACA”). Among the provisions of PPACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any of our product candidates and that are approved for sale, are the following:

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

If we expand our operations outside of the U.S., we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

We are highly dependent on the research and development, clinical and business development expertise of Stephen From, our President and Chief Executive Officer, the financial expertise of Sarah Romano, our Chief Financial Officer, as well as the other principal members of our management, scientific and clinical team and a number of third-party consultants. Although we have entered into an employment agreement with Mr. From and an offer letter with Ms. Romano, either of them may terminate his or her employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Risks Related to Our Common Stock

Our principal stockholder holds a significant percentage of voting power and will be able to exert significant control over us.

Armistice Capital Master Fund Ltd. (the “Master Fund”), an entity affiliated with Steve J. Boyd, a member of our board of directors and over which Mr. Boyd holds voting and investment power, hold shares of common stock that represent approximately 39% of all outstanding voting power, and as such may significantly influence the results of matters voted on by the Company’s shareholders. The Master Fund additionally holds 4,092 shares of Series C Preferred Stock that are convertible into 12,787,500 shares of common stock and warrants to purchase 24,031,250 shares of common stock, subject to a blocker provision that prevents the Master Fund from converting or exercising such shares or warrants to the extent it would result in the Master Fund beneficially owning more than 4.99% of shares of our common stock. The interests of the Master Fund and Mr. Boyd may conflict with your interests. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

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

Our stock price may be volatile. The stock market in general and the market for smaller specialty pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such shares. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	results of clinical trials of EyeGate OBG or any other product candidate that we may develop;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the U.S. and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key scientific or management personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional products, product candidates or technologies for the treatment of ophthalmic diseases, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize EyeGate OBG. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

We have received notices from NASDAQ of non-compliance with its minimum bid price rules.

On March 20, 2018, we received a written notification (the “Notice Letter”) from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price for our Common Stock was below the $1.00 per share requirement for the last 30 consecutive business days. The Notice Letter stated that we have 180 calendar days, or until September 17, 2018 (the “Initial Compliance Period”), to regain compliance with the minimum bid price requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our Common Stock is at least $1.00 for a minimum of 10 consecutive business days. We did not achieve compliance with the minimum bid price requirement by the end of the Initial Compliance Period, however, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), on the last day of the Initial Compliance Period we filed for extension and were granted a second 180-day compliance period, or until March 18, 2019, to regain compliance.

In the event that we do not regain compliance with Listing Rule 5550(a)(2) prior to the expiration of the compliance period, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable NASDAQ Listing Rules. A delisting of our common stock would have an adverse effect on the market liquidity of our common stock and, as a result, the market price for our common stock could become more volatile. Further, a delisting also could make it more difficult for us to raise additional capital.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2018, we had federal net operating loss carryforwards of approximately $52.0 million, state net operating loss carryforwards of approximately $35.8 million and aggregate federal and state research and development tax credit carryforwards of approximately $1.7 million and $0.5 million, respectively, available to reduce future taxable income. These federal and state net operating loss carryforwards and federal and state tax credit carryforwards will expire at various dates through 2038, if not utilized. Federal net operating loss generated as of December 31, 2017 will carry-forward until 2037 and net operating loss generated during the year ended December 31, 2018 and later will be carried forward indefinitely until utilized. Utilization of these net operating loss and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. Under Section 382 of the Code and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. We have not completed a study to determine whether our initial public offering, our registered direct offering, our follow-on public offerings, and other transactions that have occurred over the past three years may have triggered an ownership change limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change net operating loss and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us. In addition, the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017 limits the amount of net operating losses that we are permitted to deduct in any taxable year to 80% of our taxable income in such year. The TCJA also eliminates the ability to carry back net operating losses to prior years, but allows net operating losses generated after 2017 to be carried forward indefinitely. As such, there is a risk that due to such items, our existing net operating losses could expire or be unavailable to offset future income.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may remain an emerging growth company for up to five years following the end of the fiscal year during which we first sold common equity securities under an effective registration statement, which period for us would end on December 31, 2020. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We continue to evaluate these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain either a non-accelerated filer and/or an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we engaged in a process to document and evaluate our internal control over financial reporting. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Market Information

Our common stock began trading on the OTCQB Venture Marketplace on February 13, 2015 in connection with our initial public offering and currently trades under the symbol “EYEG.” Prior to that time, there was no established public trading market for our common stock. On July 31, 2015, our Common Stock and Warrants issued in our follow-on offering, which closed on August 5, 2015, began trading on The NASDAQ Capital Market under the symbols “EYEG” and “EYEGW,” respectively. In connection with this listing, the Common Stock ceased being quoted on the OTCQB Venture Marketplace.

There were 50 holders of record of our common stock as of February 27, 2019. This number does not include beneficial owners whose shares were held in street name.

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

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 22 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Annual Report on Form 10-K.

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

Our first CMHA-S-based product candidate, EyeGate OBG, is a topically applied 0.75% CMHA-S eye drop formulation that has completed three in-man clinical trials. We announced positive topline data from the initial trial and follow-on trial evaluating the ability of EyeGate OBG to manage ocular surface re-epithelialization following photorefractive keratectomy (“PRK”) surgery. We also announced positive topline data from our first clinical trial focused on treating patients with punctate epitheliopathies (“PE”). The EyeGate OBG eye drop creates a thin, durable and protective coating to the damaged surface of the eye, serving to facilitate and manage corneal re-epithelization. The EyeGate OBG is intended for the protection of the ocular surface and the management of corneal epithelial wounds, defects, and epitheliopathies.

Preclinical studies suggest that the specific CMHA-S chemical modification comprising the EyeGate OBG creates a favorable set of attributes, including prolonged retention time on the ocular surface, and a smooth continuous clear barrier without blur that can minimize mechanical lid friction, reduce repeat injury, and mechanically protect the ocular surface, allowing for the management of corneal re-epithelization. The gel is presently available commercially as a veterinary device indicated for use in the management of superficial corneal ulcers. Manufactured by SentrX Animal Care and sold in the U.S. by Bayer Animal Health as Remend® Corneal Repair, the product has been used successfully for more than five years in dogs, cats and horses, without adverse effects. The composition of the veterinary product is identical to that of the EyeGate OBG. We have obtained a license from BioTime, Inc. for the exclusive worldwide right to commercialize CMHA-S for ophthalmic treatments in humans. We paid BioTime $50,000 and are required to pay an annual fee of $30,000 and royalties to BioTime based on revenue relating to any product incorporating the CMHA-S technology. Our license agreement expires when patent protection for the CMHA-S technology lapses, which is expected to occur in the U.S. in 2028. We do not have the rights to the CMHA-S platform for animal health or veterinary medicine.

EyeGate OBG is being developed pursuant to a de novo 510(k) regulatory pathway for devices submitted for marketing clearance to the U.S. Food and Drug Administration (“FDA”). We plan to develop EyeGate OBG for two indications, management of corneal re-epithelization post PRK surgery and for evaluating the potential to help clinicians better manage patients with PE due to pathologies such as dry eye. We believe that EyeGate OBG is the first and only eye drop being developed in the U.S. to target the management of corneal re-epithelization.

In addition, we have been developing EGP-437, which incorporates a reformulated topically active corticosteroid, Dexamethasone Phosphate, that is delivered into the ocular tissues through our proprietary innovative drug delivery system, the EyeGate® II Delivery System. EGP-437 is being developed under the 505(b)(2) New Drug Application (“NDA”) regulatory pathway for drugs submitted for approval to the U.S. Food and Drug Administration, or FDA, which enables an applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its NDA.

We have been developing EGP-437 for the treatment of various inflammatory conditions of the eye, including the treatment of ocular inflammation and pain in post-surgical cataract patients and anterior uveitis, a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body. We announced topline data for the Phase 2b cataract surgery trial in the first quarter of 2018 and although EGP-437 demonstrated a higher rate of success compared to vehicle at all time points, the co-primary endpoints of proportion of subjects with an ACC count of zero and Day 7 and the proportion of subjects with a pain score of zero at Day 1 did not show statistical significance. Additionally, we announced topline date for the confirmatory Phase 3 uveitis trial in the third quarter of 2018 and although EGP-437 showed clinical efficacy, defined as a reduction in ACC score throughout the study, it did not demonstrate non-inferiority to the prednisolone acetate ophthalmic solution control group. We will continue to review the data and will be assessing our strategic options for EGP-437 going forward.

We entered into two exclusive global license agreements with a subsidiary of Bausch Health Companies, Inc. (“BHC”) for our EyeGate® II Delivery System and EGP-437 Combination Product in the fields of anterior uveitis and for the treatment of post-operative ocular inflammation and pain in ocular surgery patients. On December 14, 2018, we received a notice of termination from BHC notifying us that BHC will voluntarily terminate these license agreements effective March 14, 2019, reinstating to us all of the rights and privileges of the EGP-437 platform.

On March 20, 2018, we received a written notification (the “Notice Letter”) from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price for our Common Stock was below the $1.00 per share requirement for the last 30 consecutive business days. The Notice Letter stated that we have 180 calendar days, or until September 17, 2018 (the “Initial Compliance Period”), to regain compliance with the minimum bid price requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our Common Stock is at least $1.00 for a minimum of 10 consecutive business days. We did not achieve compliance with the minimum bid price requirement by the end of the Initial Compliance Period, however, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), on the last day of the Initial Compliance Period we filed for extension and were granted a second 180-day compliance period, or until March 18, 2019, to regain compliance.

Throughout our history, we have not generated significant revenue. We have never been profitable, and from inception through December 31, 2018, our losses from operations have aggregated $93.2 million. Our Net Loss was approximately $10.8 million and $13.2 million for the twelve months ended December 31, 2018 and 2017, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our EyeGate OBG, our lead product candidate for corneal epithelial defects, and any other product candidates we advance to clinical development. If we obtain regulatory approval for EyeGate OBG, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of EyeGate OBG including sales, marketing and distribution functions.

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

Financial Overview

Revenues

To date, we have recognized Collaboration Revenue from several U.S. government grants made to Jade for ocular therapeutic research (collectively, the “U.S. Government Grants”), as well as from BHC as performance obligations toward milestones are met. See Note 2, “Summary of Significant Accounting Policies”. We expect to continue to incur significant operating losses as we fund research and clinical trial activities relating to our ocular therapeutic assets, consisting of our CMHA-S-based products, or any other product candidate that we may develop. There can be no guarantee that the losses incurred to fund these activities will succeed in generating revenue.

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

Substantially all of our research and development expenses to date have been incurred in connection with our EyeGate OBG and EGP-437 Combination Product. We expect our research and development expenses to increase for the near future as we advance EyeGate OBG and any other product candidate through clinical development, including the conduct of our planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our EyeGate OBG and any other product candidate that we may develop. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Under ASU No. 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and the right-to-use assets, which are asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. We did not early adopt this standard and currently have leases (see Note 12) that will be in place at the effective date. We have evaluated the effect of the new guidance and will adopt the new standard effective January 1, 2019 using the modified retrospective method and expect to record right-of-use leased assets and corresponding liabilities of approximately $0.137 million at the beginning of the first quarter of 2019.

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other, which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The new standard is effective for us on January 1, 2020. The new standard is required to be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. We did not early adopt ASU No. 2017-04 prior to our December 2017 impairment evaluation and are evaluating the effect that ASU No. 2017-04 will have on our Consolidated Financial Statements and related disclosures.

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

Other Information

Net Operating Loss Carryforwards

As of December 31, 2018, we have federal and state income tax net operating loss (“NOL”) carryovers of approximately $52.0 million and $35.8 million, respectively. Federal NOL carryovers as of December 31, 2017 and state NOL carryovers as of December 31, 2018 will expire at various dates through 2038. Federal NOL carryovers generated during the year ended December 31, 2018 will be carried forward indefinitely. As of December 31, 2018 we also have federal, state and foreign research and development tax credit carryforwards of approximately $1.7 million, $0.5 million, and $25,000, respectively, to offset future income taxes, which expire at various times through 2038.

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

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

The following table summarizes the results of our operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
Collaboration Revenue	$1,652,520	$407,518	$1,245,002
Operating Expenses:
Research and Development	8,055,763	10,330,349	(2,274,586)
General and Administrative	4,441,458	4,636,408	(194,950)
Total Operating Expenses	12,497,221	14,966,757	(2,469,536)
Other Income (Expense), Net	119,323	(651)	119,974
Loss Before Income Tax (Expense) Benefit	10,725,378	14,559,890	(3,834,512)
Income Tax (Expense) Benefit	(86,045)	1,341,973	(1,428,018)
Net Loss	$(10,811,423)	$(13,217,917)	$2,406,494

Collaboration Revenue. Collaboration Revenue was $1.653 million for the year ended December 31, 2018, compared to $0.408 million for the year ended December 31, 2017. The revenue generated in 2018 related to the BHC milestone payments earned, while the revenue generated in 2017 related to the U.S. Government Grants. The revenue recognized for the year ended December 31, 2018 includes revenue recognized under the new standard for revenue recognition, while the revenue recognized for the year ended December 31, 2017 includes revenue recognized under the prior standard for revenue recognition. As a result of adopting the new standard, $1.653 million of additional revenue was recognized during the year ended December 31, 2018.

Research and Development Expenses.  Research and Development Expenses were $8.056 million for the year ended December 31, 2018 compared to $10.330 million for the year ended December 31, 2017. The decrease of $2.275 million was primarily due decreases in clinical activity for EGP-437 trials for the treatments of post cataract surgery inflammation and pain, as well as anterior uveitis; chemistry manufacturing and controls (“CMC”) work related to EyeGate OBG; and commercial generator and research related activity. These decreases were partially offset by increases in CMC work related to EGP-437 and OBG clinical trials for the indications of PRK surgery and PE.

General and Administrative Expenses.  General and Administrative Expenses were $4.441 million for the year ended December 31, 2018, compared to $4.636 million for the year ended December 31, 2017. The decrease of $0.195 million was mainly due to decreases in corporate and personnel-related costs, partially offset by an increase in professional fees for legal and corporate communications.

Income Tax (Expense) Benefit. Income Tax (Expense) Benefit was ($0.086) million for the year ended December 31, 2018, compared to $1.342 million for the year ended December 31, 2017. The decrease of $1.428 million was due to the 2017 partial release of our valuation allowance against our previously recorded deferred tax assets as a result of the impact of the Tax Cuts and Jobs Act where future reversals of deductible temporary differences, such as those from our indefinite-lived in-process research and development, can offset taxable temporary differences from future net operating loss carryforwards due to their indefinite carryforward period under the new tax law.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from four registered offerings of our Common Stock and Convertible Preferred Stock, payments from our BHC License Agreements and the U.S. Government Grants, and sales through our At The Market Offering Agreement. From inception through December 31, 2018, we have raised a total of approximately $94.6 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $14.9 million in payments received under our license agreements and U.S. Government Grants.

On February 21, 2017, we received the initial $4.0 million upfront payment from BHC as provided under the New BHC Agreement related to our EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients. Through December 31, 2018, we have received cash payments of $13.8 million under the BHC Agreements, which are presented as Collaboration Revenue on our Consolidated Statement of Operations and Comprehensive Loss, or Deferred or Unbilled Revenue on our Consolidated Balance Sheet. Additionally, on January 1, 2018, $9.5 million was recorded as a reduction to our opening accumulated deficit balance on our Consolidated Balance Sheet after adopting the new revenue recognition guidance.

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

On June 14, 2017, we completed a public offering of 5,336,667 shares of Common Stock and 1,995 shares of Series B Preferred Stock (convertible into 1,330,000 shares of Common Stock), along with warrants to purchase 6,666,667 shares of Common Stock. The offering was priced at $1.50 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series B Convertible Preferred Stock) and warrant. The total net proceeds to us from this offering, after deducting the placement agent fees and offering expenses, were approximately $8.8 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series B Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $1.50 per share, which in aggregate represented warrants to purchase 6,666,667 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on June 14, 2022, five years following the date of issuance. As of December 31, 2018, holders of the Series B Preferred Stock had converted all 1,995 shares of Series B Preferred Stock into an aggregate of 1,330,000 shares of Common Stock.

On April 17, 2018, we completed a public offering of 14,730,000 shares of Common Stock and 6,536.4 shares of Series C Convertible Preferred Stock (convertible into 20,426,250 shares of Common Stock), along with warrants to purchase 35,156,250 shares of Common Stock. The offering was priced at $0.32 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock) and warrant. The total net proceeds to us from the offering, after deducting the placement agent fees and offering expenses, were approximately $10.1 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $0.32 per share, which in aggregate represented warrants to purchase 35,156,250 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on April 17, 2023, five years following the date of issuance. Concurrently with the closing of the public offering, a holder elected to convert 1,400 shares of Series C Convertible Preferred Stock into 4,375,000 shares of Common Stock. Subsequently, on April 18, 2018, April 23, 2018, and April 30, 2018, holders converted 1,044.4 shares of Series C Convertible Preferred stock into 3,263,750 shares of Common Stock.

At December 31, 2018, we had cash and cash equivalents totaling $8,004,237.

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Net Cash Used in Operating Activities	$(10,844,512)	$(6,468,541)
Net Cash Used in Investing Activities	(270,000)	(36,999)
Net Cash Provided by Financing Activities	$11,304,805	$10,671,353

Comparison of Years Ended December 31, 2018 and 2017

Operating Activities.  Net cash used in operating activities was $10.845 million for the year ended December 31, 2018, compared to $6.469 million for the year ended December 31, 2017. The primary use of cash in 2018 was to fund operating losses of $10.811 million. The primary use of cash in 2017 was to fund operating losses of $13.218 million, offset by the positive impact of receiving cash payments from BHC of $8.089 million, as well as from the U.S. Government, some of which is classified as Deferred Revenue on the Consolidated Balance Sheet, and some of which is included in Collaboration Revenue in the Consolidated Statement of Operations and Comprehensive Loss.

Investing Activities. Net cash used in investing activities was $0.270 million for the year ended December 31, 2018, compared to $0.037 million for the year ended December 31, 2017. During the year ended December 31, 2018, we made the upfront payment of $0.250 million under the SentrX agreement and purchased $0.020 million in laboratory equipment. During the year ended December 31, 2017, we purchased $0.037 million in office furniture and leasehold improvements.

Financing Activities. We received $11.305 million in cash from financing activities for the year ended December 31, 2018, compared to $10.671 million for the year ended December 31, 2017. During the year ended December 31, 2018, we received net proceeds of $10.109 million from a stock offering and $1.206 million from the exercise of warrants. During the year ended December 31, 2017, we received net proceeds of $8.765 million from a stock offering, as well as net proceeds of $1.824 million from sales under our ATM Agreement.

Funding Requirements and Other Liquidity Matters

Our CMHA-S-based product pipeline is still in various stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	seek marketing approval for our CMHA-S-based products or any other products that we successfully develop;

•	establish a sales and marketing infrastructure to commercialize our CMHA-S-based products in the United States, if approved; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our Stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a Common Stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including our CMHA-S-based products, the EGP-437 Combination Product, and our or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market the CMHA-S-based products or any other products that we would otherwise prefer to develop and market ourselves.

Based on our cash on hand at December 31, 2018, we believe we will have sufficient cash to fund planned operations through February 28, 2020. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we successfully completed our IPO, a follow-on offering, a registered direct offering, two public offerings, and sales under our at-the-market equity offering, additional capital may not be available on terms favorable to us, if at all. On May 6, 2016, the SEC declared effective our registration statement on Form S-3, registering a total of $100,000,000 of our securities for sale to the public in what is known as a “shelf offering”. We do not know if our future offerings, including offerings pursuant to our shelf registration statement, will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2018, except for operating leases.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018:

	Total	Less Than 1 Year	1-3 Years	3 Years & Thereafter

Leases (1)	$144,292	$144,292	$-	$-
Licensing Agreement (2)	377,500	52,500	90,000	235,000
Total (3)	$521,792	$196,792	$90,000	$235,000

(1)	Lease obligations reflect our obligation to make payments in connection with operating leases for our office space.
(2)	Licensing Agreement obligations represent our commitments under license agreements, including those made by us under our license agreements with the University of Miami School of Medicine, the University of Utah Research Foundation, and BioTime.
(3)	This table does not include (a) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

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

In connection with the preparation of this Annual Report on the Form 10-K, the Company’s Management, under the supervision of, and with the participation of, our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer and our Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

In connection with the preparation of this report, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Additionally, the adoption of ASU 2014-09 does not have a material impact on our internal control over financial accounting and reporting as a result of (i) the adoption, (ii) the implementation on a going forward basis, and (iii) developing information for disclosure. As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

As a smaller reporting company and an “emerging growth company” under the Jumpstart Our Business Startups Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, EisnerAmper LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2018.

(c)	Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2018. Based on that evaluation, management concluded that there were no changes to our internal control over financial accounting and reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2019 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2019 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2019 Annual Meeting of Stockholders.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

EYEGATE PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

EyeGate Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EyeGate Pharmaceuticals, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

New York, New York

March 1, 2019

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$8,004,237	$7,806,029
Prepaid Expenses and Other Current Assets	455,760	629,591
Current Portion of Refundable Tax Credit Receivable	18,436	23,685
Total Current Assets	8,478,433	8,459,305
Property and Equipment, Net	43,518	55,751
Restricted Cash	45,000	45,000
Goodwill	1,525,896	1,525,896
Intangible Assets and In-Process R&D, Net	4,156,064	3,912,314
Other Assets	31,706	307,126
Total Assets	$14,280,617	$14,305,392
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$63,654	$706,089
Accrued Expenses	1,114,728	1,813,847
Deferred Revenue	2,686,000	12,313,600
Total Current Liabilities	3,864,382	14,833,536
Non-Current Liabilities:
Contingent Consideration	1,210,000	1,210,000
Deferred Tax Liability	269,968	183,923
Long-Term Portion of Capital Financing Obligation	-	4,855
Total Non-Current Liabilities	1,479,968	1,398,778
Total Liabilities	5,344,350	16,232,314

Commitments and Contingencies (Note 12)

Stockholders’ Equity (Deficit):
Preferred Stock, $0.01 Par Value: 9,994,184 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively; 10,000 designated Series B, 0 and 600 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively; 10,000 shares designated Series C, 4,092 and 0 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	41	6
Common Stock, $0.01 Par Value: 120,000,000 shares authorized; 43,793,878 shares issued and outstanding at December 31, 2018 and 17,257,255 shares issued and outstanding at December 31, 2017, respectively	437,939	172,573
Additional Paid-In Capital	101,514,154	89,589,681
Accumulated Deficit	(93,150,198)	(91,816,655)
Accumulated Other Comprehensive Income	134,331	127,473
Total Stockholders’ Equity (Deficit)	8,936,267	(1,926,922)
Total Liabilities and Stockholders’ Equity (Deficit)	$14,280,617	$14,305,392

See Accompanying Notes to the Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2018	2017
Collaboration Revenue	$1,652,520	$407,518
Operating Expenses:
Research and Development	8,055,763	10,330,349
General and Administrative	4,441,458	4,636,408
Total Operating Expenses	12,497,221	14,966,757
Other Income (Expense), Net:
Interest Income	120,363	564
Interest Expense	(1,040)	(1,215)
Total Other Income (Expense), Net	119,323	(651)
Loss Before Income Tax (Expense) Benefit	(10,725,378)	(14,559,890)
Income Tax (Expense) Benefit	(86,045)	1,341,973
Net Loss	$(10,811,423)	$(13,217,917)
Net Loss per Common Share - Basic and Diluted	$(0.30)	$(0.93)
Weighted Average Shares Outstanding - Basic and Diluted	35,483,745	14,260,103

Other Comprehensive Loss:
Foreign Currency Translation Adjustments	6,858	7,286
Comprehensive Loss	$(10,804,565)	$(13,210,631)

See Accompanying Notes to the Consolidated Financial Statements.

 EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2018 and 2017

	Series B		Series C
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	-	$-	-	$-

Stock-Based Compensation

Cancellation of Stockholder Note Receivable

Issuance of Common Stock in Offerings, Net of Offering Costs of $1,086,736

Issuance of Series B Preferred Stock, Net of Offering Costs of $246,333	1,995	20

Conversion of Series B Preferred Stock	(1.395)	(14)

Exercise of Common Stock Options

Issuance of Restricted Stock, Net of Cancellations

Issuance of Common Stock from Employee Stock Purchase Plan

Foreign Currency Translation Adjustment

Net Loss

Balance at December 31, 2017	600	$6	-	$-

			Additional	Stockholders’	Accumulated Other		Total Stockholders’
	Common Stock		Paid-In	Notes	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Receivable	Income	Deficit	(Deficit)
Balance at December 31, 2016	10,130,883	$101,309	$78,106,645	$(58,824)	$120,187	$(78,598,738)	$(329,421)

Stock-Based Compensation			870,308				870,308

Cancellation of Stockholder Note Receivable				58,824			58,824

Issuance of Common Stock in Offerings, Net of Offering Costs of $1,086,736	5,978,817	59,788	8,551,895				8,611,683

Issuance of Series B Preferred Stock, Net of Offering Costs of $246,333			1,977,480				1,977,500

Conversion of Series B Preferred Stock	930,000	9,300	(9,286)				-

Exercise of Common Stock Options	61,078	611	40,107				40,718

Issuance of Restricted Stock, Net of Cancellations	103,000	1,030	(1,030)				-

Issuance of Common Stock from Employee Stock Purchase Plan	53,477	535	53,562				54,097

Foreign Currency Translation Adjustment					7,286		7,286

Net Loss						(13,217,917)	(13,217,917)

Balance at December 31, 2017	17,257,255	$172,573	$89,589,681	$-	$127,473	$(91,816,655)	$(1,926,922)

See Accompanying Notes to the Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B		Series C
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	600	$6	-	$-

Cumulative Effect of Change in Accounting Principle (Note 2)

Balance at January 1, 2018	600	6	-	-

Stock-Based Compensation

Issuance of Common Stock in Offerings, Net of Offering Costs of $1,141,238			6,536	65

Conversion of Series B Preferred Stock into Common Stock	(600)	(6)

Conversion of Series C Preferred Stock into Common Stock			(2,444)	(24)

Issuance of Common Shares from Warrant Exercises

Cancellation of Restricted Stock

Foreign Currency Translation Adjustment

Net Loss

Balance at December 31, 2018	-	$-	4,092	$41

				Accumulated
				Other		Total
	Common Stock		Additional Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)

Balance at December 31, 2017	17,257,255	$172,573	$89,589,681	$127,473	$(91,816,655)	$(1,926,922)

Cumulative Effect of Change in Accounting Principle (Note 2)					9,477,880	9,477,880

Balance at January 1, 2018	17,257,255	172,573	89,589,681	127,473	(82,338,775)	7,550,958

Stock-Based Compensation			875,287			875,287

Issuance of Common Stock in Offerings, Net of Offering Costs of $1,141,238	14,730,000	147,300	9,961,397			10,108,762

Conversion of Series B Preferred Stock into Common Stock	400,000	4,000	(3,994)			-

Conversion of Series C Preferred Stock into Common Stock	7,638,750	76,388	(76,364)			-

Issuance of Common Shares from Warrant Exercises	3,768,125	37,681	1,168,144			1,205,825

Cancellation of Restricted Stock	(252)	(3)	3			-

Foreign Currency Translation Adjustment				6,858		6,858

Net Loss					(10,811,423)	(10,811,423)

Balance at December 31, 2018	43,793,878	$437,939	$101,514,154	$134,331	$(93,150,198)	$8,936,267

See Accompanying Notes to the Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Operating Activities
Net Loss	$(10,811,423)	$(13,217,917)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	38,483	19,288
Stock-Based Compensation	875,287	870,308
Loss on Cancellation of Stockholder Note Receivable	-	91,054
Deferred Taxes	86,045	(1,341,973)
Changes in Operating Assets and Liabilities:
License and Grant Receivable	-	37,349
Prepaid Expenses and Other Current Assets	379,609	(447,570)
Refundable Tax Credit Receivable	4,191	(4,907)
Other Assets	69,643	(1,082)
Accounts Payable	(642,435)	(706,039)
Deferred Revenue	540,208	8,088,600
Unbilled Revenue	(689,928)	-
Accrued Expenses	(694,192)	144,348
Net Cash Used in Operating Activities	(10,844,512)	(6,468,541)

Investing Activities:
Purchase of Property and Equipment	(20,000)	(36,999)
Payment Under License Agreement	(250,000)	-
Net Cash Used in Investing Activities	(270,000)	(36,999)

Financing Activities:
Proceeds from Stock Offerings, Net of Offering Costs	10,108,762	10,589,183
Exercise of Common Stock Options	-	40,718
Exercise of Warrants	1,205,825	-
Proceeds from Employee Stock Purchase Plan	-	54,097
Equipment Financing Payments	(9,782)	(12,645)
Net Cash Provided by Financing Activities	11,304,805	10,671,353

Effect of Exchange Rate Changes on Cash	7,915	4,992
Net Increase in Cash	198,208	4,170,805
Cash, Including Restricted Cash, Beginning of Year	7,851,029	3,680,224
Cash, Including Restricted Cash, End of Year	$8,049,237	$7,851,029

See Accompanying Notes to the Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Supplemental Disclosure of Noncash Financing Activities:
Conversion of Preferred Stock into Common Stock	$80,388	$9,300

See Accompanying Notes to the Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

1. Organization, Business, and Liquidity

EyeGate Pharmaceuticals, Inc. (“EyeGate” or the “Company”), a Delaware corporation, began operations in December 2004 and is a clinical-stage specialty pharmaceutical company that is focused on developing and commercializing products for treating diseases and disorders of the eye. The Company accomplishes this by leveraging its two proprietary platform technologies, crosslinked thiolated carboxymethyl hyaluronic acid (“CMHA-S”) and the iontophoresis drug delivery system. The Company’s first platform is for the development of products using CMHA-S, a modified form of the natural polymer hyaluronic acid (“HA”), which is a gel that possesses unique physical and chemical properties such as hydrating and healing properties when applied to the ocular surface. The ability of CMHA-S to adhere longer to the ocular surface, resist degradation and protect the ocular surface makes it well-suited for treating various ocular surface injuries. Secondly, the Company has been developing EGP-437, which incorporates a reformulated topically active corticosteroid, Dexamethasone Phosphate, that is delivered into the ocular tissues through the Company’s proprietary innovative drug delivery system, the EyeGate® II Delivery System.

As of December 31, 2018, there were 43,793,878 shares of Common Stock outstanding, no shares of Series A Preferred Stock outstanding, no shares of Series B Preferred Stock outstanding, and 4,092 shares of Series C Preferred Stock outstanding.

Effective July 31, 2015, the Company’s Common Stock began trading on the Nasdaq Capital Market under the symbol “EYEG”.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Consolidated Financial Statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2018, EyeGate had Cash and Cash Equivalents of $8,004,237, and an Accumulated Deficit of $93,150,198. EyeGate has incurred losses and negative cash flows since inception, and future losses are anticipated. The Company anticipates having sufficient cash to fund planned operations through February 28, 2020, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although historically the Company has been successful at raising capital, additional capital may not be available on terms favorable to EyeGate, if at all. On May 6, 2016, the SEC declared effective EyeGate’s registration statement on Form S-3, registering a total of $100,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings, including offerings pursuant to its shelf registration statement, will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries, EyeGate Pharma S.A.S. and Jade Therapeutics, Inc. (“Jade”) (effective March 7, 2016 when the Company acquired all of the capital stock of Jade), collectively referred to as “the Company”. All inter-company balances and transactions have been eliminated in consolidation. These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with maturity of 90 days or less when acquired that are not restricted as to withdrawal, to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. The Company invests its cash in either U.S. government or treasury money market funds with maturities of 90 days or less. As of December 31, 2018 and 2017, the Company has classified $45,000 and $45,000 as restricted cash, respectively.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful life of 2 to 5 years for all assets. Maintenance and repair costs are expensed as incurred. The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable and recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

2. Summary of Significant Accounting Policies - (continued)

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of and considers whether long-lived assets held for use have been impaired whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable, or that the period of their recovery may have changed. Management makes significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity in order to test for impairment. Management reports those long-lived assets to be disposed of and assets held for sale at the lower of carrying amount or fair value less cost to sell. Based on current facts, estimates and assumptions, management believes that no assets are impaired at December 31, 2018. There is no assurance that management’s estimates and assumptions will not change in future periods.

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

Goodwill

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. Goodwill at December 31, 2018 was $1,525,896, which solely consists of the goodwill acquired in the acquisition of Jade. Goodwill is not amortized and is tested for impairment on an annual basis in the fourth quarter of each fiscal year and whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed qualitative impairment evaluations on its goodwill as of December 31, 2018 and determined that there were no indications that goodwill was impaired.

In-Process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At December 31, 2018 there is $3,912,314 of in-process R&D, as part of intangible asset and in-process R&D on the Consolidated Balance Sheet.

Intangible Assets

The Company records intangible assets acquired in asset acquisitions of proprietary technology. The Company capitalizes intangible assets, amortizes them over the estimated useful life, and periodically evaluates the assets for impairment. At December 31, 2018 there is $243,750 of net intangible assets, as part of intangible assets and in-process R&D, net on the Consolidated Balance Sheet.

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

December 31, 2018

2. Summary of Significant Accounting Policies - (continued)

Business Segment and Geographical Information

The Company identifies operating segments as components of the enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as fully integrated and operating in one business segment (research and development), and the Company operates in one geographic segment.

Income Taxes

The Company will record a deferred income tax asset and liability for the expected future income tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements and income tax returns. The Company will record a deferred income tax asset and liability based on differences between the financial statement carrying, or “book”, amounts of assets and liabilities, and the tax bases of the assets and liabilities using the enacted income tax regulations in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred income tax asset will be recorded if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. As of December 31, 2018 and 2017, all of the Company’s net deferred income tax assets were subject to a full valuation allowance. As of December 31, 2018 and 2017, the Company has a net deferred tax liability of $269,968 and $183,923, respectively.

The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. As of December 31, 2018, the Company had no unrecognized uncertain income tax positions.

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

December 31, 2018

2. Summary of Significant Accounting Policies - (continued)

Comprehensive Loss

Comprehensive loss is defined as the change in stockholders’ equity (deficit) during a period from transactions, and other events and circumstances from non-owner sources. The foreign currency translation adjustments are the Company’s only component of other comprehensive loss.

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

Net Loss per Share - Basic and Diluted

The computation of Net Loss per Common Share - Basic and Diluted, is based on the weighted-average number of shares outstanding Common Stock.

In computing diluted loss per share, no effect has been given to the shares of Common Stock issuable upon the conversion or exercise of the following dilutive securities as the Company’s net loss would make the effect anti-dilutive.

	December 31, 2018	December 31, 2017
Common Stock Warrants	40,844,086	9,455,961
Employee Stock Options	2,076,153	1,893,003
Preferred Stock	12,787,500	400,000
Total Shares of Common Stock Issuable	55,707,739	11,748,964

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

2. Summary of Significant Accounting Policies - (continued)

Related-Party Transactions

The Company has entered into certain related-party transactions, making payments for services to two vendors, thirteen consultants and two public universities, all of whom also are stockholders of the Company. These transactions generally are ones that involve a stockholder or option holder of the Company to whom we also make payments during the year, typically as a consultant or a service provider. The amounts recorded or paid are not material to the accompanying Consolidated Financial Statements.

Fair Value of Financial Instruments

The carrying amounts of Accounts Receivable and Accounts Payable approximate their fair values due to the short-term nature of these items. As December 31, 2018 and December 31, 2017, the fair value of the Company’s money market funds and contingent consideration was $0 and $1,210,000, and $750,965 and $1,210,000, respectively.

At December 31, 2018 and December 31, 2017, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

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

On July 9, 2015, the Company entered into an exclusive, worldwide licensing agreement with a subsidiary of Bausch Health Companies, Inc. (“BHC”), formerly known as Valeant Pharmaceuticals, Inc., through which the Company granted to BHC an exclusive, worldwide commercial and manufacturing right to the Company’s EGP-437 Product in the field of anterior uveitis, as well as a right of last negotiation to license its EGP-437 Product for indications other than anterior uveitis (the “BHC Agreement”). There are four principal R&D milestones under the BHC Agreement: (i) the Phase 3 Clinical Trial, (ii) the Endothelial Cell Count Safety Trial (a trial to determine that treatment has not adversely affected a patient’s corneal endothelial cell density), (iii) the CMC Validation, and (iv) the New Drug Application, or “NDA”, filing with the FDA (collectively, the “Four Milestones”, and each individually, a “Milestone”). Under the BHC Agreement, BHC paid to the Company an initial upfront payment of $1.0 million and the Company is eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified development and commercial progress of the EGP-437 Product for the treatment of anterior uveitis. The Company has received milestone payments totaling $5.4 million through December 31, 2018. The Company receives payments both when it crosses certain thresholds on the way to each Milestone (each, a “Progress Payment”), as well as once it achieves each Milestone. The Company is entitled to retain all of these payments. In accordance with its former revenue recognition policy, through December 31, 2017 the initial upfront payment and milestone payments were recorded as Deferred Revenue. In addition, the Company was eligible under the BHC Agreement to receive royalties based on a specified percent of net sales of its EGP-437 Product for the field of anterior uveitis throughout the world, subject to adjustment in certain circumstances. On December 14, 2018, the Company received a notice of termination from BHC notifying the Company that BHC will voluntarily terminate this license agreement effective March 14, 2019.

On February 21, 2017, the Company entered into another exclusive, worldwide licensing agreement with a subsidiary of BHC (the “New BHC Agreement”), through which the Company granted BHC exclusive, worldwide commercial and manufacturing rights to its EGP-437 Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients (the “New Field”). Under the New BHC Agreement, BHC paid the Company an initial upfront payment of $4.0 million, and the Company is eligible to receive milestone payments totaling up to approximately $99.0 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Product for the New Field. The Company has received milestone payments totaling $3.4 million through December 31, 2018. In accordance with its former revenue recognition policy, through December 31, 2017 the initial upfront payment and milestone payments were recorded as Deferred Revenue. In addition, the Company was eligible under the New BHC Agreement to receive royalties based on a specified percent of net sales of its EGP-437 Product for the New Field throughout the world, subject to adjustment in certain circumstances. On December 14, 2018, the Company received a notice of termination from BHC notifying the Company that BHC will voluntarily terminate this license agreement effective March 14, 2019.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

2. Summary of Significant Accounting Policies - (continued)

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

The cumulative effect of initially applying the new revenue recognition guidance to the Company’s Consolidated Balance Sheet on January 1, 2018 was as follows:

	Balance as of December 31, 2017	Cumulative Impact from Adopting New Revenue Guidance	Balance as of January 1, 2018
Assets:
Unbilled Revenue	$-	$116,280	$116,280
Liabilities:
Deferred Revenue	12,313,600	(9,361,600)	2,952,000
Stockholders' Equity:
Accumulated Deficit	$(91,816,655)	$9,477,880	$(82,338,775)

The impact from adopting the new revenue recognition guidance on the Company’s Consolidated Balance Sheet for the twelve months ending December 31, 2018 was as follows:

	As Reported	Previous Accounting Guidance	Impact from Adopting New Revenue Guidance
Liabilities:
Deferred Revenue	$2,686,000	$13,618,600	$(10,932,600)
Stockholders' Equity:
Accumulated Deficit	$(93,150,198)	$(104,082,798)	$10,932,600

The impact from adopting the new revenue recognition guidance on the Company’s Consolidated Statement of Operations and Comprehensive Loss for the twelve months ended December 31, 2018 was as follows:

	December 31, 2018
	As Reported	Previous Accounting Guidance	Impact from Adopting New Revenue Guidance
Collaboration Revenue	$1,652,520	$-	$1,652,520
Operating Loss Before Other Expenses	(10,844,701)	(12,497,221)	1,652,520
Net Loss	(10,811,423)	(12,463,943)	1,652,520
Comprehensive Loss	$(10,804,565)	$(12,457,085)	$1,652,520

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

2. Summary of Significant Accounting Policies - (continued)

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

The below table represents the changes in the Company’s contract assets and contract liabilities:

December 31, 2018
Contract Asset:
Unbilled Revenue	$-
Contract Liabilities:
Deferred Revenue	$2,686,000

Twelve Months Ended
December 31, 2018
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$9,627,600

In addition, the Company may receive government grant funds for specified ocular therapeutic research activities. Revenue under these grants will be recorded when the Company performs the activities specified by the terms of each grant and is entitled to the funds.

2. Summary of Significant Accounting Policies - (continued)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Under ASU No. 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and the right-to-use assets, which are asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company does not expect to early adopt this standard and currently has leases (see Note 12) that will be in place at the effective date. The Company has evaluated the effect of the new guidance and will adopt the new standard effective January 1, 2019 using the modified retrospective method and expects to record right-of-use leased assets and corresponding liabilities of approximately $0.137 million at the beginning of the first quarter of 2019.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

3. Property and Equipment

Property and equipment at December 31, 2018 and 2017 consists of the following:

	Estimated Useful Life (Years)	2018	2017
Laboratory Equipment	3	$62,576	$42,576
Office Furniture	5	14,430	14,430
Leasehold Improvements	2	22,569	22,569
Total Property and Equipment, Gross		99,575	79,575
Less Accumulated Depreciation		56,057	23,824
Total Property and Equipment, Net		$43,518	$55,751

Depreciation expense was $32,233 and $19,288 for the years ended December 31, 2018 and 2017, respectively.

4. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2018	2017
Payroll and Benefits	$722,178	$788,551
Clinical Trials	212,540	807,322
Professional Fees	165,894	149,273
Consulting	9,401	57,487
Short-Term Portion of Capital Lease Obligation	4,715	11,214
Total Accrued Expenses	$1,114,728	$1,813,847

5. Debt

The Company has no indebtedness other than trade and accounts payable and capital lease obligations in the ordinary course of business as of the years ended December 31, 2018 and 2017.

6. Intangible Assets and In-Process R&D

Intangible assets at December 31, 2018 consist of the rights to trade secrets and know-how related to the manufacturing of the EyeGate Ocular Bandage Gel (“OBG”). During the third quarter of 2018, the Company entered into an intellectual property license agreement with SentrX Animal Care, Inc. (“SentrX”) with respect to certain rights relating to the manufacturing of the EyeGate OBG product. The intangible assets were recorded at $250,000, representing the upfront payment paid to SentrX. Additionally, SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified development and commercial milestones. These future milestone payments to SentrX will increase the carrying value of the intangible assets. The Company’s intangible assets are amortized on a straight-line basis over the estimated useful lives. Additionally, in-process R&D at December 31, 2018 and 2017 consists of projects acquired from the acquisition of Jade that have not reached technological feasibility and which have no alternative future use. Once the R&D process is complete, the Company will amortize the R&D asset over its remaining useful life. The Company periodically evaluates these assets for impairment.

Intangible assets and in-process R&D at December 31, 2018 and 2017 consists of the following:

	Estimated Useful Life (Years)	2018	2017
Trade Secrets	10	$250,000	$-
Less: Accumulated Amortization		(6,250)	-
Intangible Assets, Net		243,750	-
In-Process R&D		3,912,314	3,912,314
Total Intangible Assets and In-Process R&D, Net		$4,156,064	$3,912,314

Amortization expense on intangible assets was $6,250 and $0 for the years ended December 31, 2018 and 2017, respectively.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

On June 14, 2017, the Company completed a public offering of 5,336,667 shares of Common Stock and 1,995 shares of Series B Preferred Stock (convertible into 1,330,000 shares of Common Stock), along with warrants to purchase 6,666,667 shares of Common Stock. The total net proceeds to the Company from the offering, after deducting the placement agent fees and offering expenses, were approximately $8.8 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series B Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $1.50 per share, which in the aggregate represented warrants to purchase 6,666,667 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on June 14, 2022, five years following the date of issuance. Concurrently with the closing of the public offering, a holder elected to convert 675 shares of Series B Preferred Stock into 450,000 shares of Common Stock. Subsequently, on June 15, 2017 and April 9, 2018, holders converted 1,320 shares of Series B Preferred stock into 880,000 shares of Common Stock.

On April 17, 2018, the Company completed a public offering of 14,730,000 shares of Common Stock and 6,536.4 shares of Series C Preferred Stock (convertible into 20,426,250 shares of Common Stock), along with warrants to purchase 35,156,250 shares of Common Stock. The total net proceeds to the Company from the offering, after deducting the placement agent fees and offering expenses, were approximately $10.1 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series C Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $0.32 per share, which in the aggregate represented warrants to purchase 35,156,250 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on April 17, 2023, five years following the date of issuance. Concurrently with the closing of the public offering, a holder elected to convert 1,400 shares of Series C Preferred Stock into 4,375,000 shares of Common Stock. Subsequently, on April 18, 2018, April 23, 2018, and April 30, 2018, holders converted 1,044.4 shares of Series C Preferred stock into 3,263,750 shares of Common Stock.

At December 31, 2018, the Company had 120,000,000 authorized shares of Common Stock, $0.01 par value, of which 43,793,878 shares were outstanding. At December 31, 2018, the Company had 9,994,184 authorized shares of Preferred Stock, $0.01 par value, of which 3,750 shares were designated as Series A Preferred Stock and 0 shares were issued and outstanding, 10,000 shares were designated as Series B Preferred Stock and 0 shares were issued and outstanding, and 10,000 shares were designated as Series C Preferred Stock and 4,092 shares were issued and outstanding. At December 31, 2018, there were 0 shares of Common Stock underlying the outstanding shares of Series A Preferred Stock, 0 shares of Common Stock underlying the outstanding shares of Series B Preferred Stock, and 12,787,500 shares of Common Stock underlying the outstanding shares of Series C Preferred Stock.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

8. Warrants

At December 31, 2018 and 2017, the following warrants were outstanding:

	Number of Awards		Weighted Average Exercise Price		Weighted Average Remaining Term in Years

Outstanding at December 31, 2016	2,852,736		$7.45		4.26
Issued	6,666,667	[1]	1.50	[3]	4.45
Forfeited	(63,442)		6.00		7.13
Outstanding at December 31, 2017	9,455,961		$3.26		4.23
Issued	35,156,250	[2]	0.32	[3]	4.30
Exercised	(3,768,125)		0.32		4.30
Outstanding at December 31, 2018	40,844,086		$1.00		4.05

[1]	Consists of 6,666,667 warrants to purchase 6,666,667 shares of Common Stock issued in connection with the Company’s public offering on June 14, 2017.
[2]	Consists of 35,156,250 warrants to purchase 35,156,250 shares of Common Stock issued in connection with the Company’s public offering on April 17, 2018.
[3]	Warrant exercise price for a full share of Common Stock.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

10. Equity Incentive Plan

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

The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”), and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. As of December 31, 2018, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP is 8,040,123 and 170,567 shares, respectively.

In January 2018, the number of shares of common stock issuable under the 2014 Plan automatically increased by 350,000 shares pursuant to the terms of the 2014 Plan. On July 10, 2018, an additional 6,000,000 Common Shares were reserved and available for issuance as an amendment under the Plan. These additional shares are included in the total of 8,040,123 shares issuable under the 2014 Plan.

The following is a summary of stock option activity for the twelve months ended December 31, 2018 and December 31, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (In Years)
Outstanding at December 31, 2016	1,509,711	$2.85	5.04
Granted	568,450	1.39	9.41
Exercised	(61,078)	0.67
Expired	(92,630)	2.10
Forfeited	(31,450)	2.99
Outstanding at December 31, 2017	1,893,003	$2.49	5.40
Granted	415,500	0.57	9.23
Expired	(140,192)	1.55
Forfeited	(92,158)	1.03
Outstanding at December 31, 2018	2,076,153	$2.28	6.51
Exercisable at December 31, 2018	1,493,386	$2.81	5.57
Vested and Expected to Vest at December 31, 2018	2,076,153	$2.28	6.51

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

10. Equity Incentive Plan - (continued)

During the years ended December 31, 2018 and December 31, 2017, the Board approved the grant of options to purchase 415,500 and 568,450 shares of its Common Stock, respectively. All option grants were pursuant to the 2014 Plan. In general, options granted under the 2014 Plan vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

For the twelve months ended December 31, 2018 and 2017, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2018	2017
Risk-Free Interest Rate	1.82%	1.82%
Expected Life	8.01 years	7.25 years
Expected Volatility	158%	170%
Expected Dividend Yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the twelve months ended December 31, 2018 and 2017 was $0.57 and $1.42, respectively.

The following is a summary of restricted stock activity for the twelve months ended December 31, 2018 and December 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Recognition Period
Outstanding at December 31, 2016	-	$-
Awarded	104,000	1.52
Forfeited	(1,000)	1.52
Outstanding at December 31, 2017	103,000	$1.52
Awarded	1,890,000	0.57
Released	(62,475)	1.52
Forfeited	(108,393)	0.60
Outstanding at December 31, 2018	1,822,132	$0.59	2.25

During the years ended December 31, 2018 and December 31, 2017, the Board approved the grant of 1.89 million and 104,000 restricted shares of its Common Stock, respectively. All grants of restricted shares were pursuant to the 2014 Plan. These vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

The total stock-based compensation expense for employees and non-employees is included in the accompanying Consolidated Statements of Operations and as follows:

	Year Ended December 31,
	2018	2017
Research and Development	$255,505	$193,688
General and Administrative	619,782	676,620
Total Stock-Based Compensation Expense	$875,287	$870,308

The fair value of options granted for the twelve months ended December 31, 2018 and December 31, 2017 was approximately $212,000 and $640,000, respectively. The fair value of restricted stock granted for the twelve months ended December 31, 2018 and December 31, 2017 was approximately $1,049,000 and $158,000 respectively. As of December 31, 2018 and December 31, 2017, there was approximately $1,236,000 and $975,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted average period of 2.27 and 2.03 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2018 and December 31, 2017 was approximately $0 and $191,000, respectively. The intrinsic value of stock options exercised during 2018 and 2017 was approximately $0 and $78,000, respectively.

As of December 31, 2018, there were 4,401,889 shares of Common Stock available for grant under the 2014 Plan and 117,090 shares available under the Company’s ESPP.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

11. Income Taxes

The components of loss before income taxes are as follows:

	Year Ended December 31,
	2018	2017
Domestic	$(11,242,646)	$(15,102,521)
Foreign	517,268	542,631
Total	$(10,725,378)	$(14,559,890)

The components of income tax benefit are as follows:

	Year Ended December 31,
	2018	2017
Deferred Taxes:
Federal	$1,814	$(1,160,312)
State	84,231	(181,661)
Total Deferred Taxes	$86,045	$(1,341,973)
Income Tax Expense (Benefit)	$86,045	$(1,341,973)

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	Year Ended December 31,
	2018	2017
United States Federal Income Tax Rate	21.00%	34.00%
State Taxes, Net of Federal Benefit	(0.38)	4.68
Permanent Differences	(1.48)	(2.67)
Change in Valuation Allowance	3.88	46.88
Research and Development Credits	1.06	1.97
Tax Rate Differential	(1.33)	0.01
Federal Rate Change	0.00	(71.74)
Topic 606 Adoption	(20.90)	0.00
Other	(2.65)	(3.91)
Effective Tax Rate (Expense) Benefit	(0.80)%	9.22%

The Company’s deferred tax assets and liabilities consist of the following:

	Year Ended December 31,
	2018	2017
Net Deferred Tax Liability:
Net Operating Loss Carryforwards	$13,601,705	$12,624,253
Research and Development Credit Carryforwards	2,124,949	2,002,640
Capitalized Research and Development	5,861,675	5,172,541
Nonqualified Stock Option	639,729	552,096
Depreciation and Amortization	(3,217)	(82)
Cash Versus Accrual Adjustments	2,069,985	4,459,785
Total Deferred Tax Assets	24,294,826	24,811,233
Valuation Allowance	(23,659,844)	(24,075,539)
Net Deferred Tax Asset	634,982	735,694
In-Process Research and Development	(904,950)	(919,617)
Net Deferred Tax Liability	$(269,968)	$(183,923)

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

11. Income Taxes - (continued)

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act (“TCJA”) was enacted and significantly revised the U.S. income tax law. The TCJA includes changes, which reduce the corporate income tax rate from 34% to 21% for years beginning after December 31, 2017 and transitions the U.S. towards a territorial tax system where U.S. shareholders of certain foreign subsidiaries would be subject to a one-time transition tax on unrepatriated accumulated foreign earnings.

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

As of December 31, 2018, the Company has federal, and state net operating loss carryforwards of approximately $51,974,000 and $35,840,000, respectively, to offset future federal and state taxable income. Federal NOL carryforwards as of December 31, 2017 and state NOL carryforwards as of December 31, 2018 will expire at various times through 2038. Federal NOL carryforwards generated during the year ended December 31, 2018 will carry forward indefinitely. The Company has foreign net operating loss carryforwards of $2,047,000 as of December 31, 2018, which can be carried forward indefinitely. As of December 31, 2018, the Company also has federal, state and foreign research and development tax credit carryforwards of approximately $1,714,000, $489,000, and $25,000, respectively, to offset future income taxes, which expire at various times through 2038. The federal and state net operating loss and research tax credit carryforwards may be subject to the limitations provided in the Internal Revenue Code (“IRC”) Sections 382 and 383. Approximately $638,000 of the federal net operating loss attributable to Jade is subject to a Section 382 limitation. Jade’s carryover of its research and development credits will be subject to the Section 383 limitation.

The Company files United States federal income tax returns and income tax returns in the Commonwealth of Massachusetts, Utah, and New Jersey, as well as foreign tax returns for its subsidiary in France. The Company is not under examination by any jurisdiction for any tax year.

The Company has recorded a valuation allowance against its United States deferred tax assets in each of the years ended December 31, 2018, and 2017 because the Company’s management believes that it is more likely than not that these assets will not be realized. The valuation allowance decreased by approximately $416,000 and $6,800,000 during the years ended December 31, 2018 and 2017, respectively, primarily as a result of adjustments for accrual to cash basis items, the adoption of Topic 606, capitalized research and development expenses, and a reduction in the U.S. federal tax rate. Additionally, as of December 31, 2017, deferred tax assets and liabilities were adjusted to reflect the new federal tax rate under the TCJA and the Company partially released its valuation allowance against its previously recorded deferred tax assets where future reversals of deductible temporary differences, such as those from the Company’s indefinite-lived in-process research and development, can offset taxable temporary differences from future net operating loss carryforwards due to their indefinite carryforward period under new tax law.

As of December 31, 2018 and 2017, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company will recognize interest and penalties related to tax positions in income tax expense. The Company has not, as yet, conducted a study of R&D credit carryforwards, which are fully reserved for. This study may result in an adjustment to the Company’s R&D credit carryforwards and related valuation allowance, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

12. Commitments and Contingencies

Leases

The Company is a party to a real property operating lease for the rental of office space in Waltham, Massachusetts of up to 4,516 square feet, that is used for its corporate headquarters. This lease terminates in December 2019. On July 6, 2016, the Company entered into a real property operating lease for office and laboratory space of approximately 2,300 square feet in Salt Lake City, Utah. This lease terminates in June 2019. Estimated future minimum lease payments for the year ended December 31, 2019 are approximately $144,000.

License Agreements

The Company is a party to seven license agreements as described below. Five of the seven license agreements require the Company to pay royalties or fees to the licensor based on Revenue or milestones related to the licensed technology.

On February 15, 1999, the Company entered in to an exclusive worldwide license agreement with the University of Miami School of Medicine to license technology relating to the Company’s EyeGate® II Delivery System. This agreement, which was amended in December 2005, requires the Company to pay to the University of Miami an annual license fee of $12,500. This license also requires payments to the University of Miami upon the Company’s achievement of certain milestones. The total amount of milestone payments paid to date under this license agreement is $30,000 and there are potential aggregate additional amounts of up to $150,000 due upon certain milestones being met. Unless terminated pursuant to the license agreement, this license will expire 12 years after the date of the first commercial sale of a product containing the licensed technology.

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

On September 12, 2013, Jade entered into an agreement with BioTime, Inc. granting to it the exclusive worldwide right to commercialize CMHA-S for ophthalmic treatments in humans. The agreement calls for a license issue fee paid to BioTime of $50,000 and requires the Company (through its Jade subsidiary) to pay an annual fee of $30,000 and royalties to BioTime based on revenue relating to any product incorporating the CMHA-S technology.  The agreement expires when patent protection for the CMHA-S technology lapses.

On July 9, 2015, the Company entered into an exclusive worldwide licensing agreement with a subsidiary of BHC through which EyeGate has granted BHC exclusive, worldwide commercial and manufacturing rights to its EGP-437 Combination Product in the field of anterior uveitis, as well as a right of last negotiation to license the EGP-437 Combination Product for other indications. Under the agreement, BHC paid the Company an upfront payment of $1.0 million. The Company was eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified developmental and commercial milestones. In addition, the Company was eligible to receive royalties based on a specified percent of net sales of the EGP-437 Combination Product throughout the world, subject to adjustment in certain circumstances. On December 14, 2018, the Company received a notice of termination from BHC notifying the Company that BHC will voluntarily terminate this license agreement effective March 14, 2019.

On June 17, 2016, the Company entered into an exclusive worldwide license agreement with the University of Utah Research Foundation to further the commercial development of the NASH technology, together with alkylated HA. The agreement calls for payments due to the University of Utah, consisting of a license grant fee of $15,000 due within 30 days of signing, and minimum royalty payments, initially $5,000, and escalating ratably up to $20,000 in 2021.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

12. Commitments and Contingencies - (continued)

On February 21, 2017, the Company entered into an exclusive, worldwide licensing agreement with a subsidiary of BHC (the “New BHC Agreement”), through which the Company granted BHC exclusive, worldwide commercial and manufacturing rights to its EGP-437 Combination Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients (the “New Field”). Under the New BHC Agreement, BHC paid the Company an initial upfront payment of $4.0 million, and the Company was eligible to receive milestone payments totaling up to approximately $99.0 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Combination Product for the New Field. In addition, the Company was eligible under the New BHC Agreement to receive royalties based on a specified percent of net sales of its EGP-437 Combination Product for the New Field throughout the world, subject to adjustment in certain circumstances. On December 14, 2018, the Company received a notice of termination from BHC notifying the Company that BHC will voluntarily terminate this license agreement effective March 14, 2019.

On September 26, 2018, the Company entered into an intellectual property licensing agreement (the “SentrX Agreement”) with SentrX, a veterinary medical device company that develops and manufactures veterinary wound care products. Under the SentrX Agreement, the Company will in-license the rights to trade secrets and know-how related to the manufacturing of its EyeGate OBG. The SentrX Agreement will enable the Company to pursue a different vendor with a larger capacity for manufacturing and an FDA-inspected facility for commercialization of a product for human use. Under the SentrX Agreement, the Company paid SentrX an upfront payment of $250,000 recorded as intangible assets on the Consolidated Balance Sheet. SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified developmental and commercial milestones. These future milestone payments to SentrX will increase the carrying value of the intangible assets.

13. Employee Benefit Plans

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contribution for the years ended December 31, 2018 and 2017.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2019	By:	/s/ Stephen From
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen From	President, Chief Executive Officer and Director	March 1, 2019
Stephen From	(principal executive officer)

/s/ Sarah Romano	Chief Financial Officer	March 1, 2019
Sarah Romano	(principal financial and accounting officer)

/s/ Paul Chaney	Chairman	March 1, 2019
Paul Chaney

/s/ Morton Goldberg	Director	March 1, 2019
Morton Goldberg

/s/ Praveen Tyle	Director	March 1, 2019
Praveen Tyle

/s/ Thomas E. Hancock	Director	March 1, 2019
Thomas E. Hancock

/s/ Bernard Malfroy-Camine	Director	March 1, 2019
Bernard Malfroy-Camine

/s/ Peter Greenleaf	Director	March 1, 2019
Peter Greenleaf

/s/ Steve Boyd	Director	March 1, 2019
Steve Boyd

71

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit
2.1[1]	Stock Purchase Agreement, dated as of March 7, 2016, by and among the Registrant and the Sellers named therein.
3.1[2]	Restated Certificate of Incorporation of the Registrant.
3.2[18]	Certificate of Amendment to the Restated Certificate of the Registrant.
3.2[2]	Amended and Restated By-laws of the Registrant.
3.3[8]	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.
3.4[9]	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.
3.5[17]	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.
4.1[3]	Specimen Stock Certificate evidencing the shares of common stock.
4.2[8]	Form of Common Stock Purchase Warrant, dated June 30, 2016.
4.3[11]	Form of Common Stock Purchase Warrant, dated June 14, 2017.
4.4[16]	Form of Common Stock Purchase Warrant, dated April 17, 2018.
10.1[4]	2005 Equity Incentive Plan, as amended.
10.2[19]	2014 Equity Incentive Plan, as amended.
10.3[5]	Employee Stock Purchase Plan.
10.4†[4]	Transaction Protocol (License Agreement), by and between Optis B.V., Optis France SA, and Mrs. Francine Behar-Cohen, dated as of July 23, 1999.
10.5†[4]	Amended and Restated License Agreement, by and between University of Miami and EyeGate Pharma SA (f/k/a Optis France SA), dated as of December 16, 2005.
10.6†[4]	First Amendment to First Amended and Restated License Agreement of and between EyeGate Pharma SA and University of Miami, dated as of July 7, 2014.
10.7†[6]	License Agreement made as of July 9, 2015, by and among the Registrant, EyeGate Pharma S.A.S., a wholly owned subsidiary of the Registrant and Bausch Health Companies Luxembourg S.à r.l., a société à responsabilité limitée.
10.8[7]	Form of Warrant Agency Agreement, dated August 5, 2015, by and between the Registrant and VStock Transfer, LLC.
10.9[4]	Form of Indemnification Agreement.
10.10[4]	Form of Notice of Stock Option Grant pertaining to the 2014 Equity Incentive Plan.
10.11[4]	Form of Notice of Stock Unit Award pertaining to the 2014 Equity Incentive Plan.
10.12#[4]	Form of Amended and Restated Offer of Employment by and between the Registrant and Michael Manzo.
10.21#[14]	Offer Letter, dated as of January 1, 2018, by and between the Registrant and Sarah Romano.
10.22†[12]	License Agreement, dated February 21, 2017, by and among the Registrant, EyeGate Pharma S.A.S., a wholly owned subsidiary of the Registrant and Bausch Health Companies, Inc.
10.23[10]	Engagement Letter, dated as of June 2, 2017, by and between the Registrant and Rodman & Renshaw, a unit of H.C. Wainwright & Co.
10.24[10]	Form of Securities Purchase Agreement, dated as of June 14, 2017, by and among the Registrant and the Purchasers named therein.
10.25#[13]	EyeGate Pharmaceuticals, Inc. Change in Control Severance Plan.
10.26[15]	Engagement Letter, dated as of March 15, 2018, by and between the Registrant and H.C. Wainwright & Co.
10.27[16]	Form of Securities Purchase Agreement, dated as of April 17, 2018, by and among the Registrant and the Purchasers named therein.
10.28†[20]	Intellectual Property License Agreement, dated as of September 26, 2018, by and between the Registrant and SentrX Animal Care, Inc.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

72

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed March 7, 2016) and incorporated by reference thereto.
2	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed February 20, 2015) and incorporated by reference thereto.
3	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (filed August 29, 2014) and incorporated by reference thereto.
4	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (filed July 30, 2014) and incorporated by reference thereto.
5	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (filed September 12, 2014) and incorporated by reference thereto.
6	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 10, 2015) and incorporated by reference thereto.
7	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 5, 2015) and incorporated by reference thereto.
8	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 27, 2016) and incorporated by reference thereto.
9	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 14, 2017) and incorporated by reference thereto.
10	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (filed June 5, 2017) and incorporated by reference thereto.
11	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (filed June 5, 2017) and incorporated by reference thereto.
12	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed February 23, 2017) and incorporated by reference thereto.
13	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 29, 2017) and incorporated by reference thereto.
14	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 4, 2018) and incorporated by reference thereto.
15	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (filed April 9, 2018) and incorporated by reference thereto.
16	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed April 13, 2018) and incorporated by reference thereto.
17	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed April 17, 2018) and incorporated by reference thereto.
18	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 11, 2018) and incorporated by reference thereto.
19	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed August 3, 2018) and incorporated by reference thereto.
20	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed October 2, 2018) and incorporated by reference thereto.

73

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

#	Management contract or compensatory plan or arrangement.

74