Form 10-Q
period 2019-03-31
EYEGATE PHARMACEUTICALS INC
filed 2019-05-08
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit).    ☒    Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐   Yes     ☒   No

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	EYEG	The Nasdaq Capital Market

At May 6, 2019, there were 45,575,737 shares of the registrant’s common stock outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2019

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 22 of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 1, 2019, or the Annual Report. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,855,966	$8,004,237
Prepaid Expenses and Other Current Assets	698,840	455,760
Right-of-Use Assets	97,354	-
Current Portion of Refundable Tax Credit Receivable	6,665	18,436
Total Current Assets	6,658,825	8,478,433
Property and Equipment, Net	36,850	43,518
Restricted Cash	45,000	45,000
Goodwill	1,525,896	1,525,896
Intangible Assets and In-Process R&D, Net	4,149,814	4,156,064
Other Assets	23,011	31,706
Total Assets	$12,439,396	$14,280,617
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$244,188	$63,654
Accrued Expenses	578,037	1,114,728
Lease Liabilities	97,719	-
Deferred Revenue	-	2,686,000
Total Current Liabilities	919,944	3,864,382
Non-Current Liabilities:
Contingent Consideration	1,210,000	1,210,000
Deferred Tax Liability	269,968	269,968
Total Non-Current Liabilities	1,479,968	1,479,968
Total Liabilities	2,399,912	5,344,350
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 9,994,184 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding at March 31, 2019 and December 31, 2018; 10,000 designated Series B, 0 shares issued and outstanding at March 31, 2019 and December 31, 2018; 10,000 shares designated Series C, 4,092 shares issued and outstanding at March 31, 2019 and December 31, 2018	41	41
Common Stock, $0.01 Par Value: 120,000,000 shares authorized; 45,575,737 and 45,578,878 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	455,758	437,939
Additional Paid-In Capital	101,729,241	101,514,154
Accumulated Deficit	(92,279,389)	(93,150,198)
Accumulated Other Comprehensive Income	133,833	134,331
Total Stockholders’ Equity	10,039,484	8,936,267
Total Liabilities and Stockholders’ Equity	$12,439,396	$14,280,617

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Collaboration Revenue	$2,686,000	$1,096,008
Operating Expenses:
Research and Development	721,477	2,521,009
General and Administrative	1,135,883	954,048
Total Operating Expenses	1,857,360	3,475,057
Operating Income (Loss) Before Other Expense	828,640	(2,379,049)
Other Income (Expense), Net:
Interest Income	42,277	26
Interest Expense	(108)	(304)
Total Other Income (Expense), Net	42,169	(278)
Net Income (Loss)	$870,809	$(2,379,327)
Net Income (Loss) Per Common Share - Basic	$0.02	$(0.14)
Net Income (Loss) Per Common Share - Diluted	$0.01	$(0.14)
Weighted-Average Shares Outstanding - Basic	43,762,539	17,257,255
Weighted-Average Shares Outstanding - Diluted	67,435,960	17,257,255

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(498)	1,234
Comprehensive Income (Loss)	$870,311	$(2,378,093)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

					Additional	Accumulated Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	4,092	$41	45,578,878	$437,939	$101,514,154	$134,331	$(93,150,198)	$8,936,267

Stock-Based Compensation					232,906			232,906

Cancellation and Correction of Restricted Stock Par Value			(3,141)	17,819	(17,819)			-

Foreign Currency Translation Adjustment						(498)		(498)

Net Income							870,809	870,809

Balance at March 31, 2019	4,092	$41	45,575,737	$455,758	$101,729,241	$133,833	$(92,279,389)	$10,039,484

					Additional	Accumulated Other		Total
	Series B Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2017, as filed	600	$6	17,257,255	$172,573	$89,589,681	$127,473	$(91,816,655)	$(1,926,922)

Cumulative effect of change in accounting principle (note 2)							9,477,880	9,477,880

Balance at January 1, 2018	600	6	17,257,255	172,573	89,589,681	127,473	(82,338,775)	7,550,958

Stock-Based Compensation					145,547			145,547

Stock Issuance Costs					(40,394)			(40,394)
Foreign Currency Translation Adjustment						1,234		1,234
Net Loss							(2,379,327)	(2,379,327)

Balance at March 31, 2018	600	$6	17,257,255	$172,573	$89,694,834	$128,707	$(84,718,102)	$5,278,018

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities:
Net Income (Loss)	$870,809	$(2,379,327)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation and Amortization of Intangibles Assets	12,918	7,966
Amortization of Lease Assets	39,321	-
Stock-Based Compensation	232,906	145,547
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	(243,081)	(102,058)
Refundable Tax Credit Receivable	11,406	(1,524)
Other Assets	8,695	-
Accounts Payable	180,534	(484,209)
Lease Liabilities	(38,956)	-
Deferred Revenue	(2,686,000)	(92,000)
Unbilled Revenue	-	(806,208)
Accrued Expenses	(535,119)	(402,910)
Net Cash Used in Operating Activities	(2,146,567)	(4,114,723)
Financing Activities:
Stock Issuance Costs	-	(40,394)
Equipment Financing Payments	(1,572)	(3,161)
Net Cash Used in Financing Activities	(1,572)	(43,555)
Effect of Exchange Rate Changes on Cash	(132)	557
Net Decrease in Cash	(2,148,271)	(4,157,721)
Cash, Including Restricted Cash, Beginning of Period	8,049,237	7,851,029
Cash, Including Restricted Cash, End of Period	$5,900,966	$3,693,308
Supplemental Disclosures of Noncash Operating and Financing Activities
Creation of Right-of-Use Assets	$136,675	$-
Cancellation and Correction of Restricted Stock Par Value	$17,819	$-

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

1.	Organization, Business

EyeGate Pharmaceuticals, Inc. (“EyeGate” or the “Company”), a Delaware corporation, began operations in December 2004 and is a clinical-stage specialty pharmaceutical company that is focused on developing and commercializing products for treating diseases and disorders of the eye. The Company accomplishes this by leveraging its two proprietary platform technologies, crosslinked thiolated carboxymethyl hyaluronic acid (“CMHA-S”) and the iontophoresis drug delivery system. The Company’s first platform is for the development of products using CMHA-S, a modified form of the natural polymer hyaluronic acid, which is a gel that possesses unique physical and chemical properties such as hydrating and healing properties when applied to the ocular surface. The ability of CMHA-S to adhere longer to the ocular surface, resist degradation and protect the ocular surface makes it well-suited for treating various ocular surface injuries. Secondly, the Company has been developing EGP-437, which incorporates a reformulated topically active corticosteroid, Dexamethasone Phosphate, that is delivered into the ocular tissues through the Company’s proprietary innovative drug delivery system, the EyeGate® II Delivery System (“EGP-437 Combination Product”).

As of March 31, 2019, there were 45,575,737 shares of Common Stock outstanding, no shares of Series A Preferred Stock outstanding, no shares of Series B Preferred Stock outstanding, and 4,092 shares of Series C Preferred Stock outstanding.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2019, EyeGate had Cash and Cash Equivalents of $5,855,966, and an Accumulated Deficit of $92,279,389. EyeGate has incurred losses and negative cash flows since inception, and future losses are anticipated. The Company anticipates having sufficient cash to fund planned operations through October 31, 2019, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although historically the Company has been successful at raising capital, additional capital may not be available on terms favorable to EyeGate, if at all. On May 3, 2019, the Company filed a registration statement on Form S-3 to register a total of $50,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. This filing is under review by the SEC and has not yet been declared effective. The Company does not know if any future offerings, including offerings pursuant to its shelf registration statement, will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, EyeGate Pharma S.A.S. and Jade Therapeutics, Inc. (“Jade”), collectively referred to as “the Company”. All inter-company balances and transactions have been eliminated in consolidation. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and disclosures normally included in Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or eliminated. Accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual financial statements of the Company as of and for the year ended December 31, 2018.

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

In-process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At March 31, 2019 and December 31, 2018, there is $3,912,314 of in-process R&D, as part of intangible assets and in-process R&D on the Condensed Consolidated Balance Sheet.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

2.	Summary of Significant Accounting Policies - (continued)

Intangible Assets

The Company records intangible assets acquired in asset acquisitions of proprietary technology. The Company capitalizes intangible assets, amortizes them over the estimated useful life, and periodically evaluates the assets for impairment. At March 31, 2019 and December 31, 2018, there is $237,500 and $243,750 of net intangible assets, respectively, as part of intangible assets and in-process R&D on the Condensed Consolidated Balance Sheet.

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

Related Party Transactions

The Company has entered into certain related-party transactions, making payments for services to one vendor, eight consultants and two public universities for the three months ending March 31, 2019, all of whom also are stockholders of the Company. These transactions generally are ones that involve a stockholder or option holder of the Company to whom we also make payments during the year, typically as a consultant or a service provider. The amounts recorded or paid are not material to the accompanying Condensed Consolidated Financial Statements.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period plus potential dilutive common equivalent shares.

Dilutive common equivalent shares consist of stock options, warrants, and preferred stock and are calculated using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants. Stock options in the amount of 2,777,416 and warrants in the amount of 31,772,340 were excluded from the calculation of diluted net income per share since they did not have a dilutive effect. Common equivalent shares do not qualify as participating securities. In periods where the Company records a net loss, potential common stock equivalents are not included in the calculation of diluted net loss per share as their effect would be anti-dilutive.

	March 31, 2019 (unaudited)	March 31, 2018 (unaudited)
Common Stock Warrants	40,844,086	9,455,961
Employee Stock Options	2,777,416	2,167,003
Preferred Stock	12,787,500	-
Total Shares of Common Stock Issuable	56,409,002	11,622,964

Fair Value of Financial Instruments

The carrying amounts of all current assets and current liabilities approximate their fair values due to the short-term nature of these items. As of March 31, 2019 and December 31, 2018, the fair value of the Company’s contingent consideration was $1,210,000 and $1,210,000, respectively.

At March 31, 2019 and December 31, 2018, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

On July 9, 2015, the Company entered into an exclusive, worldwide licensing agreement with a subsidiary of Bausch Health Companies, Inc. (“BHC”), through which the Company granted to BHC an exclusive, worldwide commercial and manufacturing right to the Company’s EGP-437 Combination Product in the field of anterior uveitis, as well as a right of last negotiation to license its EGP-437 Combination Product for indications other than anterior uveitis (the “BHC Agreement”). Under the BHC Agreement, BHC paid to the Company an initial upfront payment of $1.0 million and the Company was eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified development and commercial progress of the EGP-437 Combination Product for the treatment of anterior uveitis. The Company received milestone payments totaling $5.4 million through March 31, 2019. The Company received payments both when it crossed certain thresholds on the way to each milestone, as well as once it achieved each milestone. The Company is entitled to retain all of these payments. Effective March 14, 2019, this license agreement was voluntarily terminated by BHC reinstating to the Company all of the rights and privileges of the EGP-437 platform. Upon termination of this agreement, all amounts remaining in deferred revenue were recognized as revenue, as the Company no longer had any remaining performance obligations.

On February 21, 2017, the Company entered into another exclusive, worldwide licensing agreement with a subsidiary of BHC (the “New BHC Agreement”), through which the Company granted BHC exclusive, worldwide commercial and manufacturing rights to its EGP-437 Combination Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients (the “New Field”). Under the New BHC Agreement, BHC paid the Company an initial upfront payment of $4.0 million, and the Company was eligible to receive milestone payments totaling up to approximately $99.0 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Combination Product for the New Field. The Company received milestone payments totaling $3.4 million through March 31, 2019. The Company received payments both when it crossed certain thresholds on the way to each milestone, as well as once it achieved each milestone. The Company is entitled to retain all of these payments. Effective March 14, 2019, this license agreement was voluntarily terminated by BHC reinstating to the Company all of the rights and privileges of the EGP-437 platform. Upon termination of this agreement, all amounts remaining in deferred revenue were recognized as revenue, as the Company no longer had any remaining performance obligations.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

2.	Summary of Significant Accounting Policies - (continued)

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

The below table represents the changes in the Company’s contract liabilities:

	March 31, 2019	December 31, 2018
Contract Liabilities:
Deferred Revenue	$-	$2,686,000

Three Months Ended
March 31, 2019
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$2,686,000

In addition, the Company may receive government grant funds for specified ocular therapeutic research activities. Revenue under these grants will be recorded when the Company performs the activities specified by the terms of each grant and is entitled to the funds.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Under ASU No. 2016-02, lessees are required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and the right-to-use assets, which are asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company adopted the new standard effective January 1, 2019 using the modified retrospective method and recorded right-of-use leased assets and corresponding liabilities of approximately $0.137 million in the first quarter of 2019.

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The new standard is effective for the Company on January 1, 2020. The new standard is required to be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company did not early adopt ASU No. 2017-04 prior to its December 2018 impairment evaluation and is evaluating the effect that ASU No. 2017-04 will have on its Consolidated Financial Statements and related disclosures.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

3.	Property and Equipment

Property and equipment at March 31, 2019 and December 31, 2018 consists of the following:

	Estimated Useful Life (Years)	March 31, 2019 (unaudited)	December 31, 2018
Laboratory Equipment	3	$62,576	$62,576
Office Furniture	5	14,430	14,430
Leasehold Improvements	2	22,569	22,569
Total Property and Equipment, Gross		99,575	99,575
Less: Accumulated Depreciation		62,725	56,057
Total Property and Equipment, Net		$36,850	$43,518

Depreciation expense was $6,668 and $7,966 for the three-month periods ended March 31, 2019 and 2018, respectively.

4.	Accrued Expenses

Accrued expenses at March 31, 2019 and December 31, 2018 consist of the following:

	March 31, 2019 (unaudited)	December 31, 2018
Payroll and Benefits	$345,423	$722,178
Professional Fees	112,284	165,894
Clinical Trials	111,631	212,540
Consulting	5,556	9,401
Short-Term Portion of Capital Financing Obligation	3,143	4,715
Total Accrued Expenses	$578,037	$1,114,728

5.	Debt

The Company has no indebtedness other than trade and accounts payable and capital financing obligations in the ordinary course of business at March 31, 2019 and December 31, 2018.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

6.	Intangible Assets and In-Process R&D

Intangible assets at March 31, 2019 consist of the rights to trade-secrets and know-how related to the manufacturing of the EyeGate Ocular Bandage Gel (“OBG”). During the third quarter of 2018, the Company entered into an intellectual property license agreement with SentrX Animal Care, Inc. (“SentrX”) with respect to certain rights relating to the manufacturing of the EyeGate OBG product. The intangible assets were recorded at $250,000, representing the upfront payment paid to SentrX. Additionally, SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified development and commercial milestones. These future milestone payments to SentrX will increase the carrying value of the intangible assets. The Company’s intangible assets are amortized on a straight-line basis over the estimated useful lives. Additionally, in-process R&D at March 31, 2019 and December 31, 2018 consists of projects acquired from the acquisition of Jade that have not reached technological feasibility and which have no alternative future use. Once the R&D process is complete, the Company will amortize the R&D asset over its remaining useful life. The Company periodically evaluates these assets for impairment.

Intangible assets and in-process R&D at March 31, 2019 and December 31, 2018 consists of the following:

	Estimated Useful Life (Years)	March 31, 2019 (unaudited)	December 31, 2018
Trade Secrets	10	$250,000	$250,000
Less: Accumulated Amortization		(12,500)	(6,250)
Intangible Assets, Net		237,500	243,750
In-Process R&D		3,912,314	3,912,314
Total Intangible Assets and In-Process R&D, Net		$4,149,814	$4,156,064

Amortization expense on intangible assets was $6,250 and $0 for the three-month periods ended March 31, 2019 and 2018, respectively.

7.	Capital Stock

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

7.	Capital Stock - (continued)

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

At March 31, 2019, the Company had 120,000,000 authorized shares of Common Stock, $0.01 par value, of which 45,575,737 shares were outstanding. Included in the outstanding shares number at March 31, 2019 and December 31, 2018 is 1,785,000 restricted shares that were granted, but not yet formally issued. At March 31, 2019, the Company had 9,994,184 authorized shares of Preferred Stock, $0.01 par value, of which 3,750 shares were designated as Series A Preferred Stock and 0 shares are issued and outstanding, 10,000 shares were designated as Series B Preferred Stock and 0 shares are issued and outstanding, and 10,000 shares were designated as Series C Preferred Stock and 4,092 shares are issued and outstanding. At March 31, 2019, there were 0 shares of Common Stock underlying the outstanding shares of Series A Preferred Stock, 0 shares of Common Stock underlying the outstanding shares of Series B Preferred Stock, and 12,787,500 shares of Common Stock underlying the outstanding shares of Series C Preferred Stock.

8.	Warrants

The following is a summary of warrant activity for the three months ended March 31, 2019 and 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2018	40,844,086	$1.00	4.05
Outstanding at March 31, 2019	40,844,086	1.00	3.80

Outstanding at December 31, 2017	9,455,961	3.26	4.23
Outstanding at March 31, 2018	9,455,961	$3.26	3.98

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

March 31, 2019

9.	Equity Incentive Plan

In 2005, the Company approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the granting of options, restricted stock or other stock-based awards to employees, officers, directors, consultants and advisors. During 2010, the maximum number of shares of Common Stock that may be issued pursuant to the 2005 Plan was increased to 891,222 shares. The Board of Directors (the “Board”) is responsible for administration of the 2005 Plan. The Company’s Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the par value per share. Following adoption of the 2014 Equity Incentive Plan (the “2014 Plan”), no further grants were made under the 2005 Plan. General terms of the 2014 Plan remain the same as that of the 2005 Plan.

The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”) and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. As of March 31, 2019, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP was 8,390,123 and 170,567 shares, respectively.

In January 2019, the number of shares of common stock issuable under the 2014 Plan automatically increased by 350,000 shares pursuant to the terms of the 2014 Plan. These additional shares are included in the total of 8,390,123 shares issuable under the 2014 Plan.

The following is a summary of stock option activity for the three months ended March 31, 2019 and 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (In Years)
Outstanding at December 31, 2018	2,076,153	$2.28	6.51
Granted	750,000	0.48
Expired	(48,737)	1.08
Outstanding at March 31, 2019	2,777,416	$1.81	7.34
Exercisable at March 31, 2019	1,593,224	$2.70	5.78
Vested and Expected to Vest at March 31, 2019	2,777,416	$1.81	7.34

Outstanding at December 31, 2017	1,893,003	$2.49	5.40
Granted	275,500	0.57
Forfeited	(1,500)	0.83
Outstanding at March 31, 2018	2,167,003	$2.24	5.49
Exercisable at March 31, 2018	1,272,677	$2.72	3.90
Vested and Expected to Vest at March 31, 2018	2,167,003	$2.24	5.49

During the three months ended March 31, 2019 and March 31, 2018, the Board approved the grant of options to purchase 750,000 and 275,500 shares of its Common Stock, respectively. All option grants were pursuant to the 2014 Plan. In general, options granted under the 2014 Plan vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

9.	Equity Incentive Plan - (continued)

For the three months ended March 31, 2019 and 2018, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2019	2018
Risk-Free Interest Rate	1.82%	1.82%
Expected Life	5.00 years	7.00 years
Expected Volatility	152%	159%
Expected Dividend Yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the three months ended March 31, 2019 and 2018 was $0.47 and $0.55, respectively.

The following is a summary of restricted stock activity for the three months ended March 31, 2019 and March 31, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Recognition Period
Nonvested Outstanding at December 31, 2018	1,822,132	$0.59
Released/Vested	(7,957)	1.52
Nonvested Outstanding at March 31, 2019	1,814,175	$0.59	2.01
Nonvested Outstanding at December 31, 2017	103,000	1.52
Released/Vested	(37,190)	1.52
Nonvested Outstanding at March 31, 2018	65,810	$1.52	1.85

The total stock-based compensation expense for employees and non-employees is included in the accompanying Condensed Consolidated Statements of Operations and as follows:

	Three Months Ended March 31,
	2019	2018
Research and Development	$64,539	$57,078
General and Administrative	168,367	88,469
Total Stock-Based Compensation Expense	$232,906	$145,547

The fair value of options granted for the three months ended March 31, 2019 and March 31, 2018 was approximately $355,300 and $151,200, respectively. As of March 31, 2019 and March 31, 2018, there was approximately $1,358,000 and $945,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted-average period of 2.19 and 1.57 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2019 and March 31, 2018 was approximately $0 and $0, respectively.

At March 31, 2019, there were 4,033,056 shares available under the 2014 Plan and 117,090 shares available under the Company’s ESPP.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments. To determine the present value of lease payments not yet paid, the Company estimated incremental secured borrowing rates corresponding to the maturities of the leases. The Company estimated a rate of 10% based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. The Company recognizes expense for its leases on a straight-line basis over the lease term.

Maturities of lease liabilities were as follows as of March 31, 2019:

Operating Leases
Remainder of 2019	$101,500
Less: Imputed Interest	3,781
Present Value of Lease Liabilities	$97,719

License Agreements

The Company is a party to five license agreements as described below. These license agreements require the Company to pay royalties or fees to the licensor based on revenue or milestones related to the licensed technology.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

10.	Commitments and Contingencies - (continued)

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

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. As a result of the 401(k) plan compliance review for the year ended December 31, 2018, the Company will contribute approximately $29,700 to eligible employees. The Company made no matching contribution for the three months ended March 31, 2019 and 2018.

12.	Weighted-Average Shares

The Company calculated weighted-average shares as follows:

	Three Months Ended March 31,
	2019	2018
Weighted-Average Shares Outstanding- Basic	43,762,539	17,257,255
Warrants (in the money)	9,071,746	-
Preferred Stock (common equivalent)	12,787,500	-
Restricted Stock Awards (nonvested)	1,814,175	-
Weighted-Average Shares Outstanding- Diluted	67,435,960	17,257,255

For the three months ended March 31, 2018, no effect has been given to the shares of common stock issuable upon the conversion or exercise of dilutive securities, as the Company’s net loss would make the effect anti-dilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 22 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 1, 2019. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Quarterly Report on Form 10-Q.

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

In addition, we have been developing EGP-437, which incorporates a reformulated topically active corticosteroid, Dexamethasone Phosphate, that is delivered into the ocular tissues through our proprietary innovative drug delivery system, the EyeGate® II Delivery System (“EGP-437 Combination Product”). EGP-437 is being developed under the 505(b)(2) New Drug Application (“NDA”) regulatory pathway for drugs submitted for approval to the U.S. Food and Drug Administration, or FDA, which enables an applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its NDA.

We have been developing EGP-437 for the treatment of various inflammatory conditions of the eye, including the treatment of ocular inflammation and pain in post-surgical cataract patients and anterior uveitis, a debilitating form of intraocular inflammation of the anterior portion of the uvea, such as the iris and/or ciliary body. We announced topline data for the Phase 2b cataract surgery trial in the first quarter of 2018 and although EGP-437 demonstrated a higher rate of success compared to vehicle at all time points, the co-primary endpoints of proportion of subjects with an anterior chamber cell (“ACC”) count of zero at Day 7 and the proportion of subjects with a pain score of zero at Day 1 did not show statistical significance. Additionally, we announced topline data for the confirmatory Phase 3 uveitis trial in the third quarter of 2018 and although EGP-437 showed clinical efficacy, defined as a reduction in ACC score throughout the study, it did not demonstrate non-inferiority to the prednisolone acetate ophthalmic solution control group. We will continue to review the data and will be assessing our strategic options for EGP-437 going forward.

We entered into two exclusive global license agreements with a subsidiary of Bausch Health Companies, Inc. (“BHC”) for our EGP-437 Combination Product in the fields of anterior uveitis and for the treatment of post-operative ocular inflammation and pain in ocular surgery patients. Effective March 14, 2019, BHC voluntarily terminated these license agreements reinstating to us all of the rights and privileges of the EGP-437 platform.

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

On March 19, 2019, we received written notification from Nasdaq indicating that based upon our continued non-compliance with the bid price rule as of March 18, 2019, our common stock would be subject to delisting from The Nasdaq Capital Market on March 28, 2019, unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). We timely requested a hearing and presented our plan to evidence future compliance with the bid price rule before the Panel on May 2, 2019. The Panel is reviewing our request and will issue a written decision generally within 30 days of the hearing date.

Throughout our history, we have not generated significant revenue. We have generally not been profitable and from inception through March 31, 2019, our losses from operations have aggregated $92.3 million. Our net income was approximately $0.871 million for the three months ended March 31, 2019 and our net loss was approximately $2.4 million for the three months ended March 31, 2018. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our EyeGate OBG, our lead product candidate for corneal epithelial defects, and any other product candidates we advance to clinical development. If we obtain regulatory approval for EyeGate OBG, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of EyeGate OBG including sales, marketing and distribution functions.

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

Substantially all of our research and development expenses to date have been incurred in connection with our EyeGate OBG and EGP-437 Combination Product. We expect our research and development expenses to remain consistent for the near future as we advance EyeGate OBG and any other product candidate through clinical development, including the conduct of our planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our EyeGate OBG and any other product candidate that we may develop. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Under ASU No. 2016-02, lessees are required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and the right-to-use assets, which are asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. We did not early adopt this standard and have leases (see Note 10) in place at the effective date. We evaluated the effect of the new guidance and adopted the new standard effective January 1, 2019 using the modified retrospective method. As a result, we recorded right-of-use leased assets and corresponding liabilities of approximately $0.137 million on January 1, 2019.

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

Results of Operations

Comparison of Three Months ended March 31, 2019 and 2018

The following table summarizes the results of our operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
Collaboration Revenue	$2,686,000	$1,096,008	$1,589,992
Operating Expenses:
Research and Development	721,477	2,521,009	(1,799,532)
General and Administrative	1,135,883	954,048	181,835
Total Operating Expenses	1,857,360	3,475,057	(1,617,697)
Other Income (Expense), Net	42,169	(278)	42,447
Net Income (Loss)	$870,809	$(2,379,327)	$3,250,136

Collaboration Revenue. Collaboration Revenue was $2.686 million for the three months ended March 31, 2019, compared to $1.096 million for the three months ended March 31, 2018. The revenue generated in both the first quarter of 2019 and 2018 related to BHC milestone payments earned. The revenue recognized for the three months ended March 31, 2019 was a result of the termination of the license agreements with BHC and no further revenue will be recognized related to these agreements.

Research and Development Expenses.  Research and Development Expenses were $0.721 million for the three months ended March 31, 2019, compared to $2.521 million for the three months ended March 31, 2018. The decrease of $1.8 million was primarily due to decreases in clinical activity for the EGP-437 trials for anterior uveitis and the treatment of post cataract surgery inflammation and pain; chemistry, manufacturing and controls work related to EGP-437, as well as personnel related costs.

General and Administrative Expenses.  General and Administrative Expenses were $1.136 million for the three months ended March 31, 2019, compared to $0.954 million for the three months ended March 31, 2018. The increase of $0.182 million was primarily due to increases in personnel related and corporate costs, partially offset by decreases in professional fees for legal and other public company costs.

Other Income (Expense), Net. Other Income (Expense), Net was $0.042 million for the three months ended March 31, 2019, compared to $0 million for the three months ended March 31, 2018 due to more favorable interest rates on our cash balances.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from four registered offerings of our Common Stock and Convertible Preferred Stock, payments from the BHC License Agreements and the U.S. Government Grants, and sales through our At The Market Offering Agreement. From inception through March 31, 2019, we have raised a total of approximately $94.6 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $14.9 million in payments received under our license agreements and U.S. Government Grants.

Through March 31, 2019, we have received cash payments of $13.8 million under the BHC Agreements, which are presented as Collaboration Revenue on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), or Deferred or Unbilled Revenue on our Condensed Consolidated Balance Sheet. Additionally, on January 1, 2018, $9.5 million was recorded as a reduction to our opening accumulated deficit balance on our Condensed Consolidated Balance Sheet.

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

On June 14, 2017, we completed a public offering of 5,336,667 shares of Common Stock and 1,995 shares of Series B Preferred Stock (convertible into 1,330,000 shares of Common Stock), along with warrants to purchase 6,666,667 shares of Common Stock. The offering was priced at $1.50 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series B Convertible Preferred Stock) and warrant. The total net proceeds to us from this offering, after deducting the placement agent fees and offering expenses, were approximately $8.8 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series B Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $1.50 per share, which totaled warrants to purchase an aggregate of 6,666,667 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on June 14, 2022, five years following the date of issuance. As of March 31, 2019, holders of the Series B Preferred Stock had converted all 1,995 shares of Series B Preferred Stock into an aggregate of 1,330,000 shares of Common Stock.

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

At March 31, 2019, we had cash and cash equivalents totaling $5,855,966.

The following table sets forth the primary uses of cash for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net Cash Used in Operating Activities	$(2,146,567)	$(4,114,723)
Net Cash Used in Financing Activities	$(1,572)	$(43,555)

Comparison of Three Months Ended March 31, 2019 and 2018

Operating Activities. Net cash used in operating activities was $2.147 million for the three months ended March 31, 2019, compared to $4.115 million for the three months ended March 31, 2018. During the first three months of 2019, we recorded decreases in deferred revenue of $2.686 million, accounts payable and accrued expenses of $0.355 million, and prepaid expenses of $0.243 million; partially offset by net income of $0.871 million and stock-based compensation expense of $0.233 million. During the first three months of 2018, we recorded a net loss of $2.379 million, as well as decreases in deferred and unbilled revenue of $0.898 million, accounts payable and accrued expenses of $0.887 million, and prepaid expenses of $0.102 million; partially offset by stock-based compensation of $0.146 million.

Financing Activities. Net cash used in financing activities was $0.002 million for the three months ended March 31, 2019, compared to $0.044 million for the three months ended March 31, 2018. During the three months ended March 31, 2018, we incurred $0.040 million in stock issuance costs.

Funding Requirements and Other Liquidity Matters

Our CMHA-S-based product pipeline and our EGP-437 Combination Product are still in various stages of clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our Stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a Common Stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including our CMHA-S-based products and our EGP-437 Combination Product, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our CMHA-S-based products or any other products that we would otherwise prefer to develop and market ourselves.

Based on our cash on hand at March 31, 2019, we believe we will have sufficient cash to fund planned operations through October 31, 2019. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we successfully completed our IPO, a follow-on offering, a registered direct offering, two public offerings, and sales under our at-the-market equity offering, additional capital may not be available on terms favorable to us, if at all. On May 3, 2019, we filed a registration statement on Form S-3 to register a total of $50,000,000 of our securities for sale to the public from time to time in what is known as a “shelf offering”. This filing is under review by the SEC and has not yet been declared effective. We do not know if our future offerings, including offerings pursuant to any shelf registration statement, will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of March 31, 2019.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2019:

	Total	Less than 1 year	1-3 years	More than 3 years
Leases (1)	$101,500	$101,500	$-	$-
Licensing Agreement (2)	347,500	52,500	90,000	205,000
Total (3)	$449,000	$154,000	$90,000	$205,000

(1)	Lease obligations reflect our obligation to make payments in connection with operating leases for our office space.
(2)	Licensing Agreement obligations represent our commitments under license agreements, including those made by us under our license agreements with the University of Miami School of Medicine, the University of Utah Research Foundation and BioTime.
(3)	This table does not include (a) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer and our Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Accounting and Reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended March 31, 2019. Management concluded that no changes to our internal control over financial accounting and reporting occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

While we are not currently a party to any legal proceedings, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.

Item 1A.	Risk Factors.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019 contains risk factors identified by the Company. There have been no material changes to the risk factors we previously disclosed. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2019	By:	/s/ Stephen From
President and Chief Executive Officer
(Principal executive officer)

Date: May 8, 2019	By:	/s/ Sarah Romano
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

