Form 10-Q
period 2019-06-30
EYEGATE PHARMACEUTICALS INC
filed 2019-08-08
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

☐ Yes   ☒ No

At August 6, 2019, there were 45,675,737 shares of the registrant’s common stock outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2019

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

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,465,086	$8,004,237
Prepaid Expenses and Other Current Assets	551,652	455,760
Right-of-Use Assets	109,512	-
Current Portion of Refundable Tax Credit Receivable	1,639	18,436
Total Current Assets	5,127,889	8,478,433
Property and Equipment, Net	30,182	43,518
Restricted Cash	45,000	45,000
Goodwill	1,525,896	1,525,896
Intangible Assets and In-Process R&D, Net	4,143,564	4,156,064
Other Assets	23,011	31,706
Total Assets	$10,895,542	$14,280,617
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$96,580	$63,654
Accrued Expenses	737,725	1,114,728
Lease Liabilities	109,512	-
Deferred Revenue	-	2,686,000
Total Current Liabilities	943,817	3,864,382
Non-Current Liabilities:
Contingent Consideration	1,210,000	1,210,000
Deferred Tax Liability	269,968	269,968
Total Non-Current Liabilities	1,479,968	1,479,968
Total Liabilities	2,423,785	5,344,350
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 9,994,184 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding at June 30, 2019 and December 31, 2018; 10,000 designated Series B, 0 shares issued and outstanding at June 30, 2019 and December 31, 2018; 10,000 shares designated Series C, 4,092 shares issued and outstanding at June 30, 2019 and December 31, 2018	41	41
Common Stock, $0.01 Par Value: 120,000,000 shares authorized; 45,675,737 and 45,578,878 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	456,758	437,939
Additional Paid-In Capital	101,996,431	101,514,154
Accumulated Deficit	(94,116,661)	(93,150,198)
Accumulated Other Comprehensive Income	135,188	134,331
Total Stockholders’ Equity	8,471,757	8,936,267
Total Liabilities and Stockholders’ Equity	$10,895,542	$14,280,617

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Collaboration Revenue	$-	$242,012	$2,686,000	$1,338,020
Operating Expenses:
Research and Development	(763,896)	(1,837,799)	(1,485,373)	(4,358,808)
General and Administrative	(1,105,904)	(1,202,531)	(2,241,787)	(2,156,579)
Total Operating Expenses	(1,869,800)	(3,040,330)	(3,727,160)	(6,515,387)
Operating Loss Before Other Expense	(1,869,800)	(2,798,318)	(1,041,160)	(5,177,367)
Other Income, Net:
Interest Income	32,636	18,367	74,913	18,393
Interest Expense	(108)	(304)	(216)	(608)
Total Other Income, Net	32,528	18,063	74,697	17,785
Net Loss	$(1,837,272)	$(2,780,255)	$(966,463)	$(5,159,582)
Net Loss per Common Share- Basic and Diluted	$(0.04)	$(0.07)	$(0.02)	$(0.19)
Weighted Average Shares Outstanding- Basic and Diluted	43,800,288	37,484,329	43,785,475	27,426,668
Net Loss	$(1,837,272)	$(2,780,255)	$(966,463)	$(5,159,582)
Other Comprehensive Loss:
Foreign Currency Translation Adjustments	1,355	2,006	857	3,240
Comprehensive Loss	$(1,835,917)	$(2,778,249)	$(965,606)	$(5,156,342)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

					Additional	Accumulated Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at March 31, 2019	4,092	$41	45,575,737	$455,758	$101,729,241	$133,833	$(92,279,389)	$10,039,484

Stock-Based Compensation					236,190			236,190

Issuance of Shares of Common Stock from Warrant Exercises			100,000	1,000	31,000			32,000

Foreign Currency Translation Adjustment						1,355		1,355

Net Loss							(1,837,272)	(1,837,272)

Balance at June 30, 2019	4,092	$41	45,675,737	$456,758	$101,996,431	$135,188	$(94,116,661)	$8,471,757

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Income	Deficit	Equity
Balance at March 31, 2018	600	$6	-	$-	17,257,255	$172,573	$89,694,834	$128,707	$(84,718,102)	$5,278,018

Stock-Based Compensation							145,309			145,309

Issuance of Stock in Offering, Net of Offering Costs of $1,141,238			6,536	65	14,730,000	147,299	10,001,792			10,149,156

Conversion of Series B Preferred Stock into Common Stock	(600)	(6)			400,000	4,000	(3,994)			-

Conversion of Series C Preferred Stock into Common Stock			(2,444)	(24)	7,638,750	76,388	(76,364)			-

Issuance of Shares of Common Stock from Warrant Exercises					2,356,875	23,569	730,656			754,225

Foreign Currency Translation Adjustment								2,006		2,006

Net Loss									(2,780,255)	(2,780,255)

Balance at June 30, 2018	-	$-	4,092	$41	42,382,880	$423,829	$100,492,233	$130,713	$(87,498,357)	$13,548,459

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

					Additional	Accumulated Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	4,092	$41	45,578,878	$437,939	$101,514,154	$134,331	$(93,150,198)	$8,936,267

Stock-Based Compensation					469,096			469,096

Cancellation and Correction of Restricted Stock Par Value			(3,141)	17,819	(17,819)			-

Issuance of Shares of Common Stock from Warrant Exercises			100,000	1,000	31,000			32,000

Foreign Currency Translation Adjustment						857		857

Net Loss							(966,463)	(966,463)

Balance at June 30, 2019	4,092	$41	45,675,737	$456,758	$101,996,431	$135,188	$(94,116,661)	$8,471,757

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2017, as filed	600	$6	-	$-	17,257,255	$172,573	$89,589,681	$127,473	$(91,816,655)	$(1,926,922)

Cumulative effect of change in accounting principle (note 2)									9,477,880	9,477,880

Balance at January 1, 2018	600	6	-	-	17,257,255	172,573	89,589,681	127,473	(82,338,775)	7,550,958

Stock-Based Compensation							290,856			290,856

Issuance of Stock in Offering, Net of Offering Costs of $1,141,238			6,536	65	14,730,000	147,299	9,961,398			10,108,762

Conversion of Series B Preferred Stock into Common Stock	(600)	(6)			400,000	4,000	(3,994)			-

Conversion of Series C Preferred Stock into Common Stock			(2,444)	(24)	7,638,750	76,388	(76,364)			-

Issuance of Shares of Common Stock from Warrant Exercises					2,356,875	23,569	730,656			754,225

Foreign Currency Translation Adjustment								3,240		3,240

Net Loss									(5,159,582)	(5,159,582)

Balance at June 30, 2018	-	$-	4,092	$41	42,382,880	$423,829	$100,492,233	$130,713	$(87,498,357)	$13,548,459

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities:
Net Loss	$(966,463)	$(5,159,582)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization of Intangible Assets	25,836	15,932
Amortization of Right-of-Use Assets	79,641	-
Stock-Based Compensation	469,096	290,856
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	(95,893)	14,746
Refundable Tax Credit Receivable	16,672	10,076
Other Assets	8,695	-
Accounts Payable	32,927	(350,064)
Lease Liabilities	(79,641)	-
Deferred Revenue	(2,686,000)	577,208
Unbilled Revenue	-	(689,928)
Accrued Expenses	(373,860)	(768,996)
Net Cash Used in Operating Activities	(3,568,990)	(6,059,752)
Financing Activities:
Proceeds from Stock Offerings, Net of Offering Costs	-	10,108,762
Exercise of Warrants	32,000	754,225
Equipment Financing Payments	(3,143)	(6,322)
Net Cash Provided by Financing Activities	28,857	10,856,665
Effect of Exchange Rate Changes on Cash	982	1,861
Net (Decrease) Increase in Cash	(3,539,151)	4,798,774
Cash, Including Restricted Cash, Beginning of Period	8,049,237	7,851,029
Cash, Including Restricted Cash, End of Period	$4,510,086	$12,649,803
Supplemental Disclosures of Noncash Operating and Financing Activities
Creation of Right-of-Use Assets and Related Lease Liabilities	$189,153	$-
Conversion of Preferred Stock into Common Stock	$-	$36,637
Cancellation and Correction of Restricted Stock Par Value	$17,819	$-

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

As of June 30, 2019, there were 45,675,737 shares of Common Stock outstanding, no shares of Series A Preferred Stock outstanding, no shares of Series B Preferred Stock outstanding, and 4,092 shares of Series C Preferred Stock outstanding.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2019, EyeGate had Cash and Cash Equivalents of $4,465,086, and an Accumulated Deficit of $94,116,661. EyeGate has incurred losses and negative cash flows since inception, and future losses are anticipated. The Company anticipates having sufficient cash to fund planned operations through October 31, 2019, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although historically the Company has been successful at raising capital, additional capital may not be available on terms favorable to EyeGate, if at all. On May 13, 2019, the SEC declared effective EyeGate’s registration statement on Form S-3, registering a total of $50,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings, including offerings pursuant to its shelf registration statement, will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

In-process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At June 30, 2019 and December 31, 2018, there is $3,912,314 of in-process R&D, as part of intangible assets and in-process R&D on the Condensed Consolidated Balance Sheets.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

2.	Summary of Significant Accounting Policies - (continued)

Intangible Assets

The Company records intangible assets acquired in asset acquisitions of proprietary technology. The Company capitalizes intangible assets, amortizes them over the estimated useful life, and periodically evaluates the assets for impairment. At June 30, 2019 and December 31, 2018, there is $231,250 and $243,750 of net intangible assets, respectively, as part of intangible assets and in-process R&D on the Condensed Consolidated Balance Sheets.

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

Related Party Transactions

The Company has entered into certain related-party transactions, making payments for services to one vendor, nine consultants and two public universities for the six months ended June 30, 2019, all of whom also are stockholders of the Company. These transactions generally are ones that involve a stockholder or option holder of the Company to whom we also make payments during the year, typically as a consultant or a service provider. The amounts recorded or paid are not material to the accompanying Condensed Consolidated Financial Statements, with the exception of payments related to manufacturing services to one vendor in the amount of approximately $185,000 during the six months ended June 30, 2019.

Net Loss per Share – Basic and Diluted

Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period, which, for basic net loss per share, does not include unvested restricted common stock that has been issued but is subject to forfeiture of 1,806,218 shares for the three and six months ended June 30, 2019 and 57,510 shares for the three and six months ended June 30, 2018.

Dilutive common equivalent shares consist of stock options, warrants, and preferred stock and are calculated using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants. Common equivalent shares do not qualify as participating securities. In periods where the Company records a net loss, unvested restricted common stock and potential common stock equivalents are not included in the calculation of diluted net loss per share as their effect would be anti-dilutive.

	June 30, 2019 (unaudited)	June 30, 2018 (unaudited)
Common Stock Warrants	40,744,086	42,255,336
Employee Stock Options	2,777,416	2,106,035
Preferred Stock	12,787,500	12,787,500
Total Shares of Potential Common Stock Equivalents	56,309,002	57,148,871

Fair Value of Financial Instruments

The carrying amounts of all current assets and current liabilities approximate their fair values due to the short-term nature of these items. As of June 30, 2019 and December 31, 2018, the fair value of the Company’s contingent consideration was $1,210,000 and $1,210,000, respectively.

At June 30, 2019 and December 31, 2018, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

On July 9, 2015, the Company entered into an exclusive, worldwide licensing agreement with a subsidiary of Bausch Health Companies, Inc. (“BHC”), through which the Company granted to BHC an exclusive, worldwide commercial and manufacturing right to the Company’s EGP-437 Combination Product in the field of anterior uveitis, as well as a right of last negotiation to license its EGP-437 Combination Product for indications other than anterior uveitis (the “BHC Agreement”). Under the BHC Agreement, BHC paid to the Company an initial upfront payment of $1.0 million and the Company was eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified development and commercial progress of the EGP-437 Combination Product for the treatment of anterior uveitis. The Company received milestone payments totaling $5.4 million. The Company received payments both when it crossed certain thresholds on the way to each milestone, as well as once it achieved each milestone. The Company is entitled to retain all of these payments. Effective March 14, 2019, this license agreement was voluntarily terminated by BHC reinstating to the Company all of the rights and privileges of the EGP-437 platform. Upon termination of this agreement, all amounts remaining in deferred revenue were recognized as revenue, as the Company no longer had any remaining performance obligations.

On February 21, 2017, the Company entered into another exclusive, worldwide licensing agreement with a subsidiary of BHC (the “New BHC Agreement”), through which the Company granted BHC exclusive, worldwide commercial and manufacturing rights to its EGP-437 Combination Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients (the “New Field”). Under the New BHC Agreement, BHC paid the Company an initial upfront payment of $4.0 million, and the Company was eligible to receive milestone payments totaling up to approximately $99.0 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Combination Product for the New Field. The Company received milestone payments totaling $3.4 million. The Company received payments both when it crossed certain thresholds on the way to each milestone, as well as once it achieved each milestone. The Company is entitled to retain all of these payments. Effective March 14, 2019, this license agreement was voluntarily terminated by BHC reinstating to the Company all of the rights and privileges of the EGP-437 platform. Upon termination of this agreement, all amounts remaining in deferred revenue were recognized as revenue, as the Company no longer had any remaining performance obligations.

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

June 30, 2019

2.	Summary of Significant Accounting Policies - (continued)

The Company recognizes revenue when its customer obtains control of promised services, in an amount that reflects the consideration which the Company expects to receive in exchange for those services. To determine whether arrangements are within the scope of this guidance, the Company performs the following five steps: (i) identifies the contract with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the Company satisfies its performance obligation. The Company applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Upon adoption of ASU No. 2014-09, the Company recognizes revenue from the transaction price applied to each single performance obligation over time as milestones are reached for each performance obligation. The Company only recognizes revenue on those milestones that are within the Company’s control and any constrained variable consideration that requires regulatory approval will only be included in the transaction price when performance is complete.

The below table represents the changes in the Company’s contract liabilities:

	June 30, 2019	December 31, 2018
Contract Liabilities:
Deferred Revenue	$-	$2,686,000

	Six Months Ended
	June 30, 2019
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$2,686,000

In addition, the Company may receive government grant funds for specified ocular therapeutic research activities. Revenue under these grants will be recorded when the Company performs the activities specified by the terms of each grant and is entitled to the funds.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Under ASU No. 2016-02, lessees are required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and the right-to-use assets, which are asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company adopted the new standard effective January 1, 2019 using the modified retrospective method. As a result, the Company recorded right-of-use leased assets and corresponding liabilities of approximately $0.137 million on January 1, 2019.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

3.	Property and Equipment

Property and equipment at June 30, 2019 and December 31, 2018 consists of the following:

	Estimated Useful Life (Years)	June 30, 2019 (unaudited)	December 31, 2018
Laboratory Equipment	3	$62,576	$62,576
Office Furniture	5	14,430	14,430
Leasehold Improvements	2	22,569	22,569
Total Property and Equipment, Gross		99,575	99,575
Less: Accumulated Depreciation		69,393	56,057
Total Property and Equipment, Net		$30,182	$43,518

Depreciation expense was $6,668 and $7,966 for the three months ended June 30, 2019 and 2018, respectively, and $13,336 and $15,932 for the six months ended June 30, 2019 and 2018, respectively.

4.	Accrued Expenses

Accrued expenses at June 30, 2019 and December 31, 2018 consist of the following:

	June 30, 2019 (unaudited)	December 31, 2018
Payroll and Benefits	$488,245	$722,178
Professional Fees	122,398	165,894
Clinical Trials	118,010	212,540
Consulting	7,500	9,401
Short-Term Portion of Capital Financing Obligation	1,572	4,715
Total Accrued Expenses	$737,725	$1,114,728

5.	Debt

The Company has no indebtedness other than trade and accounts payable and capital financing obligations in the ordinary course of business at June 30, 2019 and December 31, 2018.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

6.	Intangible Assets and In-Process R&D

Intangible assets at June 30, 2019 consist of the rights to trade-secrets and know-how related to the manufacturing of the EyeGate Ocular Bandage Gel (“OBG”). During the third quarter of 2018, the Company entered into an intellectual property license agreement with SentrX Animal Care, Inc. (“SentrX”) with respect to certain rights relating to the manufacturing of the EyeGate OBG product. The intangible assets were recorded at $250,000, representing the upfront payment paid to SentrX. Additionally, SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified development and commercial milestones. These future milestone payments to SentrX will increase the carrying value of the intangible assets. The Company’s intangible assets are amortized on a straight-line basis over the estimated useful lives. Additionally, in-process R&D at June 30, 2019 and December 31, 2018 consists of projects acquired from the acquisition of Jade that have not reached technological feasibility and which have no alternative future use. Once the R&D process is complete, the Company will amortize the R&D asset over its remaining useful life, or if the Company determines not to continue with R&D, write such assets off. The Company periodically evaluates these assets for impairment.

Intangible assets and in-process R&D at June 30, 2019 and December 31, 2018 consists of the following:

	Estimated Useful Life (Years)	June 30, 2019 (unaudited)	December 31, 2018
Trade Secrets	10	$250,000	$250,000
Less: Accumulated Amortization		(18,750)	(6,250)
Intangible Assets, Net		231,250	243,750
In-Process R&D		3,912,314	3,912,314
Total Intangible Assets and In-Process R&D, Net		$4,143,564	$4,156,064

Amortization expense on intangible assets was $6,250 and $0 for the three months ended June 30, 2019 and 2018, respectively, and $12,500 and $0 for the six months ended June 30, 2019 and 2018, respectively.

7.	Capital Stock

On May 24, 2016, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at the market equity program under which the Company can from time to time offer and sell up to 1,319,289 shares of its Common Stock through the Sales Agent. On February 21, 2017, the Company authorized the Sales Agent to restart sales under the ATM Agreement for maximum aggregate gross proceeds of up to $3,285,798. During the first quarter of 2017, the Company sold 642,150 shares of Common Stock under this agreement for total net proceeds to the Company, after deducting the placement agent fees and offering expenses, of approximately $1.8 million. No further shares of Common Stock were sold pursuant to the ATM Agreement. The ATM Agreement terminated automatically pursuant to its terms on May 24, 2019.

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

June 30, 2019

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

At June 30, 2019, the Company had 120,000,000 authorized shares of Common Stock, $0.01 par value, of which 45,675,737 shares were outstanding. At June 30, 2019, the Company had 9,994,184 authorized shares of Preferred Stock, $0.01 par value, of which 3,750 shares were designated as Series A Preferred Stock and 0 shares are issued and outstanding, 10,000 shares were designated as Series B Preferred Stock and 0 shares are issued and outstanding, and 10,000 shares were designated as Series C Preferred Stock and 4,092 shares are issued and outstanding. At June 30, 2019, there were 0 shares of Common Stock underlying the outstanding shares of Series A Preferred Stock, 0 shares of Common Stock underlying the outstanding shares of Series B Preferred Stock, and 12,787,500 shares of Common Stock underlying the outstanding shares of Series C Preferred Stock.

8.	Warrants

The following is a summary of warrant activity for the six months ended June 30, 2019 and 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2018	40,844,086	$1.00	4.05
Exercised	(100,000)	0.32	3.80
Outstanding at June 30, 2019	40,744,086	1.00	3.55

Outstanding at December 31, 2017	9,455,961	3.26	4.23
Issued	35,156,250	0.32	4.80
Exercised	(2,356,875)	0.32	4.80
Outstanding at June 30, 2018	42,255,336	$0.98	4.56

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

June 30, 2019

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

The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”) and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. As of June 30, 2019, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP was 8,390,123 and 170,567 shares, respectively.

In January 2019, the number of shares of common stock issuable under the 2014 Plan automatically increased by 350,000 shares pursuant to the terms of the 2014 Plan. These additional shares are included in the total of 8,390,123 shares issuable under the 2014 Plan.

The following is a summary of stock option activity under the Plans for the six months ended June 30, 2019 and 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (In Years)
Outstanding at December 31, 2018	2,076,153	$2.28	6.51
Granted	750,000	0.48
Expired	(48,737)	1.08
Outstanding at June 30, 2019	2,777,416	$1.81	7.10
Exercisable at June 30, 2019	1,651,546	$2.65	5.62
Vested and Expected to Vest at June 30, 2019	2,777,416	$1.81	7.10

Outstanding at December 31, 2017	1,893,003	$2.49	5.40
Granted	275,500	0.57
Forfeited	(1,500)	0.83
Expired	(60,968)	0.80
Outstanding at June 30, 2018	2,106,035	$2.29	4.66
Exercisable at June 30, 2018	1,429,484	$2.65	3.95
Vested and Expected to Vest at June 30, 2018	2,106,035	$2.29	4.66

During the six months ended June 30, 2019 and June 30, 2018, the Board approved the grant of options to purchase 750,000 and 275,500 shares of its Common Stock, respectively. All option grants were pursuant to the 2014 Plan. In general, options granted under the 2014 Plan vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

9.	Equity Incentive Plan - (continued)

For the six months ended June 30, 2019 and 2018, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2019	2018
Risk-Free Interest Rate	1.82%	1.82%
Expected Life	5.00 years	7.00 years
Expected Volatility	152%	159%
Expected Dividend Yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the six months ended June 30, 2019 and 2018 was $0.47 and $0.55, respectively.

The following is a summary of restricted stock activity for the six months ended June 30, 2019 and June 30, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Recognition Period
Nonvested Outstanding at December 31, 2018	1,822,132	$0.59
Vested	(12,773)	1.52
Forfeited	(3,141)	1.52
Nonvested Outstanding at June 30, 2019	1,806,218	$0.58	1.77
Nonvested Outstanding at December 31, 2017	103,000	1.52
Vested	(45,490)	1.52
Nonvested Outstanding at June 30, 2018	57,510	$1.52	1.60

During the six months ended June 30, 2019, 3,141 shares of restricted stock, which had not vested, were forfeited and returned to the Company. No shares were forfeited during the three months ended June 30, 2019, or the three and six months ended June 30, 2018. The total stock-based compensation expense for employees and non-employees is included in the accompanying Condensed Consolidated Statements of Operations and as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and Development	$58,611	$49,897	$123,150	$106,975
General and Administrative	177,579	95,412	345,946	183,881
Total Stock-Based Compensation Expense	$236,190	$145,309	$469,096	$290,856

The fair value of options granted for the six months ended June 30, 2019 and June 30, 2018 was approximately $368,200 and $151,200, respectively. As of June 30, 2019 and June 30, 2018, there was approximately $1,122,000 and $805,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted-average period of 2.00 and 1.57 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2019 and June 30, 2018 was approximately $0 and $0, respectively.

At June 30, 2019, there were 4,033,056 shares available under the 2014 Plan and 117,090 shares available under the Company’s ESPP.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

10.	Commitments and Contingencies

Leases

The Company is a party to a real property operating lease for the rental of office space in Waltham, Massachusetts of up to 4,516 square feet, that is used for its corporate headquarters. This lease terminates in December 2019. On July 6, 2016, the Company entered into a real property operating lease for office and laboratory space of approximately 2,300 square feet in Salt Lake City, Utah. This lease was amended during the second quarter of 2019 to extend its termination until June 2020.

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

Maturities of lease liabilities were as follows as of June 30, 2019:

Operating Leases
Remainder of 2019	$86,390
2020	27,682
Less: Imputed Interest	(4,560)
Present Value of Lease Liabilities	$109,512

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. As a result of the 401(k) plan compliance review for the year ended December 31, 2018, the Company will contribute approximately $29,700 to eligible employees. The Company has accrued an estimate for contributions likely due as a result of the 401(k) plan compliance review for the year ended December 31, 2019. The Company made no matching contribution for the six months ended June 30, 2019 and 2018.

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

HA is a naturally occurring polymer that is important in many physiological processes, including wound healing, tissue homeostasis, and joint lubrication. To create this hydrogel, the HA is modified to create CMHA that is then crosslinked together through the thiol groups to CMHA-S. Crosslinking slows degradation of the HA backbone and provides a matrix for incorporating therapeutic agents. Variations in the number of thiols per molecule, the molecular weight of the polymer, the concentration of the polymer, the type of crosslinking, and incorporation of active ingredients, provides a highly versatile platform that can be tailored to a specific application and formulated as eye drops, gels, or films.

Our first CMHA-S-based product candidate, EyeGate Ocular Bandage Gel (“OBG”), is a topically applied 0.75% CMHA-S eye drop formulation that has completed three in-man clinical trials. We announced positive topline data from the initial trial and follow-on trial evaluating the ability of OBG to manage ocular surface re-epithelialization following photorefractive keratectomy (“PRK”) surgery. We also announced positive topline data from our first clinical trial focused on treating patients with punctate epitheliopathies (“PE”). We initiated a pivotal study for the indication of PRK in the second quarter of 2019 with topline data expected by year end 2019. Assuming positive data from this study, we plan to file for commercialization for this indication shortly thereafter. Additionally, the FDA approved the initiation of a follow-on trial for the indication of PE in the third quarter of 2019, with topline data expected by year end 2019. OBG eye drops create a thin, durable and protective coating to the damaged surface of the eye, serving to facilitate and manage corneal re-epithelization. OBG is intended for the protection of the ocular surface and the management of corneal epithelial wounds, defects, and epitheliopathies.

Preclinical studies suggest that the specific CMHA-S chemical modification comprising OBG creates a favorable set of attributes, including prolonged retention time on the ocular surface, and a smooth continuous clear barrier without blur that can minimize mechanical lid friction, reduce repeat injury, and mechanically protect the ocular surface, allowing for the management of corneal re-epithelization. The gel is presently available commercially as a veterinary device indicated for use in the management of superficial corneal ulcers. Manufactured by SentrX Animal Care and sold in the U.S. by Bayer Animal Health as Remend® Corneal Repair, the product has been used successfully for more than five years in dogs, cats and horses, without adverse effects. The composition of the veterinary product is identical to that of the OBG. We have obtained a license from BioTime, Inc. for the exclusive worldwide right to commercialize CMHA-S for ophthalmic treatments in humans. We paid BioTime $50,000 and are required to pay an annual fee of $30,000 and royalties to BioTime based on revenue relating to any product incorporating the CMHA-S technology. Our license agreement expires when patent protection for the CMHA-S technology lapses, which is expected to occur in the U.S. in 2028. We do not have the rights to the CMHA-S platform for animal health or veterinary medicine.

OBG is being developed pursuant to a de novo 510(k) regulatory pathway for devices submitted for marketing clearance to the U.S. Food and Drug Administration (“FDA”). We plan to develop OBG for two indications, management of corneal re-epithelization post PRK surgery and for evaluating the potential to help clinicians better manage patients with PE due to pathologies such as dry eye. We believe that OBG is the first and only eye drop being developed in the U.S. to target the management of corneal re-epithelization.

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

On March 19, 2019, we received written notification from Nasdaq indicating that based upon our continued non-compliance with the bid price rule as of March 18, 2019, our common stock would be subject to delisting from The Nasdaq Capital Market on March 28, 2019, unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). We timely requested a hearing and presented our plan to evidence future compliance with the bid price rule before the Panel on May 2, 2019. The Panel granted our request for continued listing of our common stock on The Nasdaq Capital Market pursuant to an extension through September 16, 2019, subject to the condition that we regain compliance with the Bid Price Rule by such date. If we do not regain compliance with the Bid Price Rule by September 16, 2019 or, based on any significant events that occur during the extension period, the Panel reconsiders the extension, Nasdaq would delist our common stock from The Nasdaq Capital Market.

Throughout our history, we have not generated significant revenue. We have generally not been profitable and from inception through June 30, 2019, our net losses from operations have aggregated $94.1 million. Our net loss was approximately $0.966 million and $5.2 million for the six months ended June 30, 2019 and June 30, 2018. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our EyeGate OBG, our lead product candidate for corneal epithelial defects, and any other product candidates we advance to clinical development. If we obtain regulatory approval for EyeGate OBG, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of EyeGate OBG including sales, marketing and distribution functions.

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

Results of Operations

Comparison of Three Months ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
Collaboration Revenue	$-	$242,012	$(242,012)
Operating Expenses:
Research and Development	763,896	1,837,799	(1,073,903)
General and Administrative	1,105,904	1,202,531	(96,627)
Total Operating Expenses	1,869,800	3,040,330	(1,170,530)
Other Income, Net	32,528	18,063	14,465
Net Loss	$(1,837,272)	$(2,780,255)	$942,983

Collaboration Revenue. Collaboration Revenue was $0 million for the three months ended June 30, 2019, compared to $0.242 million for the three months ended June 30, 2018. The revenue generated in the second quarter of 2018 related to BHC milestone payments earned.

Research and Development Expenses.  Research and Development Expenses were $0.764 million for the three months ended June 30, 2019, compared to $1.838 million for the three months ended June 30, 2018. The decrease of $1.074 million was primarily due to decreases in clinical and other activity related to EGP-437, personnel related costs, as well as OBG manufacturing work and market research costs. These decreases were partially offset by an increase in costs related to the initiation of the PRK pivotal study during the second quarter of 2019.

General and Administrative Expenses.  General and Administrative Expenses were $1.106 million for the three months ended June 30, 2019, compared to $1.203 million for the three months ended June 30, 2018. The decrease of $0.097 million was primarily due to decreases in professional fees and corporate costs, partially offset by an increase in personnel related costs.

Other Income, Net. Other Income, Net was $0.033 million for the three months ended June 30, 2019, compared to $0.018 million for the three months ended June 30, 2018 due to more favorable interest rates on our cash balances.

Comparison of Six Months ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
Collaboration Revenue	$2,686,000	$1,338,020	$1,347,980
Operating Expenses:
Research and Development	1,485,373	4,358,808	(2,873,435)
General and Administrative	2,241,787	2,156,579	85,208
Total Operating Expenses	3,727,160	6,515,387	(2,788,227)
Other Income, Net:	74,697	17,785	56,912
Net Loss	$(966,463)	$(5,159,582)	$4,193,119

Collaboration Revenue. Collaboration Revenue was $2.686 million for the six months ended June 30, 2019, compared to $1.338 million for the six months ended June 30, 2018. The revenue recognized in the first six months of 2019 was a result of the termination of the license agreements with BHC and no further revenue will be recognized related to these agreements. The revenue generated in the first six months of 2018 related to the BHC milestone payments earned.

Research and Development Expenses.  Research and Development Expenses were $1.485 million for the six months ended June 30, 2019, compared to $4.359 million for the six months ended June 30, 2018. The decrease of $2.873 million was primarily due to decreases in clinical and other activity related to EGP-437, personnel related costs, as well as OBG manufacturing work and market research costs. These decreases were partially offset by an increase in costs related to the initiation of the PRK pivotal study during the second quarter of 2019.

General and Administrative Expenses.  General and Administrative Expenses were $2.242 million for the six months ended June 30, 2019, compared to $2.157 million for the six months ended June 30, 2018. The increase of $0.085 million was primarily due to an increase in personnel related costs, partially offset by a decrease in professional fees.

Other Income, Net. Other Income, Net was $0.075 million for the six months ended June 30, 2019, compared to $0.018 million for the six months ended June 30, 2018 due to more favorable interest rates on our cash balances.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from four registered offerings of our Common Stock and Convertible Preferred Stock, payments from the BHC License Agreements and the U.S. Government Grants, and sales through our At The Market Offering Agreement. From inception through June 30, 2019, we have raised a total of approximately $94.6 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $14.9 million in payments received under our license agreements and U.S. Government Grants.

Through June 30, 2019, we have received cash payments of $13.8 million under the BHC Agreements, which are presented as Collaboration Revenue on our Condensed Consolidated Statement of Operations and Comprehensive Loss, or Deferred or Unbilled Revenue on our Condensed Consolidated Balance Sheets. Additionally, on January 1, 2018, $9.5 million was recorded as a reduction to our opening accumulated deficit balance on our Condensed Consolidated Balance Sheets upon the adoption of ASU No. 2014-09.

On May 24, 2016, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at the market equity program under which we can from time to time offer and sell up to 1,319,289 shares of its Common Stock through the Sales Agent. On February 21, 2017, we authorized the Sales Agent to restart sales under the ATM Agreement for maximum aggregate proceeds of up to $3,285,798. During the first quarter of 2017, we sold 642,150 shares of Common Stock under this agreement for total net proceeds to us, after deducting the placement agent fees and offering expenses, of approximately $1.8 million. No further shares of Common Stock were sold pursuant to the ATM Agreement. The ATM Agreement terminated automatically pursuant to its terms on May 24, 2019.

On June 14, 2017, we completed a public offering of 5,336,667 shares of Common Stock and 1,995 shares of Series B Preferred Stock (convertible into 1,330,000 shares of Common Stock), along with warrants to purchase 6,666,667 shares of Common Stock. The offering was priced at $1.50 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series B Convertible Preferred Stock) and warrant. The total net proceeds to us from this offering, after deducting the placement agent fees and offering expenses, were approximately $8.8 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series B Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $1.50 per share, which totaled warrants to purchase an aggregate of 6,666,667 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on June 14, 2022, five years following the date of issuance. As of June 30, 2019, holders of the Series B Preferred Stock had converted all 1,995 shares of Series B Preferred Stock into an aggregate of 1,330,000 shares of Common Stock.

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

At June 30, 2019, we had unrestricted cash and cash equivalents totaling $4,465,086.

The following table sets forth the primary uses of cash for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Net Cash Used in Operating Activities	$(3,568,990)	$(6,059,752)
Net Cash Provided by Financing Activities	$28,857	$10,856,665

Comparison of Six Months Ended June 30, 2019 and 2018

Operating Activities. Net cash used in operating activities was $3.569 million for the six months ended June 30, 2019, compared to $6.060 million for the six months ended June 30, 2018. During the first six months of 2019, we recorded a net loss of $0.966 million, decreases in deferred revenue of $2.686 million and accrued expenses of $0.374 million; partially offset by stock-based compensation expense of $0.469 million. During the first six months of 2018, we recorded a net loss of $5.160 million, as well as decreases in accounts payable and accrued expenses of $1.119 million, and unbilled revenue of $0.690 million; partially offset by an increase in deferred revenue of $0.577 million and stock-based compensation expense of $0.291 million.

Financing Activities. Net cash provided by financing activities was $0.029 million for the six months ended June 30, 2019, compared to $10.857 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, we received $0.032 million from the exercise of warrants. During the six months ended June 30, 2018, we received net proceeds of $10.109 million from a stock offering and $0.754 million from the exercise of warrants.

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

Based on our cash on hand at June 30, 2019, we believe we will have sufficient cash to fund planned operations through October 31, 2019. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we successfully completed several public offerings, additional capital may not be available on terms favorable to us, if at all. On May 13, 2019, the SEC declared effective our registration statement on Form S-3, registering a total of $50,000,000 of our securities for sale to the public from time to time in what is known as a “shelf offering”. We do not know if our future offerings, including offerings pursuant to any shelf registration statement, will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of June 30, 2019.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2019:

	Total	Less than 1 year	1-3 years	More than 3 years
Leases (1)	$114,073	$114,073	$-	$-
Licensing Agreement (2)	342,500	47,500	90,000	205,000
Total (3)	$456,573	$161,573	$90,000	$205,000

(1)	Lease obligations reflect our obligation to make payments in connection with operating leases for our office space.
(2)	Licensing Agreement obligations represent our commitments under license agreements, including those made by us under our license agreements with the University of Miami School of Medicine, the University of Utah Research Foundation and BioTime.
(3)	This table does not include (a) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer and our Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Accounting and Reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended June 30, 2019. Management concluded that no changes to our internal control over financial accounting and reporting occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

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

Date: August 8, 2019	By:	/s/ Stephen From
President and Chief Executive Officer (Principal executive officer)

Date: August 8, 2019	By:	/s/ Sarah Romano
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

