Form 10-Q
period 2019-09-30
EYEGATE PHARMACEUTICALS INC
filed 2019-11-07
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

At November 5, 2019, there were 3,636,460 shares of the registrant’s common stock outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2019

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

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,454,577	$8,004,237
Prepaid Expenses and Other Current Assets	528,400	455,760
Right-of-Use Assets	125,749	-
Current Portion of Refundable Tax Credit Receivable	4,154	18,436
Total Current Assets	3,112,880	8,478,433
Property and Equipment, Net	23,514	43,518
Restricted Cash	45,000	45,000
Goodwill	1,525,896	1,525,896
Intangible Assets and In-Process R&D, Net	4,137,314	4,156,064
Other Assets	23,011	31,706
Total Assets	$8,867,615	$14,280,617
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,067,649	$63,654
Accrued Expenses	982,595	1,114,728
Lease Liabilities	125,749	-
Deferred Revenue	-	2,686,000
Total Current Liabilities	2,175,993	3,864,382
Non-Current Liabilities:
Contingent Consideration	1,210,000	1,210,000
Deferred Tax Liability	269,968	269,968
Total Non-Current Liabilities	1,479,968	1,479,968
Total Liabilities	3,655,961	5,344,350
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 9,994,184 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding at September 30, 2019 and December 31, 2018; 10,000 designated Series B, 0 shares issued and outstanding at September 30, 2019 and December 31, 2018; 10,000 shares designated Series C, 4,092 shares issued and outstanding at September 30, 2019 and December 31, 2018	41	41
Common Stock, $0.01 Par Value: 120,000,000 shares authorized; 3,036,460 and 3,038,592 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	30,365	30,386
Additional Paid-In Capital	102,588,367	101,921,707
Accumulated Deficit	(97,545,048)	(93,150,198)
Accumulated Other Comprehensive Income	137,929	134,331
Total Stockholders’ Equity	5,211,654	8,936,267
Total Liabilities and Stockholders’ Equity	$8,867,615	$14,280,617

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Collaboration Revenue	$-	$314,500	$2,686,000	$1,652,520
Operating Expenses:
Research and Development	(2,406,129)	(2,259,701)	(3,891,502)	(6,618,509)
General and Administrative	(1,045,145)	(1,232,677)	(3,286,932)	(3,389,256)
Total Operating Expenses	(3,451,274)	(3,492,378)	(7,178,434)	(10,007,765)
Operating Loss Before Other Expense	(3,451,274)	(3,177,878)	(4,492,434)	(8,355,245)
Other Income, Net:
Interest Income	22,996	54,346	97,909	72,739
Interest Expense	(109)	(304)	(325)	(912)
Total Other Income, Net	22,887	54,042	97,584	71,827
Net Loss	$(3,428,387)	$(3,123,836)	$(4,394,850)	$(8,283,418)
Net Loss per Common Share- Basic and Diluted	$(1.15)	$(1.08)	$(1.47)	$(3.80)
Weighted Average Shares Outstanding- Basic and Diluted	2,982,994	2,879,236	2,981,647	2,182,557
Net Loss	$(3,428,387)	$(3,123,836)	$(4,394,850)	$(8,283,418)
Other Comprehensive Loss:
Foreign Currency Translation Adjustments	2,741	6,382	3,598	9,622
Comprehensive Loss	$(3,425,646)	$(3,117,454)	$(4,391,252)	$(8,273,796)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2019 and 2018 (unaudited)

	Series C Preferred Stock		Common Stock		Additional Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2019	4,092	$41	3,045,049	$30,451	$102,422,738	$135,188	$(94,116,661)	$8,471,757

Stock-Based Compensation					179,722			179,722

Stock Issuance Costs					(11,565)			(11,565)

Cancellation of Fractional Shares due to Reverse Stock Split			(23)	-	-			-

Settlement of Fractional Shares due to Reverse Stock Split			(907)	(9)	(2,605)			(2,614)

Cancellation of Restricted Stock			(7,659)	(77)	77			-

Foreign Currency Translation Adjustment						2,741		2,741

Net Loss							(3,428,387)	(3,428,387)

Balance at September 30, 2019	4,092	$41	3,036,460	$30,365	$102,588,367	$137,929	$(97,545,048)	$5,211,654

	Series C Preferred Stock		Common Stock		Additional Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2018	4,092	$41	2,825,525	$28,255	$100,887,807	$130,713	$(87,498,357)	$13,548,459

Stock-Based Compensation					329,479			329,479

Issuance of Shares of Common Stock from Warrant Exercises			70,750	708	338,892			339,600

Foreign Currency Translation Adjustment						6,382		6,382

Net Loss							(3,123,836)	(3,123,836)

Balance at September 30, 2018	4,092	$41	2,896,275	$28,963	$101,556,178	$137,095	$(90,622,193)	$11,100,084

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Nine Months Ended September 30, 2019 and 2018 (unaudited)

					Additional	Accumulated Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	4,092	$41	3,038,592	$30,386	$101,921,707	$134,331	$(93,150,198)	$8,936,267

Stock-Based Compensation					648,818			648,818

Stock Issuance Costs
					(11,565)			(11,565)
Issuance of Shares of Common Stock from Warrant Exercises			6,666	67	31,933			32,000

Cancellation of Fractional Shares due to Reverse Stock Split			(23)	-	-			-

Settlement of Fractional Shares due to Reverse Stock Split			(907)	(9)	(2,605)			(2,614)

Cancellation of Restricted Stock			(7,868)	(79)	79			-

Foreign Currency Translation Adjustment						3,598		3,598

Net Loss							(4,394,850)	(4,394,850)

Balance at September 30, 2019	4,092	$41	3,036,460	$30,365	$102,588,367	$137,929	$(97,545,048)	$5,211,654

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2017, as filed	600	$6	-	$-	1,150,484	$11,505	$89,750,749	$127,473	$(91,816,655)	$(1,926,922)

Cumulative effect of change in accounting principle (note 2)									9,477,880	9,477,880

Balance at January 1, 2018	600	6	-	-	1,150,484	11,505	89,750,749	127,473	(82,338,775)	7,550,958

Stock-Based Compensation							620,335			620,335

Issuance of Stock in Offering, Net of Offering Costs of $1,141,238			6,536	65	982,000	9,820	10,098,877			10,108,762

Conversion of Series B Preferred Stock into Common Stock	(600)	(6)			26,666	267	(261)			-

Conversion of Series C Preferred Stock into Common Stock			(2,444)	(24)	509,250	5,092	(5,068)			-

Issuance of Shares of Common Stock from Warrant Exercises					227,875	2,279	1,091,546			1,093,825

Foreign Currency Translation Adjustment								9,622		9,622

Net Loss									(8,283,418)	(8,283,418)

Balance at September 30, 2018	-	$-	4,092	$41	2,896,275	$28,963	$101,556,178	$137,095	$(90,622,193)	$11,100,084

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net Loss	$(4,394,850)	$(8,283,418)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization of Intangible Assets	38,754	25,564
Amortization of Right-of-Use Assets	120,437	-
Stock-Based Compensation	648,818	620,335
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	(72,641)	(34,182)
Refundable Tax Credit Receivable	13,432	5,493
Other Assets	8,695	19,755
Accounts Payable	1,003,995	(381,907)
Lease Liabilities	(120,437)	-
Deferred Revenue	(2,686,000)	540,208
Unbilled Revenue	-	(689,928)
Accrued Expenses	(127,419)	(662,916)
Net Cash Used in Operating Activities	(5,567,216)	(8,840,996)

Investing Activities:
Purchase of Property and Equipment	-	(20,000)
Payment Under License Agreement	-	(250,000)
Net Cash Used in Investing Activities	-	(270,000)

Financing Activities:
Proceeds from Stock Offerings, Net of Offering Costs	-	10,108,762
Stock Issuance Costs	(11,565)	-
Settlement of Fractional Shares	(2,614)	-
Exercise of Warrants	32,000	1,093,825
Equipment Financing Payments	(4,715)	(7,894)
Net Cash Provided by Financing Activities	13,106	11,194,693
Effect of Exchange Rate Changes on Cash	4,450	10,368
Net (Decrease) Increase in Cash	(5,549,660)	2,094,065
Cash, Including Restricted Cash, Beginning of Period	8,049,237	7,851,029
Cash, Including Restricted Cash, End of Period	$2,499,577	$9,945,094

Supplemental Disclosures of Noncash Operating and Financing Activities
Creation of Right-of-Use Assets and Related Lease Liabilities	$246,186	$-
Conversion of Preferred Stock into Common Stock	$-	$5,359
Cancellation of Restricted Stock	$79	$-

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

As of September 30, 2019, there were 3,036,460 shares of Common Stock outstanding, no shares of Series A Preferred Stock outstanding, no shares of Series B Preferred Stock outstanding, and 4,092 shares of Series C Preferred Stock outstanding.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2019, EyeGate had Cash and Cash Equivalents of $2,454,577, and an Accumulated Deficit of $97,545,048. On October 2, 2019, EyeGate completed a private placement for gross proceeds of approximately $1.9 million. EyeGate has incurred losses and negative cash flows since inception, and future losses are anticipated. The Company anticipates having sufficient cash to fund planned operations through February 29, 2020, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing of the need for raising additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although historically the Company has been successful at raising capital, additional capital may not be available on terms favorable to EyeGate, if at all. On May 13, 2019, the SEC declared effective EyeGate’s registration statement on Form S-3, registering a total of $50,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings, including offerings pursuant to its shelf registration statement, will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Reverse Stock Split

On August 9, 2019, the Board of Directors approved a 1-for-15 reverse stock split of the Company’s outstanding common stock, effective August 30, 2019. Accordingly, all shares and per share amounts were retroactively adjusted to reflect this reverse stock split.

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

In-process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At September 30, 2019 and December 31, 2018, there is $3,912,314 of in-process R&D, as part of intangible assets and in-process R&D on the Condensed Consolidated Balance Sheets.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

2. Summary of Significant Accounting Policies - (continued)

Intangible Assets

The Company records intangible assets acquired in asset acquisitions of proprietary technology. The Company capitalizes intangible assets, amortizes them over the estimated useful life, and periodically evaluates the assets for impairment. At September 30, 2019 and December 31, 2018, there is $225,000 and $243,750 of net intangible assets, respectively, as part of intangible assets and in-process R&D on the Condensed Consolidated Balance Sheets.

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

Related Party Transactions

The Company has entered into certain related-party transactions, making payments for services to one vendor, nine consultants and one public university for the nine months ended September 30, 2019, all of whom also are stockholders of the Company. These transactions generally are ones that involve a stockholder or option holder of the Company to whom we also make payments during the year, typically as a consultant or a service provider. The amounts recorded or paid are not material to the accompanying Condensed Consolidated Financial Statements.

Net Loss per Share – Basic and Diluted

Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period, which, for basic net loss per share, does not include unvested restricted common stock that has been issued but is subject to forfeiture of 58,484 shares for the three and nine months ended September 30, 2019 and 125,912 shares for the three and nine months ended September 30, 2018.

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

	September 30, 2019 (unaudited)	September 30, 2018 (unaudited)
Common Stock Warrants	2,716,300	2,746,317
Employee Stock Options	180,212	145,746
Preferred Stock	852,500	852,500
Total Shares of Potential Common Stock Equivalents	3,749,012	3,744,563

Fair Value of Financial Instruments

The carrying amounts of all current assets and current liabilities approximate their fair values due to the short-term nature of these items. As of September 30, 2019 and December 31, 2018, the fair value of the Company’s contingent consideration was $1,210,000 and $1,210,000, respectively.

At September 30, 2019 and December 31, 2018, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

In May 2014, the FASB issued ASU No. 2014-09, Revenues from Contracts with Customers (“Topic 606”), as subsequently amended, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard was effective for public companies for years ending after December 15, 2017, with early adoption permitted.

The Company adopted the new standard on January 1, 2018, using the modified retrospective method, which resulted in a cumulative effect adjustment in the amount of $9.5 million to beginning 2018 accumulated deficit and to deferred and unbilled revenue for the BHC contracts impacted by the adoption of the new standard. The changes to the method and/or timing of the Company’s revenue recognition associated with the adoption of the new standard primarily relate to the determination that there is one performance obligation in each contract with BHC and that the license combined with the R&D services is the performance obligation.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

The below table represents the changes in the Company’s contract liabilities:

	September 30, 2019	December 31, 2018
Contract Liabilities: Deferred Revenue	$-	$2,686,000

Nine Months Ended
September 30, 2019
Revenue recognized in the period from: Amounts included in contract liability at the beginning of the period	$2,686,000

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

3. Property and Equipment

Property and equipment at September 30, 2019 and December 31, 2018 consists of the following:

	Estimated Useful Life (Years)	September 30, 2019 (unaudited)	December 31, 2018
Laboratory Equipment	3	$62,576	$62,576
Office Furniture	5	14,430	14,430
Leasehold Improvements	2	22,569	22,569
Total Property and Equipment, Gross		99,575	99,575
Less: Accumulated Depreciation		76,061	56,057
Total Property and Equipment, Net		$23,514	$43,518

Depreciation expense was $6,668 and $9,633 for the three months ended September 30, 2019 and 2018, respectively, and $20,004 and $25,564 for the nine months ended September 30, 2019 and 2018, respectively.

4. Accrued Expenses

Accrued expenses at September 30, 2019 and December 31, 2018 consist of the following:

	September 30, 2019 (unaudited)	December 31, 2018
Payroll and Benefits	$507,256	$722,178
Clinical Trials	298,290	212,540
Professional Fees	172,396	165,894
Consulting	4,653	9,401
Short-Term Portion of Capital Financing Obligation	-	4,715
Total Accrued Expenses	$982,595	$1,114,728

5. Debt

The Company has no indebtedness other than trade and accounts payable and capital financing obligations in the ordinary course of business at September 30, 2019 and December 31, 2018.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

6. Intangible Assets and In-Process R&D

Intangible assets at September 30, 2019 consist of the rights to trade-secrets and know-how related to the manufacturing of the EyeGate Ocular Bandage Gel (“OBG”). During the third quarter of 2018, the Company entered into an intellectual property license agreement with SentrX Animal Care, Inc. (“SentrX”) with respect to certain rights relating to the manufacturing of the EyeGate OBG product. The intangible assets were recorded at $250,000, representing the upfront payment paid to SentrX. Additionally, SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified development and commercial milestones. These future milestone payments to SentrX will increase the carrying value of the intangible assets. The Company’s intangible assets are amortized on a straight-line basis over the estimated useful lives. Additionally, in-process R&D at September 30, 2019 and December 31, 2018 consists of projects acquired from the acquisition of Jade that have not reached technological feasibility and which have no alternative future use. Once the R&D process is complete, the Company will amortize the R&D asset over its remaining useful life, or if the Company determines not to continue with R&D, write such assets off. The Company periodically evaluates these assets for impairment.

Intangible assets and in-process R&D at September 30, 2019 and December 31, 2018 consists of the following:

	Estimated Useful Life (Years)	September 30, 2019 (unaudited)	December 31, 2018
Trade Secrets	10	$250,000	$250,000
Less: Accumulated Amortization		(25,000)	(6,250)
Intangible Assets, Net		225,000	243,750
In-Process R&D		3,912,314	3,912,314
Total Intangible Assets and In-Process R&D, Net		$4,137,314	$4,156,064

Amortization expense on intangible assets was $6,250 and $0 for the three months ended September 30, 2019 and 2018, respectively, and $18,750 and $0 for the nine months ended September 30, 2019 and 2018, respectively.

7. Capital Stock

On May 24, 2016, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at the market equity program under which the Company could from time to time offer and sell up to 87,952 shares of its Common Stock through the Sales Agent. The ATM Agreement terminated automatically pursuant to its terms on May 24, 2019.

On June 14, 2017, the Company completed a public offering of 355,777 shares of Common Stock and 1,995 shares of Series B Preferred Stock (convertible into 88,666 shares of Common Stock), along with warrants to purchase 444,443 shares of Common Stock. Following the 1-for-15 reverse stock split effected on August 30, 2019, the shares underlying these warrants were adjusted to reflect the reverse stock split and rounded up to the nearest whole share in accordance with their terms. The offering was priced at $22.50 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series B Convertible Preferred Stock) and warrant. The total net proceeds to the Company from the offering, after deducting the placement agent fees and offering expenses, were approximately $8.8 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series B Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $22.50 per share, which totaled warrants to purchase an aggregate of 444,443 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on June 14, 2022, five years following the date of issuance. As of September 30, 2019, holders of the Series B Preferred Stock had converted all 1,995 shares of Series B Preferred Stock into an aggregate of 88,666 shares of Common Stock.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

7. Capital Stock - (continued)

On April 17, 2018, the Company completed a public offering of 982,000 shares of Common Stock and 6,536.4 shares of Series C Preferred Stock (convertible into 1,361,750 shares of Common Stock), along with warrants to purchase 2,343,750 shares of Common Stock. Following the 1-for-15 reverse stock split effected on August 30, 2019, the shares underlying these warrants were adjusted to reflect the reverse stock split and rounded up to the nearest whole share in accordance with their terms. The offering was priced at $4.80 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock) and warrant. The total net proceeds to the Company from the offering, after deducting the placement agent fees and offering expenses, were approximately $10.1 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series C Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $4.80 per share, which totaled warrants to purchase an aggregate of 2,343,750 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on April 17, 2023, five years following the date of issuance. Concurrently with the closing of the public offering, a holder elected to convert 1,400 shares of Series C Preferred Stock into 291,667 shares of Common Stock. Subsequently, on April 18, 2018, April 23, 2018, and April 30, 2018, holders converted 1,044.4 shares of Series C Preferred stock into 217,583 shares of Common Stock.

On August 9, 2019, the Board of Directors approved a 1-for-15 reverse stock split and the filing of a Certificate of Amendment to the Restated Certificate of Incorporation of the Company to effect a reverse stock split. A Certificate of Amendment to the Company’s Restated Certificate of Incorporation authorizing the reverse stock split was filed with the Secretary of State of the State of Delaware on August 28, 2019, and the reverse stock split became effective in accordance with the terms of the Certificate of Amendment on August 30, 2019. The reverse stock split did not affect the number of authorized shares of common stock, which is 120,000,000 shares. A proportionate adjustment was made to (i) the per share exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding equity awards, options and warrants to purchase shares of common stock, and (ii) the number of shares reserved for issuance pursuant to the Company’s 2014 Equity Incentive Plan. Fractional shares were not issued as a result of the reverse stock split; instead, the Company paid out cash in lieu of any fractional shares.

At September 30, 2019, the Company had 120,000,000 authorized shares of Common Stock, $0.01 par value, of which 3,036,460 shares were outstanding. At September 30, 2019, the Company had 9,994,184 authorized shares of Preferred Stock, $0.01 par value, of which 3,750 shares were designated as Series A Preferred Stock and 0 shares are issued and outstanding, 10,000 shares were designated as Series B Preferred Stock and 0 shares are issued and outstanding, and 10,000 shares were designated as Series C Preferred Stock and 4,092 shares are issued and outstanding. At September 30, 2019, there were 0 shares of Common Stock underlying the outstanding shares of Series A Preferred Stock, 0 shares of Common Stock underlying the outstanding shares of Series B Preferred Stock, and 852,500 shares of Common Stock underlying the outstanding shares of Series C Preferred Stock.

8. Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2019 and 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2018	2,722,967	$15.00	4.05
Exercised	(6,667)	4.80	3.55
Outstanding at September 30, 2019	2,716,300	15.05	3.30

Outstanding at December 31, 2017	630,415	48.90	4.23
Issued	2,343,777	4.80	4.55
Exercised	(227,875)	4.80	4.55
Outstanding at September 30, 2018	2,746,317	$15.00	4.30

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

9. Equity Incentive Plan

In 2005, the Company approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the granting of options, restricted stock or other stock-based awards to employees, officers, directors, consultants and advisors. During 2010, the maximum number of shares of Common Stock that may be issued pursuant to the 2005 Plan was increased to 59,414 shares. The Board of Directors (the “Board”) is responsible for administration of the 2005 Plan. The Company’s Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the par value per share. Following adoption of the 2014 Equity Incentive Plan (the “2014 Plan”), no further grants were made under the 2005 Plan. General terms of the 2014 Plan remain the same as that of the 2005 Plan.

The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”) and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. As of September 30, 2019, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP was 559,339 and 11,371 shares, respectively.

In January 2019, the number of shares of common stock issuable under the 2014 Plan automatically increased by 23,333 shares pursuant to the terms of the 2014 Plan. These additional shares are included in the total of 559,339 shares issuable under the 2014 Plan.

The following is a summary of stock option activity under the Plans for the nine months ended September 30, 2019 and 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life (In Years)
Outstanding at December 31, 2018	138,324	$34.17	6.51
Granted	49,994	7.20
Forfeited	(4,869)	9.19
Expired	(3,237)	16.25
Outstanding at September 30, 2019	180,212	$27.68	6.57
Exercisable at September 30, 2019	120,527	$37.25	5.32
Vested and Expected to Vest at September 30, 2019	180,212	$27.68	6.57

Outstanding at December 31, 2017	127,310	$38.14	5.83
Granted	27,687	8.55
Forfeited	(1,567)	15.95
Expired	(7,684)	19.51
Outstanding at September 30, 2018	145,746	$33.74	6.09
Exercisable at September 30, 2018	96,863	$43.10	5.43
Vested and Expected to Vest at September 30, 2018	145,746	$33.74	6.09

During the nine months ended September 30, 2019 and September 30, 2018, the Board approved the grant of options to purchase 49,994 and 27,687 shares of its Common Stock, respectively. All option grants were pursuant to the 2014 Plan. In general, options granted under the 2014 Plan vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

9. Equity Incentive Plan - (continued)

For the nine months ended September 30, 2019 and 2018, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2019	2018
Risk-Free Interest Rate	1.82%	1.82%
Expected Life	5.00 years	8.02 years
Expected Volatility	152%	158%
Expected Dividend Yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the nine months ended September 30, 2019 and 2018 was $7.05 and $8.30, respectively.

The following is a summary of restricted stock activity for the nine months ended September 30, 2019 and September 30, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Recognition Period
Nonvested Outstanding at December 31, 2018	121,478	$8.84
Vested	(55,335)	8.94
Forfeited	(7,659)	8.86
Nonvested Outstanding at September 30, 2019	58,484	$8.76	1.73
Nonvested Outstanding at December 31, 2017	6,865	22.81
Awarded	125,989	8.55
Vested	(3,593)	22.81
Forfeited	(3,349)	8.63
Nonvested Outstanding at September 30, 2018	125,912	$8.92	2.50

During the nine months ended September 30, 2019, 7,659 shares of restricted stock, respectively, which had not vested were forfeited and returned to the Company. During the nine months ended September 30, 2018, 3,349 shares of restricted stock, which had not vested were forfeited and returned to the Company. The total stock-based compensation expense for employees and non-employees is included in the accompanying Condensed Consolidated Statements of Operations and as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and Development	$42,062	$85,106	$165,213	$192,081
General and Administrative	137,660	244,373	483,605	428,254
Total Stock-Based Compensation Expense	$179,722	$329,479	$648,818	$620,335

The fair value of options granted for the nine months ended September 30, 2019 and September 30, 2018 was approximately $355,000 and $230,000, respectively. The fair value of restricted stock granted for the nine months ended September 30, 2019 and September 30, 2018 was approximately $0 and $1,077,000. As of September 30, 2019 and September 30, 2018, there was approximately $830,000 and $1,594,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted-average period of 1.81 and 1.81 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2019 and September 30, 2018 was approximately $0 and $0, respectively.

At September 30, 2019, there were 283,143 shares available under the 2014 Plan and 7,806 shares available under the Company’s ESPP.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

10.  Commitments and Contingencies

Leases

The Company is a party to a real property operating lease for the rental of office space in Waltham, Massachusetts of up to 4,516 square feet, that is used for its corporate headquarters. This lease terminates in December 2019 and was amended during the third quarter of 2019 to extend its termination until June 2020. On July 6, 2016, the Company entered into a real property operating lease for office and laboratory space of approximately 2,300 square feet in Salt Lake City, Utah. This lease was amended during the second quarter of 2019 to extend its termination until June 2020.

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

Maturities of lease liabilities were as follows as of September 30, 2019:

Operating Leases
Remainder of 2019	$43,195
2020	86,390
Less: Imputed Interest	(3,836)
Present Value of Lease Liabilities	$125,749

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

September 30, 2019

10. Commitments and Contingencies - (continued)

On June 17, 2016, the Company entered into an exclusive worldwide license agreement with the University of Utah Research Foundation to further the commercial development of the NASH technology, together with alkylated HA. The agreement calls for payments due to the University of Utah, consisting of a license grant fee of $15,000 due within 30 days of signing, and an annual licensing fee, initially $5,000, and escalating ratably up to $20,000 in 2021. On October 8, 2019, the Company provided written notice to terminate this agreement effective 120 days from this written notice or February 5, 2020.

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

11. Employee Benefit Plans

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. As a result of the 401(k) plan compliance review for the year ended December 31, 2018, the Company contributed approximately $29,700 to eligible employees. The Company has accrued an estimate for contributions likely due as a result of the 401(k) plan compliance review for the year ended December 31, 2019. The Company made no matching contribution for the nine months ended September 30, 2019 and 2018.

12. Subsequent Event

On October 2, 2019, the Company completed a private placement with an affiliate of Armistice Capital, LLC for 600,000 shares of Common Stock and warrants to purchase 600,000 shares of Common Stock with a combined purchase price of $3.125 per share of Common Stock and warrant. The total gross proceeds to the Company from the offering were approximately $1.9 million. The warrants issued will become exercisable six months from the issuance date and terminate on October 2, 2024, five years following the date of issuance.

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

Our first CMHA-S-based product candidate, EyeGate Ocular Bandage Gel (“OBG”), is a topically applied 0.75% CMHA-S eye drop formulation that has completed three in-man clinical trials. We announced positive topline data from the initial trial and follow-on trial evaluating the ability of OBG to manage ocular surface re-epithelialization, or corneal wound healing, following photorefractive keratectomy (“PRK”) surgery. We also announced positive topline data from our first clinical trial focused on treating patients with punctate epitheliopathies (“PE”). We initiated the pivotal study for corneal wound healing in patients who have undergone PRK surgery in the second quarter of 2019, with topline data expected by year end 2019. Assuming positive data from this study, we plan to file for commercialization for this indication shortly thereafter. Additionally, the FDA approved the initiation of a follow-on trial for the indication of PE in the third quarter of 2019, with topline data expected by year end 2019. OBG eye drops create a thin, durable and protective coating to the damaged surface of the eye, serving to facilitate and manage corneal re-epithelization. OBG is intended for the protection of the ocular surface and the management of corneal epithelial wounds, defects, and epitheliopathies.

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

OBG is being developed pursuant to a de novo 510(k) regulatory pathway for devices submitted for marketing clearance to the U.S. Food and Drug Administration (“FDA”). We plan to develop OBG for two indications, corneal wound healing post PRK surgery and for evaluating the potential to help clinicians better manage patients with PE due to pathologies such as dry eye. We believe that OBG is the first and only eye drop being developed in the U.S. to target the management of corneal re-epithelization.

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

On March 19, 2019, we received written notification from Nasdaq indicating that based upon our continued non-compliance with the bid price rule as of March 18, 2019, our common stock would be subject to delisting from The Nasdaq Capital Market on March 28, 2019, unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). We timely requested a hearing and presented our plan to evidence future compliance with the bid price rule before the Panel on May 2, 2019. The Panel granted our request for continued listing of our common stock on The Nasdaq Capital Market pursuant to an extension through September 16, 2019, subject to the condition that we regain compliance with the Bid Price Rule by such date. We completed a 1-for-15 reverse stock split effective August 30, 2019, thus regaining compliance with the Bid Price Rule and resulting in full compliance with all applicable Nasdaq listing rules.

Throughout our history, we have not generated significant revenue. We have generally not been profitable and from inception through September 30, 2019, our net losses from operations have aggregated $97.5 million. Our net loss was approximately $4.4 million and $8.3 million for the nine months ended September 30, 2019 and September 30, 2018. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our EyeGate OBG, our lead product candidate for corneal epithelial defects, and any other product candidates we advance to clinical development. If we obtain regulatory approval for EyeGate OBG, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of EyeGate OBG including sales, marketing and distribution functions.

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

Financial Overview

Revenues

To date, we have recognized collaboration revenue from several U.S. government grants made to Jade for ocular therapeutic research (collectively, the “U.S. Government Grants”), as well as from BHC as performance obligations toward milestones are met. See Note 2 to our financial statements, “Summary of Significant Accounting Policies”. We expect to continue to incur significant operating losses as we fund research and clinical trial activities relating to our ocular therapeutic assets, consisting of our CMHA-S-based products, or any other product candidate that we may develop. There can be no guarantee that the losses incurred to fund these activities will succeed in generating revenue.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenues from Contracts with Customers (“Topic 606”), as subsequently amended, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard was effective for public companies for years ending after December 15, 2017, with early adoption permitted.

We adopted the new standard on January 1, 2018, using the modified retrospective method, which resulted in a cumulative effect adjustment in the amount of $9.5 million to beginning 2018 accumulated deficit and to deferred and unbilled revenue for the BHC contracts impacted by the adoption of the new standard. The changes to the method and/or timing of our revenue recognition associated with the adoption of the new standard primarily relate to the determination that there is one performance obligation in each contract with BHC and that the license combined with the R&D services is the performance obligation.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Under ASU No. 2016-02, lessees are required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and the right-to-use assets, which are asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. We did not early adopt this standard and had leases (see Note 10 to our financial statements) in place at the effective date. We evaluated the effect of the new guidance and adopted the new standard effective January 1, 2019 using the modified retrospective method. As a result, we recorded right-of-use leased assets and corresponding liabilities of approximately $0.137 million on January 1, 2019.

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

Results of Operations

Comparison of Three Months ended September 30, 2019 and 2018

The following table summarizes the results of our operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
Collaboration Revenue	$-	$314,500	$(314,500)
Operating Expenses:
Research and Development	2,406,129	2,259,701	146,428
General and Administrative	1,045,145	1,232,677	(187,532)
Total Operating Expenses	3,451,274	3,492,378	(41,104)
Other Income, Net	22,887	54,042	(31,155)
Net Loss	$(3,428,387)	$(3,123,836)	$(304,551)

Collaboration Revenue. Collaboration Revenue was $0 million for the three months ended September 30, 2019, compared to $0.315 million for the three months ended September 30, 2018. The revenue generated in the third quarter of 2018 related to BHC milestone payments earned.

Research and Development Expenses. Research and Development Expenses were $2.406 million for the three months ended September 30, 2019, compared to $2.260 million for the three months ended September 30, 2018. The increase of $0.146 million was primarily due to an increase in OBG clinical activity related to the corneal wound healing pivotal study in patients who have undergone PRK surgery. This increase was partially offset by decreases in clinical and other activity related to EGP-437, OBG pilot study costs from clinical work completed in 2018, and personnel related costs.

General and Administrative Expenses. General and Administrative Expenses were $1.045 million for the three months ended September 30, 2019, compared to $1.233 million for the three months ended September 30, 2018. The decrease of $0.188 million was primarily due to decreases in personnel related costs and professional fees.

Other Income, Net. Other Income, Net was $0.023 million for the three months ended September 30, 2019, compared to $0.054 million for the three months ended September 30, 2018 due to less interest earned on our cash balances.

Comparison of Nine Months ended September 30, 2019 and 2018

The following table summarizes the results of our operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
Collaboration Revenue	$2,686,000	$1,652,520	$1,033,480
Operating Expenses:
Research and Development	3,891,502	6,618,509	(2,727,007)
General and Administrative	3,286,932	3,389,256	(102,324)
Total Operating Expenses	7,178,434	10,007,765	(2,829,331)
Other Income, Net	97,584	71,827	25,757
Net Loss	$(4,394,850)	$(8,283,418)	$3,888,568

Collaboration Revenue. Collaboration Revenue was $2.686 million for the nine months ended September 30, 2019, compared to $1.653 million for the nine months ended September 30, 2018. The revenue recognized in the first nine months of 2019 was a result of the termination of the license agreements with BHC and no further revenue will be recognized related to these agreements. The revenue generated in the first nine months of 2018 related to the BHC milestone payments earned.

Research and Development Expenses.  Research and Development Expenses were $3.892 million for the nine months ended September 30, 2019, compared to $6.619 million for the nine months ended September 30, 2018. The decrease of $2.727 million was primarily due to decreases in clinical and other activity related to EGP-437, OBG pilot study costs from clinical work completed in 2018, as well as personnel related costs. These decreases were partially offset by an increase in costs related to the corneal wound healing pivotal study in patients who have undergone PRK surgery.

General and Administrative Expenses.  General and Administrative Expenses were $3.287 million for the nine months ended September 30, 2019, compared to $3.389 million for the nine months ended September 30, 2018. The decrease of $0.102 million was primarily due to a decrease in professional fees, partially offset by an increase in personnel related costs.

Other Income, Net. Other Income, Net was $0.098 million for the nine months ended September 30, 2019, compared to $0.072 million for the nine months ended September 30, 2018 due to more favorable interest rates on our cash balances for the year-to-date period.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from four registered offerings of our Common Stock and Convertible Preferred Stock, payments from the BHC License Agreements and the U.S. Government Grants, and sales through our At The Market Offering Agreement. From inception through September 30, 2019, we have raised a total of approximately $94.6 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $14.9 million in payments received under our license agreements and U.S. Government Grants.

Through September 30, 2019, we have received cash payments of $13.8 million under the BHC Agreements, which are presented as Collaboration Revenue on our Condensed Consolidated Statement of Operations and Comprehensive Loss, or Deferred or Unbilled Revenue on our Condensed Consolidated Balance Sheets. Additionally, on January 1, 2018, $9.5 million was recorded as a reduction to our opening accumulated deficit balance on our Condensed Consolidated Balance Sheets upon the adoption of ASU No. 2014-09.

On May 24, 2016, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at the market equity program under which we could from time to time offer and sell up to 87,952 shares of our Common Stock through the Sales Agent. The ATM Agreement terminated automatically pursuant to its terms on May 24, 2019.

On June 14, 2017, we completed a public offering of 355,777 shares of Common Stock and 1,995 shares of Series B Preferred Stock (convertible into 88,666 shares of Common Stock), along with warrants to purchase 444,443 shares of Common Stock. Following the 1-for-15 reverse stock split effected on August 30, 2019, the shares underlying these warrants were adjusted to reflect the reverse stock split and rounded up to the nearest whole share in accordance with their terms. The offering was priced at $22.50 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series B Convertible Preferred Stock) and warrant. The total net proceeds to us from this offering, after deducting the placement agent fees and offering expenses, were approximately $8.8 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series B Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $22.50 per share, which totaled warrants to purchase an aggregate of 444,443 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on June 14, 2022, five years following the date of issuance. As of September 30, 2019, holders of the Series B Preferred Stock had converted all 1,995 shares of Series B Preferred Stock into an aggregate of 88,666 shares of Common Stock.

On April 17, 2018, we completed a public offering of 982,000 shares of Common Stock and 6,536.4 shares of Series C Convertible Preferred Stock (convertible into 1,361,750 shares of Common Stock), along with warrants to purchase 2,343,750 shares of Common Stock. Following the 1-for-15 reverse stock split effected on August 30, 2019, the shares underlying these warrants were adjusted to reflect the reverse stock split and rounded up to the nearest whole share in accordance with their terms. The offering was priced at $4.80 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock) and warrant. The total net proceeds to us from the offering, after deducting the placement agent fees and offering expenses, were approximately $10.1 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $4.80 per share, which totaled warrants to purchase an aggregate 2,343,750 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on April 17, 2023, five years following the date of issuance. Concurrently with the closing of the public offering, a holder elected to convert 1,400 shares of Series C Convertible Preferred Stock into 291,667 shares of Common Stock. Subsequently, on April 18, 2018, April 23, 2018, and April 30, 2018, holders converted 1,044.4 shares of Series C Convertible Preferred stock into 217,583 shares of Common Stock.

On October 2, 2019, we completed a private placement of 600,000 shares of Common Stock and warrants to purchase up to 600,000 shares of Common Stock to an affiliate of Armistice Capital, LLC, with a combined purchase price per share and warrant of $3.125. The total gross proceeds from the private placement were approximately $1.9 million. The warrants have an exercise price of $3.125 per share, subject to adjustments as provided under the terms of the warrants, and will be exercisable on the six month anniversary of their issuance date. The warrants are exercisable for five years from the issuance date.

At September 30, 2019, we had unrestricted cash and cash equivalents totaling $2,454,577.

The following table sets forth the primary uses of cash for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Net Cash Used in Operating Activities	$(5,567,216)	$(8,840,996)
Net Cash Used in Investing Activities	-	(270,00)
Net Cash Provided by Financing Activities	$13,106	$11,194,693

Comparison of Nine Months Ended September 30, 2019 and 2018

Operating Activities. Net cash used in operating activities was $5.567 million for the nine months ended September 30, 2019, compared to $8.841 million for the nine months ended September 30, 2018. During the first nine months of 2019, we recorded a net loss of $4.395 million and a decrease in deferred revenue of $2.686 million; partially offset by a net increase in accounts payable and accrued expense of $0.877 million and stock-based compensation expense of $0.649 million. During the first nine months of 2018, we recorded a net loss of $8.283 million, as well as decreases in accounts payable and accrued expenses of $1.045 million, partially offset by stock-based compensation expense of $0.620 million.

Investing Activities. Net cash used in investing activities was $0 million for the nine months ended September 30, 2019, compared to $0.270 million for the nine months ended September 30, 2018. The primary use of cash in 2018 was for the upfront payment under the SentrX agreement.

Financing Activities. Net cash provided by financing activities was $0.013 million for the nine months ended September 30, 2019, compared to $11.195 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we received $0.032 million from the exercise of warrants, offset by payments of $0.012 million related to stock issuance costs. During the nine months ended September 30, 2018, we received net proceeds of $10.109 million from a stock offering and $1.094 million from the exercise of warrants.

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

Based on our cash on hand at September 30, 2019 and the gross proceeds received from closing a private placement on October 2, 2019, we believe we will have sufficient cash to fund planned operations through February 29, 2020. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we successfully completed several public offerings, additional capital may not be available on terms favorable to us, if at all. On May 13, 2019, the SEC declared effective our registration statement on Form S-3, registering a total of $50,000,000 of our securities for sale to the public from time to time in what is known as a “shelf offering”. We do not know if our future offerings, including offerings pursuant to any shelf registration statement, will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of September 30, 2019.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2019:

	Total	Less than 1 year	1-3 years	More than 3 years
Leases (1)	$129,585	$129,585	$-	$-
Licensing Agreement (2)	342,500	52,500	85,000	205,000
Total (3)	$472,085	$182,085	$85,000	$205,000

(1)	Lease obligations reflect our obligation to make payments in connection with operating leases for our office space.
(2)	Licensing Agreement obligations represent our commitments under license agreements, including those made by us under our license agreements with the University of Miami School of Medicine, the University of Utah Research Foundation and BioTime.
(3)	This table does not include (a) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer and our Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Accounting and Reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended September 30, 2019. Management concluded that no changes to our internal control over financial accounting and reporting occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

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

Date: November 7, 2019	By:	/s/ Stephen From
President and Chief Executive Officer (Principal executive officer)

Date: November 7, 2019	By:	/s/ Sarah Romano
Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit
3.1(1)	Amendment to Restated Certificate of Incorporation of EyeGate Pharmaceuticals, Inc.

4.1(2)	Form of Common Stock Purchase Warrant.

10.1(2)	Securities Purchase Agreement between EyeGate Pharmaceuticals, Inc. and Armistice Capital Master Fund, Ltd. dated September 29, 2019.

10.1(2)	Registration Rights Agreement between EyeGate Pharmaceuticals, Inc. and Armistice Capital Master Fund, Ltd. dated September 29, 2019.

31.1**	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 29, 2019) and incorporated by reference thereto.
2	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed September 30, 2019) and incorporated by reference thereto.
**	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act.