Form 10-K
period 2019-12-31
EYEGATE PHARMACEUTICALS INC
filed 2020-03-04
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

(781) 788-8869

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	EYEG	The Nasdaq Capital Market

Warrants to Purchase Common Stock	EYEGW	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2019 was approximately $7,794,576. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

At March 2, 2020, there were 4,626,755 shares of the registrant’s common stock issued and outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2019

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each as amended. The forward-looking statements are principally, but not exclusively, contained in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 21 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I

Item 1.	Business.

Overview

We are a clinical-stage pharmaceutical company focused on developing products for treating disorders of the eye. Our lead product in clinical development is the EyeGate Ocular Bandage Gel (“OBG”), a topically applied eye drop formulation of modified hyaluronic acid (“HA”). HA is a naturally occurring polymer that is important in many physiological processes, including wound healing, hydration, tissue homeostasis, and joint lubrication. We uniquely modify the HA through chemical cross-linking, which allows it to adhere longer to the ocular surface providing protection and lubrication for the treatment of corneal wounds, defects, and epitheliopathies. As EyeGate OBG will be the first prescription HA eye drop in the United States, it is being developed under the de novo pathway for devices.

EyeGate OBG is currently being developed for two different indications: wound healing for patients who have undergone photorefractive keratectomy (“PRK”) surgery and patients with punctate epitheliopathies (“PE”), specifically in patients with a history of dry eye. We have completed four clinical trials, three for PRK and one for PE. We recently announced positive topline data from the pivotal study for PRK surgery, thus anticipate completion of development for this indication. We plan to file the de novo application for commercialization with the Food and Drug Administration (“FDA”) in the first half of 2020. In the third quarter of 2019, we initiated a follow-on trial for the indication of PE, evaluating several different exploratory endpoints, with topline data expected in the first half of 2020.

In addition, we previously worked to develop our legacy platform, EGP-437, which incorporated a reformulated topically active corticosteroid, Dexamethasone Phosphate, that was delivered into the ocular tissues through our iontophoresis drug delivery system, the EyeGate® II Delivery System (“EGP-437 Combination Product”). Our development work on EGP-437 focused on the treatment of various inflammatory conditions of the eye, including the treatment of ocular inflammation and pain in post-surgical cataract patients and anterior uveitis. Further development related to this platform is currently on hold.

We entered into two exclusive global license agreements with a subsidiary of Bausch Health Companies (“BHC”) for our EGP-437 Combination Product in the fields of anterior uveitis and for the treatment of post-operative ocular inflammation and pain in ocular surgery patients. Effective March 14, 2019, BHC voluntarily terminated these license agreements reinstating to us all of the rights and privileges of the EGP-437 platform.

Our Strategy

Our goal is to focus on developing products for treating disorders of the eye. The key elements of this strategy are to:

•	File the de novo application with the FDA to commercialize our EyeGate OBG eye drop for the first indication. We recently completed clinical development for our first indication, wound healing in patients who have undergone PRK surgery. We plan to file the de novo application for commercialization in the first half of 2020.

•	Continue clinical development of our EyeGate OBG eye drop for the treatment of PE, specifically in patients with dry eye. In the third quarter of 2019, we initiated a follow-on trial for the indication of PE, evaluating several different exploratory endpoints, with topline data expected in the first half of 2020. Post data, we anticipate discussing the results with the FDA to determine an acceptable endpoint for the pivotal study. Assuming a positive outcome, we plan to initiate the pivotal study in the second half of 2020.

•	Expand OBG franchise by combining our EyeGate OBG eye drop with an active pharmaceutical ingredient. We are completing preliminary research to determine which drug will be combined with OBG for our first Investigational New Drug (“IND”) filing. We are assessing off patent drugs, including antibiotics and anti-inflammatories, which we believe will allow for a 505(b)(2) pathway with the FDA. Assuming a positive outcome, we plan to initiate a phase 2 study by year end 2020.

•	Pursue strategic collaborations. We plan to evaluate opportunities to enter into collaborations that may contribute to our ability to advance our product candidates and to progress concurrently a range of discovery and development programs. We also plan to evaluate opportunities to in-license or acquire the rights to other products, product candidates or technologies for the treatment of eye diseases.

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

EyeGate OBG

EyeGate OBG is a synthetic biocompatible modified HA capable of coating the ocular surface and designed to resist degradation under conditions present in the eye. This prolongs residence time of the bandage on the ocular surface, thereby addressing the limitations of current non-cross-linked hyaluronic acid formulations. Additionally, cross-linking allows the product’s viscosity to be modified to meet optimum ocular needs. The increased viscosity and non-covalent muco-adhesive interfacial forces improve residence time in the tear film, thus providing a coating that aids and promotes re-epithelization of the ocular surface via physical protection.

EyeGate OBG exhibits significant shear thinning properties. This feature allows the modified HA to act as a more concentrated, viscous barrier at low shear rates in a resting tear film, but also as a lower resistance fluid (therefore thinned) during high shear events such as blinking. This property enables better residence time and a more favorable ocular surface coating with less optical blur. This should enhance ocular surface protection and patient comfort.

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

We believe that EyeGate OBG can be used for the management of a variety of large and small corneal epithelial defects including PE, which also includes dry eye. PE is an early sign of epithelial compromise and is associated with a variety of pathologic ocular inflammatory conditions including ocular causes, as well as systemic diseases. This ocular surface condition is common and may represent areas of epithelial cell damage and loss and therefore stain positively with fluorescein. Causes can include dry eye, acute and chronic bacterial and viral conjunctivitis, trauma, contact lens wear (tight lens syndrome), chemical irritation and burns, diabetic and infectious neuropathies, chemotherapy and corneal abrasion.

Current Targeted Indications

EyeGate OBG: Corneal Wound Repair

EyeGate OBG has been shown to provide a mechanical barrier that aids in the management of corneal epithelial defects and re-epithelization in both preclinical studies and in clinical ophthalmic veterinary use. PRK surgery was chosen as the subject population that is best suited to demonstrate this effect. PRK is an efficacious alternative to patients seeking surgical correction of refractive errors who are not suitable candidates for LASIK due to inadequate corneal thickness, larger pupil size, history of KCS, or anterior basement membrane disease. PRK involves controlled mechanical removal of corneal epithelium with subsequent excimer laser photoablation of the underlying Bowman’s layer and anterior stroma, including the subepithelial nerve plexus.

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

EyeGate OBG provides a thin coating to the surface of the eye, serving as a protectant and lubricant to facilitate and manage corneal re-epithelization.

EyeGate OBG: Punctate Epitheliopathies with a Focus on Dry Eye

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

Standard of care treatments are aimed at attempting to heal these punctate micro defects and/or epitheliopathies and can include increasing humidity, artificial tears, lubricants and ointments and in severe cases can even utilize bandage contact lens, antibiotics and amniotic membrane graphs, as well as treating the underlying cause with topical anti-inflammatory and T cell modulators. Often these current treatments fall short, as they are ineffective in protecting and enabling corneal re-epithelization. The artificial tears have limited residence time and often do nothing to mechanically protect the cornea and create an environment that can manage corneal re-epithelization. Furthermore, many of the ointments and gels, although offering better residence time, are thicker and blur vision, thus making them less attractive for day time use.

EyeGate OBG, once applied to the eye, forms a thin layer that protects and lubricates the eye to promote re-epithelization in the management of a variety of large and small corneal epithelial defects including PE.

Clinical Trial Results

EyeGate OBG: Corneal Wound Repair

Initial Pilot Study:

In the first quarter of 2017, we reported topline results from the first in-human trial of EyeGate OBG for the re-epithelialization of large corneal epithelial defects in patients having undergone PRK surgery. The prospective, randomized, controlled study enrolled 39 patients undergoing bilateral PRK surgery and aimed to assess the safety and performance of EyeGate OBG on its own or combined with a Bandage Contact Lens (“BCL”) compared to the current standard of care, artificial tears and BCL. The primary endpoint of the study was complete wound closure by Day 3.

The enrolled patients were randomized into one of three study groups, with patients receiving the same treatment in both eyes:

•	Patients in arm 1 (n=12) received EyeGate OBG four times daily (“QID”) for two weeks after surgery.

•	Arm 2 (n=14) was comprised of EyeGate OBG QID for 2 weeks after surgery in combination with a BCL.

•	Arm 3 (n=13) was comprised of artificial tears administered four times daily and BCL.

The study demonstrated safety and tolerability of EyeGate OBG, with encouraging potential efficacy. 83.3% of the subjects in Arm 1 (EyeGate OBG alone) achieved complete wound closure by Day 3, compared to 53.8% of patients that received the standard of care. Thus, the OBG arm had approximately 55% more patients achieve full wound closure on Day 3 than the standard of care arm. Also, on Day 3, the average wound length, measured horizontally and vertically was 83.3% and 66.7% smaller, respectively, for the OBG arm compared to the standard of care arm. Additionally, on Day 1 (24 hours post-surgery), the average wound length, measured horizontally and vertically, was 35.9% and 27.4% smaller, respectively, for the OBG arm compared to the standard of care arm. Based on these positive results, we continued development with a reading center masked, controlled trial evaluating EyeGate OBG monotherapy against BCL in 2018.

Follow-On Pilot Study:

In the fourth quarter of 2018, we reported positive topline results from the follow-on clinical trial of EyeGate OBG for the management of re-epithelialization of large corneal epithelial defects in patients having undergone PRK surgery. The prospective, randomized, controlled study enrolled 45 patients undergoing bilateral PRK surgery and was designed to assess safety and efficacy by comparing two dosing regimens of EyeGate’s OBG to the current standard of care, a BCL plus artificial tears. The efficacy assessments included the percentage of patients achieving complete wound healing on Day 3 and Day 4 and wound size on Day 2. These assessments were evaluated by an independent masked reading center, using digital slit-lamp photographs of fluorescein staining in all treated eyes, and a protocol-driven method in order to quantify the outcomes.

The enrolled patients were randomized into one of three study groups, with patients receiving the same treatment in both eyes:

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

Pivotal Study:

In the fourth quarter of 2019, we reported positive topline results from our corneal wound repair pivotal clinical trial of EyeGate OBG for the corneal re-epithelialization in patients having undergone PRK surgery. The prospective, controlled study randomized 234 patients undergoing bilateral PRK surgery and was designed to assess safety and efficacy by comparing EyeGate’s OBG to the current standard of care, a BCL. The primary endpoint was the proportion of study eyes achieving complete wound closure on Day 3 (and remaining closed). This assessment was evaluated by an independent masked reading center, using digital slit-lamp photographs of fluorescein staining in all treated eyes, and a protocol-driven method in order to quantify the outcomes.

The enrolled patients were randomized into one of two study groups, with patients receiving the same treatment in both eyes:

•	Arm 1 (n=117) was comprised of EyeGate OBG QID for two weeks after surgery.

•	Arm 2 (n=117) was comprised of BCL administered four times daily.

EyeGate OBG demonstrated superiority for the primary endpoint with a p-value of 0.0203. The statistical significance measurement was based on the number of patients in each arm that achieved complete corneal defect closure three days post refractive surgery. At Day 3, 80.2% of eyes receiving the OBG treatment regimen were completely healed, compared with 67.0% for BCL. Additionally, at Day 2, the average wound size for all eyes treated with OBG was 3.61 mm2, compared to 6.66 mm2 for eyes treated with BCL, which is 46% smaller than the standard of care.

6

EyeGate OBG: Punctate Epitheliopathies with a Focus on Dry Eye

Initial Pilot Study:

In the fourth quarter of 2018, we reported positive topline results from the clinical trial of EyeGate OBG evaluating the potential to help clinicians better manage PE due to pathologies such as dry eye. This controlled, investigator masked study enrolled 30 patients with PE due to pathologies such as dry eye. The trial was designed to assess safety and efficacy by comparing EyeGate’s OBG to the comparator group, a commercially available rewetting eye drop. The assessments included corneal fluorescein staining and symptomology at Day 7, Day 14 and Day 28. Randomization occurred after a two-week run in period where all patients were taking the rewetting eye drops only. Patients with a corneal staining score on the NEI scale of ≥4 entered the treatment phase and either continued to receive rewetting eye drops or were switched to OBG eye drops.

The enrolled patients were randomized into one of two study groups, with patients receiving the same treatment in both eyes:

•	Arm 1 (n=15) received rewetting drops four times daily for four weeks.

•	Arm 2 (n=15) received EyeGate OBG four times daily for four weeks.

EyeGate OBG eye drops achieved a statistically significant improvement (p-value < 0.05) in symptoms as quickly as Day 7 and also at Day 28. Additionally, at Day 28 OBG realized a 30% decrease in symptoms from baseline compared to only 4% for the comparator group. Symptomology was assessed using a patient reported outcome questionnaire based on comfort in both eyes. Staining measurements of the central cornea, a region dense in nerve endings, showed a reduction of up to 40% for OBG compared to up to 23% for the rewetting eye drop arm when combining the results from both eyes, which we believe better correlates clinically with the symptomology results. Staining measurements of the total cornea did not show a significant difference in reduction between the two arms with 26% for OBG compared to 23% for the rewetting eye drop at Day 7. There were no safety concerns observed in any group.

Clinical Development Plan

EyeGate OBG

Wound Healing:

We recently completed clinical development for our first indication, wound healing in patients who have undergone PRK surgery. We plan to file the de novo application for commercialization in the first half of 2020.

PE:

In the third quarter of 2019, we initiated a follow-on trial for the indication of PE, evaluating several different exploratory endpoints, with topline data expected in the first half of 2020. Once we receive that data, we anticipate discussing the results with the FDA to determine an acceptable endpoint for the pivotal study. Assuming a positive outcome, we plan to initiate the pivotal study in the second half of 2020.

Combination Product:

We are completing preliminary research to determine which drug will be combined with OBG for our first IND filing. We are assessing off patent drugs, including antibiotics and anti-inflammatories, which we believe will allow for a 505(b)(2) pathway with the FDA. Assuming a positive outcome, we plan to initiate a phase 2 study by year end 2020.

Intellectual Property and Proprietary Rights

Overview

We are building an intellectual property portfolio for our CMHA-S platform and any other product candidates that we may develop, as well as other devices and product candidates for treatment of ocular indications in the U.S. and abroad. We currently seek, and intend to continue to seek, patent protection in the U.S. and internationally for our product candidates, methods of use, and processes for manufacture, and for other technologies, where appropriate. Our current policy is to actively seek to protect our proprietary position by, among other things, filing patent applications in the U.S. and abroad relating to proprietary technologies that are important to the development of our business. We also rely on, and will continue to rely on, trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for the technologies that we consider important to our business, our ability to defend our patents, and our ability to preserve the confidentiality of our trade secrets and operate our business without infringing the patents and proprietary rights of third parties.

Patent Portfolio

Our patent portfolio includes drug delivery device patents directed to the EyeGate® II Delivery System, drug composition patents directed to EGP-437 and other compositions and devices related to the EyeGate® II Delivery System. In addition, further patent applications are directed to the CMHA-S platform in combination with active therapeutics to treat ocular diseases. These issued patents will expire between 2020 and 2036. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant new drug application (“NDA”). See “Government Regulation—Patent Term Restoration and Marketing Exclusivity” below.

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

License Agreements

We are a party to four license agreements as described below. These license agreements require us to pay royalties or fees to the licensor based on revenue or milestones related to the licensed technology.

On February 15, 1999, we entered into an exclusive worldwide license agreement with the University of Miami School of Medicine to license technology relating to our EyeGate® II Delivery System, which grants us the right to use certain French, European, Canadian, Japanese, American, Mexican, Korean, Brazilian and Israeli patents in our EGP-437 Combination Product. This agreement, which was amended in December 2005, requires us to pay to the University of Miami an annual license fee of $12,500. This license also requires payments to the University of Miami upon our achievement of certain milestones. All annual license fee and milestone payments have been paid to date. The total amount of milestone payments paid to date under this license agreement is $30,000 and there are potential aggregate additional amounts of up to $150,000 due upon certain milestones being met. This license agreement remains in effect until the later of twelve (12) years after the date of the first commercial sale of the applicable product or the date of the last to expire patent relating to the patent rights under the Agreement. Upon such expiration and assuming it was not terminated earlier in accordance with its terms, we retain a fully paid up and perpetual license to the product and certain intellectual property. The license agreement also provides that it may be terminated by either party in the case of continued material breach or provision of false reports, by the licensor pertaining to certain bankruptcy or insolvency circumstances regarding our company or by us upon ninety (90) days prior written notice.

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

On September 26, 2018, we entered into an intellectual property licensing agreement (the “SentrX Agreement”) with SentrX, a veterinary medical device company that develops and manufactures veterinary wound care products. Under the SentrX Agreement, we will in-license the rights to trade secrets and know-how related to the manufacturing of EyeGate OBG. The SentrX Agreement will enable us to pursue a different vendor with a larger capacity for manufacturing and an FDA-inspected facility for commercialization of a product for human use. Under the SentrX Agreement, we paid SentrX an upfront payment of $250,000. SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified developmental and commercial milestones.

We were previously a party to an exclusive worldwide license agreement with the University of Utah Research Foundation to further the commercial development of the NASH technology, together with alkylated HA. The agreement called for payments due to the University of Utah, consisting of a license grant fee of $15,000 due within 30 days of signing, and minimum royalty payments, initially $5,000, and escalating ratably up to $20,000 in 2021. On October 8, 2019, we provided written notice to terminate this agreement effective 120 days from this written notice, or February 5, 2020.

On July 9, 2015, we entered into an exclusive worldwide licensing agreement with a subsidiary of Bausch Health Companies, Inc. (“BHC”), through which we granted BHC exclusive, worldwide commercial and manufacturing rights to our EGP-437 Combination Product in the field of anterior uveitis, as well as a right of last negotiation to license the EGP-437 Combination Product for other indications. Under the agreement, BHC paid us an upfront payment of $1.0 million. We were eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified developmental and commercial milestones. In addition, we were eligible to receive royalties based on a specified percent of net sales of the EGP-437 Combination Product throughout the world, subject to adjustment in certain circumstances. BHC voluntarily terminated this license agreement effective March 14, 2019.

On February 21, 2017, we entered into an exclusive, worldwide licensing agreement with a subsidiary of BHC (the “New BHC Agreement”), through which we granted BHC exclusive, worldwide commercial and manufacturing rights to our EGP-437 Combination Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients (the “New Field”). Under the New BHC Agreement, BHC paid us an initial upfront payment of $4.0 million, and we were eligible to receive milestone payments totaling up to approximately $99.0 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Combination Product for the New Field. In addition, we were eligible under the New BHC Agreement to receive royalties based on a specified percent of net sales of the EGP-437 Combination Product for the New Field throughout the world, subject to adjustment in certain circumstances. BHC voluntarily terminated this license agreement effective March 14, 2019.

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

Manufacturing

We currently do not have an in-house manufacturing capability for our products and as a result, we will depend heavily on third-party contract manufacturers to produce and package our products. We currently do not have any contractual relationships with third-party manufacturers. We intend to rely on third-party suppliers that we have used in the past for the manufacturing of various components that comprise our EyeGate OBG and other contemplated clinical trials.

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

We are not aware of any FDA approved eye drops for the management of re-epithelization of corneal epithelial defects following PRK surgery or for the management of PE. However, a large percentage of patients with PE have dry eye for which Restasis® (Allergan, Inc.) and Xiidra® (Novartis) are competitors for the treatment of dry eye.

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

Approval or Clearance of Medical Devices

Medical devices, such as our EyeGate® OBG, may be evaluated either through the premarket approval, or PMA process, or the 510(k) clearance process, depending on the classification of the device. The FDA has confirmed that EyeGate® OBG would be submitted under the 510(k) de novo clearance process when used as a standalone device.

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

Manufacturing Requirements

We and our third-party manufacturers must comply with applicable FDA regulations relating to FDA’s cGMP regulations. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, extensive records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and our third-party manufacturers and certain key component suppliers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements patients a manufacturer to possible legal or regulatory action, including untitled letters, warning letters, determinations of product adulteration, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval. Such perceived problems concerning safety or efficacy may arise in the context of clinical studies continued as a result of our post-marketing obligations, reports we or FDA receive from patients and healthcare providers, or literature published by third parties regarding our products or similar products.

Third Party Payor Coverage and Reimbursement

Reimbursement is expected to use standard approaches for Ophthalmology. The commercial success of our EyeGate OBG, if and when commercialized, and our other product candidates will depend, in part, upon the availability of coverage and reimbursement from third party payors at the federal, state and private levels, including U.S. Government payor programs, such as Medicare and Medicaid, private health care insurance companies and managed care plans that have attempted to control costs by limiting coverage and the amount of reimbursement for particular procedures or drug treatments. The U.S. Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. Ongoing federal and state government initiatives directed at lowering the total cost of health care will likely continue to focus on healthcare reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid payment systems.

We expect that the pharmaceutical industry will continue to experience pricing pressures due to these initiatives and the trend toward managed healthcare and the increasing influence of managed care organizations. Our results of operations could be adversely affected by current and future healthcare reforms.

Some third-party payors also require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers that use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our EyeGate OBG or any other product candidate that we may develop and operate profitably.

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

Employees

As of December 31, 2019, we had ten full time employees.

Business Segment and Geographical Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. We view our operations and manage our business in one operating segment. We operate in one geographic segment.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception, which have caused management to determine there is substantial doubt regarding our ability to continue as a going concern. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was approximately $7.1 million for the year ended December 31, 2019, $10.8 million for the year ended December 31, 2018 and $100.2 million from the period of inception (December 26, 2004) through December 31, 2019. To date, we have financed our operations primarily through private placements and public offerings of our securities, and payments from our license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2008, clinical trials. We are still in the development stage of our product candidates and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our recurring losses from operations have caused management to determine there is substantial doubt regarding our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2019 with respect to this uncertainty.

We anticipate that our expenses will continue to be significant with the clinical trials for the ongoing development of our EyeGate OBG product.

Our expenses will also increase if and as we:

•	seek marketing approval for EyeGate OBG, whether alone or in collaboration with third parties;

•	continue the research and development of any of our other product candidates;

•	seek to develop additional product candidates;

•	in-license or acquire the rights to other products, product candidates or technologies for the treatment of ophthalmic diseases;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•	establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific and management personnel;

•	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and planned future commercialization efforts and our operations as a public company; and

•	increase our insurance coverage as we expand our clinical trials and commence commercialization of EyeGate OBG.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if:

•	we are required by the U.S. FDA or foreign equivalents to perform studies or clinical trials in addition to those currently expected; and

•	there are any delays in enrollment of patients in or completing our clinical trials or the development of EyeGate OBG or any other product candidates that we may develop.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize EyeGate OBG or other product candidates that we may develop, which may never occur. This will require us to be successful in a range of challenging activities, including:

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

As of December 31, 2019, we had cash and cash equivalents of $3.8 million. With the net proceeds received from closing a registered direct offering on January 3, 2020, we believe we will have sufficient cash to fund planned operations through December 31, 2020, however, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we completed our initial public offering and subsequent public offerings, registered direct offerings and private placements, additional capital may not be available on terms favorable to us, if at all. Accordingly, no assurances can be given that management will be successful in these endeavors. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

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

We are a clinical-stage company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies, and conducting clinical trials of EyeGate OBG and the EGP-437 Combination Product. We have not yet demonstrated our ability to successfully complete development of a product candidate, obtain marketing approvals, manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization.

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

In 2017, we completed the first in-human trial of EyeGate OBG evaluating the ability of EyeGate OBG to manage ocular surface re-epithelialization following PRK surgery. In 2018, we completed the second clinical trial for PRK surgery, as well as the first clinical trial focused on treating patients with PE. In 2019, we completed the pivotal clinical trial for PRK surgery and based on positive results, we plan to file the de novo application for the OBG product in the first half of 2020.

We cannot accurately predict when or if EyeGate OBG will prove effective or safe in humans or whether it will receive marketing approval. Our ability to generate product revenues, which may never occur, will depend heavily on our obtaining marketing approval for and commercializing EyeGate OBG .

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

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, including EyeGate OBG, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans . Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

In the future, we plan to build an ophthalmic focused sales and marketing infrastructure to market or co-promote EyeGate OBG product and possibly other product candidates that we develop in the U.S., if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of EyeGate OBG or any other product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize EyeGate OBG in markets outside the U.S. We also may enter into arrangements with third parties to perform these services in the U.S. if we do not establish our own sales, marketing and distribution capabilities in the U.S. or if we determine that such third-party arrangements are otherwise beneficial. We also may seek third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. To date, the only agreements we entered into were our Licensing Agreements with BHC, which were terminated effective March 14, 2019. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

The patent position of pharmaceutical, biotechnology and medical device companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our owned or licensed patent rights are highly uncertain. We currently have 13 pending patents. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. In particular, during prosecution of any patent application, the issuance of any patents based on the application may depend upon our ability to generate additional preclinical or clinical data that support the patentability of our proposed claims. We may not be able to generate sufficient additional data on a timely basis, or at all. Moreover, changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding. In addition, it is possible that changes in administration and policy, including the potential repeal of all or parts of the PPACA, could result in additional proposals and/or changes to health care system legislation.

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

Armistice Capital Master Fund Ltd. (the “Master Fund”), an entity affiliated with Steve J. Boyd and Keith Maher, each of whom are members of our board of directors and over which Mr. Boyd holds voting and investment power, holds shares of common stock that represent approximately 39% of all outstanding voting power, and as such may significantly influence the results of matters voted on by the Company’s shareholders. The Master Fund additionally holds 4,092 shares of Series C Preferred Stock that are convertible into 852,500 shares of common stock and warrants to purchase 2,202,085 shares of common stock. The warrants are subject to a blocker provision that prevents the Master Fund from exercising such warrants to the extent it would result in the Master Fund beneficially owning more than 4.99% of shares of our common stock. The interests of the Master Fund, Mr. Boyd and Mr. Maher may conflict with your interests. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

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

We have previously received notices from NASDAQ of non-compliance with its minimum bid price rules.

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

As of December 31, 2019, we had federal net operating loss carryforwards of approximately $59.0 million, state net operating loss carryforwards of approximately $41.1 million and aggregate federal and state research and development tax credit carryforwards of approximately $2.2 million and $0.5 million, respectively, available to reduce future taxable income. Certain of these federal and state net operating loss carryforwards and federal and state tax credit carryforwards will expire at various dates through 2039, if not utilized. Federal net operating losses generated as of December 31, 2017 will carry-forward until 2037 and net operating losses generated during the year ended December 31, 2018 and later will be carried forward indefinitely until utilized, but their utilization will be limited to 80% of taxable income. Utilization of these net operating loss and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. Under Section 382 of the Code and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. We have not completed a study to determine whether our initial public offering, our registered direct offering, our follow-on public offerings, and other transactions that have occurred may have triggered an ownership change limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change net operating loss and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us. In addition, the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017 limits the amount of net operating losses that we are permitted to deduct in any taxable year to 80% of our taxable income in such year. The TCJA also eliminates the ability to carry back net operating losses to prior years, but allows net operating losses generated after 2017 to be carried forward indefinitely. As such, there is a risk that due to such items, our existing net operating losses could expire or be unavailable to offset future income.

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

Because we are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we have elected certain scaled disclosure available for smaller reporting companies.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain either a non-accelerated filer and/or an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to continue to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

There were 55 holders of record of our common stock as of March 2, 2020. This number does not include beneficial owners whose shares were held in street name.

Reverse Stock Split

On August 30, 2019, we effected a reverse stock split of its shares of common stock at a ratio of 1-for-15. The reverse stock split was previously authorized at the annual meeting of our stockholders on June 20, 2019, and our Board of Directors subsequently approved the ratio and timing of the reverse stock split. All references to numbers of common shares and per-share information in this Annual Report have been adjusted retroactively to reflect the 1-for-15 reverse stock split.

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

Forward-Looking Statements

The following section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 21 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Annual Report on Form 10-K.

Business Overview

We are a clinical-stage pharmaceutical company focused on developing products for treating disorders of the eye. Our lead product in clinical development is the EyeGate Ocular Bandage Gel (“OBG”), a topically applied eye drop formulation of modified hyaluronic acid (“HA”). HA is a naturally occurring polymer that is important in many physiological processes, including wound healing, hydration, tissue homeostasis, and joint lubrication. We uniquely modify the HA through chemical cross-linking, which allows it to adhere longer to the ocular surface providing protection and lubrication for the treatment of corneal wounds, defects, and epitheliopathies. As EyeGate OBG will be the first prescription HA eye drop in the United States, it is being developed under the de novo pathway for devices.

EyeGate OBG is currently being developed for two different indications: wound healing for patients who have undergone photorefractive keratectomy (“PRK”) surgery and patients with punctate epitheliopathies (“PE”), specifically in patients with a history of dry eye. We have completed four clinical trials, three for PRK and one for PE. We recently announced positive topline data from the pivotal study for PRK surgery, thus completing development for this indication. We plan to file the de novo application for commercialization with the Food and Drug Administration (“FDA”) in the first half of 2020. In the third quarter of 2019, we initiated a follow-on trial for the indication of PE, evaluating several different exploratory endpoints, with topline data expected in the first half of 2020.

In addition, we were developing our legacy platform, EGP-437, which incorporated a reformulated topically active corticosteroid, Dexamethasone Phosphate, that was delivered into the ocular tissues through our iontophoresis drug delivery system, the EyeGate® II Delivery System (“EGP-437 Combination Product”). Further development related to this platform is currently on hold.

We entered into two exclusive global license agreements with a subsidiary of BHC for our EGP-437 Combination Product in the fields of anterior uveitis and for the treatment of post-operative ocular inflammation and pain in ocular surgery patients. Effective March 14, 2019, BHC voluntarily terminated these license agreements reinstating to us all of the rights and privileges of the EGP-437 platform.

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

Throughout our history, we have not generated significant revenue. We have never been profitable, and from inception through December 31, 2019, our losses from operations have aggregated $100.2 million. Our Net Loss was approximately $7.1 million and $10.8 million for the twelve months ended December 31, 2019 and 2018, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our EyeGate OBG, our lead product candidate for corneal epithelial defects, and any other product candidates we advance to clinical development. If we obtain regulatory approval for EyeGate OBG, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of EyeGate OBG including sales, marketing and distribution functions.

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

Financial Overview

Revenues

To date, we have recognized collaboration revenue from several U.S. government grants made to Jade for ocular therapeutic research (collectively, the “U.S. Government Grants”), as well as from BHC as performance obligations toward milestones were met. See Note 2 to our financial statements, “Summary of Significant Accounting Policies”. We expect to continue to incur significant operating losses as we fund research and clinical trial activities relating to our ocular therapeutic assets, consisting of our CMHA-S-based products, or any other product candidate that we may develop. There can be no guarantee that the losses incurred to fund these activities will succeed in generating revenue.

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

We adopted the new standard on January 1, 2018, using the modified retrospective method, which resulted in a cumulative effect adjustment in the amount of $9.5 million to beginning 2018 accumulated deficit and to deferred and unbilled revenue for the BHC contracts impacted by the adoption of the new standard. The changes to the method and/or timing of our revenue recognition associated with the adoption of the new standard primarily relate to the determination that there is one performance obligation in each contract with BHC and that the license combined with the R&D services is the performance obligation. As a result of termination of the BHC contracts in the first quarter of 2019, we recognized the deferred revenue balance of $2.686 million for the year ended December 31, 2019 and no further revenue will be recognized related to these contracts.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The new standard was effective for us on January 1, 2020 and is required to be applied prospectively. We evaluated the effect of the new guidance and adopted ASU No. 2017-04 effective January 1, 2020. The adoption of this standard will not have a material impact on our Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for smaller reporting companies in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the adoption of this standard to have a material effect on our financial statements.

Other Information

Net Operating Loss Carryforwards

As of December 31, 2019, we have federal and state income tax net operating loss (“NOL”) carryovers of approximately $59.0 million and $41.1 million, respectively. Federal NOL carryovers as of December 31, 2017 totaling $46.0 million and state NOL carryovers as of December 31, 2019 totaling $41.1 million will expire at various dates through 2039. Federal NOL carryovers generated during the years ended December 31, 2019 and 2018 totaling $13.0 million will be carried forward indefinitely, but their utilization will be limited to 80% of taxable income. As of December 31, 2019 we also have federal, state and foreign research and development tax credit carryforwards of approximately $2.2 million, $0.5 million, and $25,000, respectively, to offset future income taxes, which expire at various times through 2039.

Utilization of these net operating loss and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. Under Section 382 of the Code and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. We have not completed a study to determine whether our initial public offering, our registered direct offering, our follow-on public offerings, and other transactions that have occurred over the past three years may have triggered an ownership change limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change net operating loss and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us. In addition, the TCJA enacted on December 22, 2017 limits the amount of NOLs that we are permitted to deduct in any taxable year to 80% of our taxable income in such year. The TCJA also eliminates the ability to carry back NOLs to prior years but allows NOLs generated after 2017 to be carried forward indefinitely. As such, there is a risk that due to such items, our existing NOLs could expire or be unavailable to offset future income.

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

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes the results of our operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
Collaboration Revenue	$2,686,000	$1,652,520	$1,033,480
Operating Expenses:
Research and Development	(5,389,357)	(8,055,763)	2,666,406
General and Administrative	(4,405,684)	(4,441,458)	35,774
Total Operating Expenses	(9,795,041)	(12,497,221)	2,702,180
Other Income, Net	107,741	119,323	(11,582)
Loss Before Income Tax Expense	(7,001,300)	(10,725,378)	3,724,078
Income Tax Expense	(95,396)	(86,045)	(9,351)
Net Loss	$(7,096,696)	$(10,811,423)	$3,714,727

Collaboration Revenue. Collaboration Revenue was $2.686 million for the year ended December 31, 2019, compared to $1.653 million for the year ended December 31, 2018. The revenue recognized for the year ended December 31, 2019 was a result of the termination of the license agreements with BHC and no further revenue will be recognized related to these agreements. The revenue recognized for the year ended December 31, 2018 was related to milestone payments earned from BHC under the new standard for revenue recognition. As a result of adopting the new standard, $1.653 million of additional revenue was recognized during the year ended December 31, 2018.

Research and Development Expenses.  Research and Development Expenses were $5.389 million for the year ended December 31, 2019 compared to $8.056 million for the year ended December 31, 2018. The decrease of $2.666 million was primarily due to decreases in clinical activity related to EGP-437; decreased personnel related costs; as well as costs associated with OBG’s follow-on wound healing clinical trial and initial PE clinical trial, each of which were completed in 2018. These decreases were partially offset by increases in OBG‘s pivotal wound healing clinical trial, which was completed in 2019, as well as OBG’s follow-on PE clinical trial, which was fully enrolled in 2019 with data expected in the first half of 2020. Additionally, an increase of $0.500 million was recorded to the present value of the earn-out payment due upon FDA approval of the EyeGate OBG as a result of the 2019 fourth quarter assessment of present value, which took into consideration discount factors and probability of FDA approval. This increase of $0.500 million was recorded to contingent consideration on the Consolidated Balance Sheets and research and development expense on the Consolidated Statement of Operations and Comprehensive Loss.

General and Administrative Expenses.  General and Administrative Expenses were $4.406 million for the year ended December 31, 2019, compared to $4.441 million for the year ended December 31, 2018. The decrease of $0.036 million was mainly due to decreases in professional fees and office costs, partially offset by an increase in personnel-related costs and other corporate expenses.

Other Income, Net. Other Income, Net was $0.108 million for the year ended December 31, 2019, compared to $0.119 million for the year ended December 31, 2018 due to less interest earned on our cash balances.

Income Tax Expense. Income Tax Expense was $0.095 million for the year ended December 31, 2019, compared to $0.086 million for the year ended December 31, 2018. The 2019 tax expense was a result of an increase in the state blended tax rate, which was applied to the deferred tax liability balance. The 2018 tax expense was a result of the 2017 partial release of valuation allowance against our previously recorded deferred tax assets as a result of the impact of legislation commonly known as TCJA where future reversals of deductible temporary differences, such as those from our indefinite-lived in-process research and development, can offset taxable temporary differences from future net operating loss carryforwards due to their indefinite carryforward period under the new tax law.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from several registered offerings and private placements of our securities and payments from our BHC License Agreements and the U.S. Government Grants. From inception through March 4, 2020, we have raised a total of approximately $100.9 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $14.9 million in payments received under our license agreements and U.S. Government Grants.

Through December 31, 2019, we have received cash payments of $13.8 million under the BHC Agreements, which are presented as Collaboration Revenue on our Consolidated Statement of Operations and Comprehensive Loss, or Deferred or Unbilled Revenue on our Consolidated Balance Sheets. Additionally, on January 1, 2018, $9.5 million was recorded as a reduction to our opening accumulated deficit balance on our Consolidated Balance Sheets after adopting the new revenue recognition guidance.

On May 24, 2016, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), to create an at the market equity program under which we could from time to time offer and sell up to 87,952 shares of our Common Stock through the Sales Agent. The ATM Agreement terminated automatically pursuant to its terms on May 24, 2019.

On June 14, 2017, we completed a public offering of 355,777 shares of Common Stock and 1,995 shares of Series B Preferred Stock (convertible into 88,666 shares of Common Stock), along with warrants to purchase 444,443 shares of Common Stock. Following the 1-for-15 reverse stock split effected on August 30, 2019, the shares underlying these warrants were adjusted to reflect the reverse stock split and rounded up to the nearest whole share in accordance with their terms. The offering was priced at $22.50 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series B Convertible Preferred Stock) and warrant. The total net proceeds to us from this offering, after deducting the placement agent fees and offering expenses, were approximately $8.8 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series B Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $22.50 per share, which in the aggregate represented warrants to purchase an aggregate of 444,443 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on June 14, 2022, five years following the date of issuance. All 1,995 shares of Series B Preferred Stock have been converted into an aggregate of 88,666 shares of Common Stock.

On April 17, 2018, we completed a public offering of 982,000 shares of Common Stock and 6,536.4 shares of Series C Convertible Preferred Stock (convertible into 1,361,750 shares of Common Stock), along with warrants to purchase 2,343,750 shares of Common Stock. Following the 1-for-15 reverse stock split effected on August 30, 2019, the shares underlying these warrants were adjusted to reflect the reverse stock split and rounded up to the nearest whole share in accordance with their terms. The offering was priced at $4.80 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock) and warrant. The total net proceeds to us from the offering, after deducting the placement agent fees and offering expenses, were approximately $10.1 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $4.80 per share, which in the aggregate represented warrants to purchase an aggregate 2,343,750 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on April 17, 2023, five years following the date of issuance. Concurrently with the closing of the public offering, a holder elected to convert 1,400 shares of Series C Convertible Preferred Stock into 291,667 shares of Common Stock. Subsequently, on April 18, 2018, April 23, 2018, and April 30, 2018, holders converted 1,044.4 shares of Series C Convertible Preferred stock into 217,583 shares of Common Stock.

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

On January 3, 2020, we completed a registered direct offering for 500,000 shares of Common Stock with a purchase price of $10.00 per share. The total net proceeds to the Company from the offering were approximately $4.5 million.

At December 31, 2019, we had unrestricted cash and cash equivalents totaling $3,776,712.

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Net Cash Used in Operating Activities	$(8,153,833)	$(10,844,512)
Net Cash Used in Investing Activities	-	(270,000)
Net Cash Provided by Financing Activities	$3,920,805	$11,304,805

Comparison of Years Ended December 31, 2019 and 2018

Operating Activities.  Net cash used in operating activities was $8.154 million for the year ended December 31, 2019, compared to $10.845 million for the year ended December 31, 2018. During the year ended December 31, 2019, we recorded a net loss of $7.097 million and a decrease in deferred revenue of $2.686 million, partially offset by non-cash expenses for stock-based compensation and contingent consideration in the amounts of $0.852 million and $0.500 million, respectively, as well as an increase in accounts payable and accrued expense of $0.157 million. During the year ended December 31, 2018, we recorded a net loss of $10.811 million and a decrease in accounts payable and accrued expenses of $1.337 million, partially offset by a non-cash expense for stock-based compensation of $0.875 million and an increase in prepaid expenses and other current assets of $0.380 million.

Investing Activities. Net cash used in investing activities was $0 million for the year ended December 31, 2019, compared to $0.270 million for the year ended December 31, 2018. During the year ended December 31, 2018, we made the upfront payment of $0.250 million under the SentrX agreement and purchased $0.020 million in laboratory equipment.

Financing Activities. We received $3.921 million in cash from financing activities for the year ended December 31, 2019, compared to $11.305 million for the year ended December 31, 2018. During the year ended December 31, 2019, we received net proceeds of $1.8 million from the private placement with an affiliate of Armistice Capital, LLC and $2.150 million from the exercise of warrants. During the year ended December 31, 2018, we received net proceeds of $10.109 million from a stock offering and $1.206 million from the exercise of warrants.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our Stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a Common Stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including our CMHA-S-based products, on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market the CMHA-S-based products or any other products that we would otherwise prefer to develop and market ourselves.

Based on our cash on hand at December 31, 2019 and the approximately $4.5 million in net proceeds received from a registered direct offering that closed on January 3, 2020, we believe we will have sufficient cash to fund planned operations through December 31, 2020. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we successfully completed our IPO and several subsequent registered offerings and private placements of our securities, additional capital may not be available on terms favorable to us, if at all. On May 13, 2019, the SEC declared effective our registration statement on Form S-3, registering a total of $50,000,000 of our securities for sale to the public from time to time in what is known as a “shelf offering”. We do not know if our future offerings, including offerings pursuant to our shelf registration statement, will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2019.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019:

	Total	Less Than 1 Year	1-3 Years	3 Years & Thereafter
Leases (1)	$86,390	$86,390	$-	$-
Licensing Agreement (2)	325,000	47,500	85,000	192,500
Total (3)	$411,390	$133,890	$85,000	$192,500

(1)	Lease obligations reflect our obligation to make payments in connection with operating leases for our office space.
(2)	Licensing Agreement obligations represent our commitments under license agreements, including those made by us under our license agreements with the University of Miami School of Medicine, the University of Utah Research Foundation, and BioTime.
(3)	This table does not include (a) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

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

In connection with the preparation of this Annual Report on the Form 10-K, the Company’s Management, under the supervision of, and with the participation of, our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer and our Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

In connection with the preparation of this report, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

As a smaller reporting company and an “emerging growth company” under the Jumpstart Our Business Startups Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, EisnerAmper LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2019.

(c)	Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the quarter ended December 31, 2019. Based on that evaluation, management concluded that there were no changes to our internal control over financial accounting and reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2020 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2020 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2020 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2020 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2020 Annual Meeting of Stockholders.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

EYEGATE PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

EyeGate Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EyeGate Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EISNERAMPER LLP

New York, New York

March 4, 2020

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,776,712	$8,004,237
Prepaid Expenses and Other Current Assets	458,810	455,760
Right-of-Use Assets	83,926	-
Current Portion of Refundable Tax Credit Receivable	4,857	18,436
Total Current Assets	4,324,305	8,478,433
Property and Equipment, Net	16,846	43,518
Restricted Cash	45,000	45,000
Goodwill	1,525,896	1,525,896
Intangible Assets and In-Process R&D, Net	4,131,064	4,156,064
Other Assets	69,403	31,706
Total Assets	$10,112,514	$14,280,617
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$210,289	$63,654
Accrued Expenses	1,120,480	1,114,728
Lease Liabilities	83,926	-
Deferred Revenue	-	2,686,000
Total Current Liabilities	1,414,695	3,864,382
Non-Current Liabilities:
Contingent Consideration	1,710,000	1,210,000
Deferred Tax Liability	365,364	269,968
Total Non-Current Liabilities	2,075,364	1,479,968
Total Liabilities	3,490,059	5,344,350

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 9,994,184 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding at December 31, 2019 and December 31, 2018, 10,000 designated Series B, 0 shares issued and outstanding at December 31, 2019 and December 31, 2018; 10,000 shares designated Series C, 4,092 shares issued and outstanding at December 31, 2019 and December 31, 2018	41	41
Common Stock, $0.01 Par Value: 120,000,000 shares authorized; 4,077,755 shares issued and outstanding at December 31, 2019 and 3,038,592 shares issued and outstanding at December 31, 2018	40,778	30,386
Additional Paid-In Capital	106,689,065	101,921,707
Accumulated Deficit	(100,246,894)	(93,150,198)
Accumulated Other Comprehensive Income	139,465	134,331
Total Stockholders’ Equity	6,622,455	8,936,267
Total Liabilities and Stockholders’ Equity	$10,112,514	$14,280,617

See Accompanying Notes to the Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2019	2018
Collaboration Revenue	$2,686,000	$1,652,520
Operating Expenses:
Research and Development	5,389,357	8,055,763
General and Administrative	4,405,684	4,441,458
Total Operating Expenses	9,795,041	12,497,221
Other Income, Net:
Interest Income	108,066	120,363
Interest Expense	(325)	(1,040)
Total Other Income, Net	107,741	119,323
Loss Before Income Tax Expense	(7,001,300)	(10,725,378)
Income Tax Expense	(95,396)	(86,045)
Net Loss	$(7,096,696)	$(10,811,423)
Net Loss per Common Share - Basic and Diluted	$(2.23)	$(4.57)
Weighted Average Shares Outstanding - Basic and Diluted	3,181,019	2,365,583
Net Loss	$(7,096,696)	$(10,811,423)
Other Comprehensive Loss:
Foreign Currency Translation Adjustments	5,134	6,858
Comprehensive Loss	$(7,091,562)	$(10,804,565)

See Accompanying Notes to the Consolidated Financial Statements.

 EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2019 and 2018

					Additional	Accumulated Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	4,092	$41	3,038,592	$30,386	$101,921,707	$134,331	$(93,150,198)	$8,936,267

Stock-Based Compensation					852,230			852,230

Issuance of Common Stock in Offerings, Net of Offering Costs of $97,082			600,000	6,000	1,771,918			1,777,918

Issuance of Shares of Common Stock from Warrant Exercises			447,961	4,480	2,145,736			2,150,216

Cancellation of Fractional Shares due to Reverse Stock Split			(23)	-	-			-

Settlement of Fractional Shares due to Reverse Stock Split			(907)	(9)	(2,605)			(2,614)

Cancellation of Restricted Stock			(7,868)	(79)	79			-

Foreign Currency Translation Adjustment						5,134		5,134

Net Loss							(7,096,696)	(7,096,696)

Balance December 31, 2019	4,092	$41	4,077,755	$40,778	$106,689,065	$139,465	$(100,246,894)	$6,622,455

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

Cancellation and Correction of Restricted Stock Par Value

Issuance of Common Stock in Offerings, Net of Offering Costs of $1,141,238			6,536	65

Conversion of Series B Preferred Stock into Common Stock	(600)	(6)

Conversion of Series C Preferred Stock into Common Stock			(2,444)	(24)

Issuance of Common Shares from Warrant Exercises

Cancellation of Restricted Stock

Foreign Currency Translation Adjustment

Net Loss

Balance at December 31, 2018	-	$-	4,092	$41

				Accumulated
				Other		Total
	Common Stock		Additional Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2017	1,150,484	$11,505	$89,750,749	$127,473	$(91,816,655)	$(1,926,922)

Cumulative Effect of Change in Accounting Principle (Note 2)					9,477,880	9,477,880

Balance at January 1, 2018	1,150,484	11,505	89,750,749	127,473	(82,338,775)	7,550,958

Stock-Based Compensation			875,287			875,287

Cancellation and Correction of Restricted Stock Par Value	119,000	1,190	(1,190)			-

Issuance of Common Stock in Offerings, Net of Offering Costs of $1,141,238	982,000	9,820	10,098,877			10,108,762

Conversion of Series B Preferred Stock into Common Stock	26,667	267	(261)			-

Conversion of Series C Preferred Stock into Common Stock	509,250	5,092	(5,068)			-

Issuance of Common Shares from Warrant Exercises	251,208	2,512	1,203,313			1,205,825

Cancellation of Restricted Stock	(17)	-	-			-

Foreign Currency Translation Adjustment				6,858		6,858

Net Loss					(10,811,423)	(10,811,423)

Balance at December 31, 2018	3,038,592	$30,386	$101,921,707	$134,331	$(93,150,198)	$8,936,267

See Accompanying Notes to the Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Operating Activities
Net Loss	$(7,096,696)	$(10,811,423)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization of Intangible Assets	51,672	38,483
Reduction of Right-of-Use Assets	162,261	-
Stock-Based Compensation	852,230	875,287
Contingent Consideration	500,000	-
Deferred Taxes	95,396	86,045
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	(3,051)	379,609
Refundable Tax Credit Receivable	13,210	4,191
Other Assets	(37,697)	69,643
Accounts Payable	146,636	(642,435)
Lease Liabilities	(162,261)	-
Deferred Revenue	(2,686,000)	540,208
Unbilled Revenue	-	(689,928)
Accrued Expenses	10,467	(694,192)
Net Cash Used in Operating Activities	(8,153,833)	(10,844,512)

Investing Activities:
Purchase of Property and Equipment	-	(20,000)
Payment Under License Agreement	-	(250,000)
Net Cash Used in Investing Activities	-	(270,000)

Financing Activities:
Proceeds from Stock Offerings, Net of Offering Costs	1,777,918	10,108,762
Exercise of Warrants	2,150,216	1,205,825
Settlement of Fractional Shares	(2,614)	-
Equipment Financing Payments	(4,715)	(9,782)
Net Cash Provided by Financing Activities	3,920,805	11,304,805

Effect of Exchange Rate Changes on Cash	5,503	7,915
Net (Decrease) Increase in Cash	(4,227,525)	198,208
Cash, Including Restricted Cash, Beginning of Year	8,049,237	7,851,029
Cash, Including Restricted Cash, End of Year	$3,821,712	$8,049,237

Supplemental Disclosures of Noncash Operating and Financing Activities:
Creation of Right-of-Use Assets and Related Lease Liabilities Upon Adoption of ASU 2016-02	$136,675	$-
Creation of Right-of-Use Assets and Related Lease Liabilities	$109,511	$-
Conversion of Preferred Stock into Common Stock	$-	$80,388
Cancellation of Restricted Stock	$79	$-

See Accompanying Notes to the Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

1.    Organization, Business, and Liquidity

EyeGate Pharmaceuticals, Inc. (“EyeGate” or the “Company”), a Delaware corporation, began operations in December 2004 and is a clinical-stage pharmaceutical company focused on developing products for treating disorders of the eye. The Company’s lead product in clinical development is the EyeGate Ocular Bandage Gel (“OBG”), a topically applied eye drop formulation of modified hyaluronic acid (“HA”). HA is a naturally occurring polymer that is important in many physiological processes, including wound healing, hydration, tissue homeostasis, and joint lubrication. EyeGate uniquely modifies the HA through chemical cross-linking, which allows it to adhere longer to the ocular surface providing protection and lubrication for the treatment of corneal wounds, defects, and epitheliopathies. As OBG is the first prescription HA eye drop in the United States, it is being developed under the de novo pathway for devices.

As of December 31, 2019, there were 4,077,755 shares of Common Stock outstanding, no shares of Series A Preferred Stock outstanding, no shares of Series B Preferred Stock outstanding, and 4,092 shares of Series C Preferred Stock outstanding.

Effective July 31, 2015, the Company’s Common Stock began trading on the Nasdaq Capital Market under the symbol “EYEG”.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Consolidated Financial Statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2019, EyeGate had unrestricted Cash and Cash Equivalents of $3,776,712, and an Accumulated Deficit of $100,246,894. EyeGate has incurred losses and negative cash flows since inception, and future losses are anticipated. Based on its cash on hand at December 31, 2019 and the approximately $4.5 million in net proceeds received from a registered direct offering that closed on January 3, 2020, the Company anticipates having sufficient cash to fund planned operations through December 31, 2020, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although historically the Company has been successful at raising capital, additional capital may not be available on terms favorable to EyeGate, if at all. On May 13, 2019, the SEC declared effective EyeGate’s registration statement on Form S-3, registering a total of $50,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings, including offerings pursuant to its shelf registration statement, will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of expenses during the reporting periods. The Company makes significant estimates and assumptions in recording the accruals for our clinical trial and research activities, establishing the useful lives of intangible assets and property and equipment, conducting impairment reviews of long-lived assets, revenue recognition, stock-based compensation, and contingent considerations payable. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Although the Company monitors and regularly assesses these estimates, actual results could differ significantly from these estimates. The Company records changes in estimates in the period that it becomes aware of the change.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of 90 days or less when acquired that are not restricted as to withdrawal, to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. The Company invests its cash in either U.S. government or treasury money market funds with maturities of 90 days or less. As of December 31, 2019 and 2018, the Company has classified $45,000 and $45,000 as restricted cash, respectively.

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

December 31, 2019

2.    Summary of Significant Accounting Policies - (continued)

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of and considers whether long-lived assets held for use have been impaired whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable, or that the period of their recovery may have changed. Management makes significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity in order to test for impairment. Management reports those long-lived assets to be disposed of and assets held for sale at the lower of carrying amount or fair value less cost to sell. Based on current facts, estimates and assumptions, management believes that no assets are impaired at December 31, 2019. There is no assurance that management’s estimates and assumptions will not change in future periods.

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

Goodwill

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. Goodwill at December 31, 2019 and 2018 was $1,525,896, which solely consists of the goodwill acquired in the acquisition of Jade. Goodwill is not amortized and is tested for impairment on an annual basis in the fourth quarter of each fiscal year and whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed qualitative impairment evaluations on its goodwill as of December 31, 2019 and determined that there were no indications that goodwill was impaired.

In-Process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At December 31, 2019 and 2018 there is $3,912,314 of in-process R&D, as part of intangible asset and in-process R&D on the Consolidated Balance Sheets.

Intangible Assets

The Company records intangible assets acquired in asset acquisitions of proprietary technology. The Company capitalizes intangible assets, amortizes them over the estimated useful life, and periodically evaluates the assets for impairment. At December 31, 2019 and 2018 there is $218,750 and $243,750, respectively, of net intangible assets, as part of intangible assets and in-process R&D, net on the Consolidated Balance Sheets.

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

December 31, 2019

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

Income Taxes

The Company will record a deferred income tax asset and liability for the expected future income tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements and income tax returns. The Company will record a deferred income tax asset and liability based on differences between the financial statement carrying, or “book”, amounts of assets and liabilities, and the tax bases of the assets and liabilities using the enacted income tax regulations in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred income tax asset will be recorded if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. As of December 31, 2019 and 2018, all of the Company’s net deferred income tax assets were subject to a full valuation allowance. As of December 31, 2019 and 2018, the Company has a net deferred tax liability of $365,364 and $269,968, respectively.

The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. As of December 31, 2019, the Company had no unrecognized uncertain income tax positions.

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

December 31, 2019

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

Net Loss per Share - Basic and Diluted

Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period, which, for basic net loss per share, does not include unvested restricted common stock that has been issued but is subject to forfeiture of 50,187 shares for the year ended December 31, 2019 and 121,478 shares for the year ended December 31, 2018.

Dilutive common equivalent shares consist of stock options, warrants, and preferred stock and are calculated using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants. Common equivalent shares do not qualify as participating securities. In periods where the Company records a net loss, unvested restricted common stock and potential common stock equivalents are not included in the calculation of diluted net loss per share as their effect would be anti-dilutive. Potential common shares not included in calculating diluted net loss per share are as follows:

	Year Ended December 31,
	2019	2018
Common Stock Warrants	2,875,006	2,722,967
Employee Stock Options	174,175	138,324
Preferred Stock	852,500	852,500
Total Shares of Common Stock Issuable	3,901,681	3,713,791

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

2.    Summary of Significant Accounting Policies - (continued)

Related-Party Transactions

The Company has entered into certain related-party transactions, making payments for services to two vendors, eleven consultants and two public universities, all of whom also are stockholders of the Company. These transactions generally are ones that involve a stockholder or option holder of the Company to whom the Company also makes payments during the year, typically as a consultant or a service provider. The Company made payments related to clinical trial services to one vendor in the amount of approximately $978,000 during the year ended December 31, 2019. Additionally, on October 2, 2019, the Company completed a private placement of 600,000 shares of Common Stock and warrants to purchase up to 600,000 shares of Common Stock to an affiliate of Armistice Capital, LLC, with a combined purchase price per share and warrant of $3.125. Steven J. Boyd and Keith Maher, each of whom are members of our board of directors, are affiliates of Armistice Capital, LLC, and Mr. Boyd holds voting and investment power over such entity. The total gross proceeds from the private placement were approximately $1.9 million. Except as described above, the amounts recorded or paid to related parties are not material to the accompanying Consolidated Financial Statements.

Fair Value of Financial Instruments

The carrying amounts of Accounts Payable approximate their fair values due to the short-term nature of these items. As of December 31, 2019 and December 31, 2018, the fair value of the Company’s contingent consideration was $1,710,000 and $1,210,000, respectively. The Company evaluates the present value of this earn-out payment on a quarterly basis and as a result of the 2019 fourth quarter assessment of the EyeGate OBG product, taking into consideration discount factors and the probability of FDA approval, recorded an increase of $500,000 to the present value of contingent consideration for the year ended December 31, 2019.

At December 31, 2019 and December 31, 2018, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

The below table represents the changes in the Company’s contract assets and contract liabilities:

	December 31, 2019	December 31, 2018
Contract Liabilities:
Deferred Revenue	$(2,686,000)	$2,686,000

Twelve Months Ended
December 31, 2019
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$2,686,000

In addition, the Company may receive government grant funds for specified ocular therapeutic research activities. Revenue under these grants will be recorded when the Company performs the activities specified by the terms of each grant and is entitled to the funds.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The new standard was effective for the Company on January 1, 2020 and is required to be applied prospectively. The Company has evaluated the effect of the new guidance and adopted ASU No. 2017-04 effective January 1, 2020. The adoption of this standard will not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for smaller reporting companies in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

3.     Property and Equipment

Property and equipment at December 31, 2019 and 2018 consists of the following:

	Estimated Useful Life (Years)	2019	2018
Laboratory Equipment	3	$62,576	$62,576
Office Furniture	5	14,430	14,430
Leasehold Improvements	2	22,569	22,569
Total Property and Equipment, Gross		99,575	99,575
Less Accumulated Depreciation		82,729	56,057
Total Property and Equipment, Net		$16,846	$43,518

Depreciation expense was $26,672 and $32,233 for the years ended December 31, 2019 and 2018, respectively.

4.    Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2019	2018
Payroll and Benefits	$598,327	$722,178
Professional Fees	259,606	165,894
Clinical Trials	254,144	212,540
Consulting	8,403	9,401
Short-Term Portion of Capital Lease Obligation	-	4,715
Total Accrued Expenses	$1,120,480	$1,114,728

5.    Debt

The Company has no indebtedness other than trade and accounts payable and capital lease obligations in the ordinary course of business as of the years ended December 31, 2019 and 2018.

6.    Intangible Assets and In-Process R&D

Intangible assets at December 31, 2019 consist of the rights to trade secrets and know-how related to the manufacturing of the EyeGate Ocular Bandage Gel (“OBG”). During the third quarter of 2018, the Company entered into an intellectual property license agreement with SentrX Animal Care, Inc. (“SentrX”) with respect to certain rights relating to the manufacturing of EyeGate OBG product. The intangible assets were recorded at $250,000, representing the upfront payment paid to SentrX. Additionally, SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified development and commercial milestones. These future milestone payments to SentrX will increase the carrying value of the intangible assets. The Company’s intangible assets are amortized on a straight-line basis over the estimated useful lives. Additionally, in-process R&D at December 31, 2019 and 2018 consists of projects acquired from the acquisition of Jade that have not reached technological feasibility and which have no alternative future use. Once the R&D process is complete, the Company will amortize the R&D asset over its remaining useful life. The Company periodically evaluates these assets for impairment.

Intangible assets and in-process R&D at December 31, 2019 and 2018 consists of the following:

	Estimated Useful Life (Years)	2019	2018
Trade Secrets	10	$250,000	$250,000
Less: Accumulated Amortization		(31,250)	(6,250)
Intangible Assets, Net		218,750	243,750
In-Process R&D		3,912,314	3,912,314
Total Intangible Assets and In-Process R&D, Net		$4,131,064	$4,156,064

Amortization expense on intangible assets was $25,000 and $6,250 for the years ended December 31, 2019 and 2018, respectively.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

On June 14, 2017, the Company completed a public offering of 355,777 shares of Common Stock and 1,995 shares of Series B Preferred Stock (convertible into 88,666 shares of Common Stock), along with warrants to purchase 444,443 shares of Common Stock. Following the 1-for-15 reverse stock split effected on August 30, 2019, the shares underlying these warrants were adjusted to reflect the reverse stock split and rounded up to the nearest whole share in accordance with their terms. The offering was priced at $22.50 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series B Convertible Preferred Stock) and warrant. The total net proceeds to the Company from the offering, after deducting the placement agent fees and offering expenses, were approximately $8.8 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series B Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $22.50 per share, which in the aggregate represented warrants to purchase an aggregate of 444,443 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on June 14, 2022, five years following the date of issuance. All 1,995 shares of Series B Preferred Stock have been converted into an aggregate of 88,666 shares of Common Stock.

On April 17, 2018, the Company completed a public offering of 982,000 shares of Common Stock and 6,536.4 shares of Series C Preferred Stock (convertible into 1,361,750 shares of Common Stock), along with warrants to purchase 2,343,750 shares of Common Stock. Following the 1-for-15 reverse stock split effected on August 30, 2019, the shares underlying these warrants were adjusted to reflect the reverse stock split and rounded up to the nearest whole share in accordance with their terms. The offering was priced at $4.80 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock) and warrant. The total net proceeds to the Company from the offering, after deducting the placement agent fees and offering expenses, were approximately $10.1 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series C Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $4.80 per share, which in the aggregate represented warrants to purchase an aggregate of 2,343,750 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on April 17, 2023, five years following the date of issuance. Concurrently with the closing of the public offering, a holder elected to convert 1,400 shares of Series C Preferred Stock into 291,667 shares of Common Stock. Subsequently, on April 18, 2018, April 23, 2018, and April 30, 2018, holders converted 1,044.4 shares of Series C Preferred stock into 217,583 shares of Common Stock.

On August 9, 2019, the Board of Directors approved a 1-for-15 reverse stock split and the filing of a Certificate of Amendment to the Restated Certificate of Incorporation of the Company to effect a reverse stock split. The Certificate of Amendment was filed with the Secretary of State of the State of Delaware on August 28, 2019, and the reverse stock split became effective in accordance with the terms of the Certificate of Amendment on August 30, 2019. The reverse stock split did not affect the number of authorized shares of common stock, which is 120,000,000 shares. A proportionate adjustment was made to (i) the per share exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding equity awards, options and warrants to purchase shares of common stock, and (ii) the number of shares reserved for issuance pursuant to the Company’s 2014 Equity Incentive Plan. Fractional shares were not issued as a result of the reverse stock split; instead, the Company paid out cash in lieu of any fractional shares.

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

At December 31, 2019, the Company had 120,000,000 authorized shares of Common Stock, $0.01 par value, of which 4,077,755 shares were outstanding. At December 31, 2019, the Company had 9,994,184 authorized shares of Preferred Stock, $0.01 par value, of which 3,750 shares were designated as Series A Preferred Stock and 0 shares were issued and outstanding, 10,000 shares were designated as Series B Preferred Stock and 0 shares were issued and outstanding, and 10,000 shares were designated as Series C Preferred Stock and 4,092 shares were issued and outstanding. At December 31, 2019, there were 0 shares of Common Stock underlying the outstanding shares of Series A Preferred Stock, 0 shares of Common Stock underlying the outstanding shares of Series B Preferred Stock, and 852,500 shares of Common Stock underlying the outstanding shares of Series C Preferred Stock.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

8.    Warrants

At December 31, 2019 and 2018, the following warrants were outstanding:

	Number of Awards		Weighted Average Exercise Price		Weighted Average Remaining Term in Years
Outstanding at December 31, 2017	630,415		$48.90		4.23
Issued	2,343,777	[1]	4.80	[3]	4.30
Exercised	(251,225)		4.80		4.30
Outstanding at December 31, 2018	2,722,967		$15.00		4.05
Issued	600,000	[2]	3.13	[3]	4.76
Exercised	(447,961)		4.80		3.30
Outstanding at December 31, 2019	2,875,006		$14.14		3.37

[1]	Consists of 2,343,777 warrants to purchase 2,343,777 shares of Common Stock issued in connection with the Company’s public offering on April 17, 2018.

[2]	Consists of 600,000 warrants to purchase 600,000 shares of Common Stock issued in connection with the Company’s private placement with an affiliate of Armistice Capital, LLC on October 2, 2019.

[3]	Warrant exercise price for a full share of Common Stock.

All of the warrant agreements provide for a cashless exercise in the event a registration statement covering the issuance of the shares of common stock underlying the warrants is not effective, whereby the number of shares to be issued upon exercise of such warrants will be reduced based on the exercise price and the market value of the shares at the time of exercise. The outstanding warrants expire from 2020 through 2024.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”) and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. As of December 31, 2019, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP was 559,339 and 11,371 shares, respectively.

In January 2019, the number of shares of common stock issuable under the 2014 Plan automatically increased by 23,333 shares pursuant to the terms of the 2014 Plan. These additional shares are included in the total of 559,339 shares issuable under the 2014 Plan.

The following is a summary of stock option activity for the twelve months ended December 31, 2019 and December 31, 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (In Years)
Outstanding at December 31, 2017	127,310	$38.14	5.83
Granted	27,687	8.55
Expired	(10,526)	25.76
Forfeited	(6,147)	15.44
Outstanding at December 31, 2018	138,324	$34.17	5.95
Granted	49,994	7.20
Expired	(9,274)	28.58
Forfeited	(4,869)	9.19
Outstanding at December 31, 2019	174,175	$27.42	6.22
Exercisable at December 31, 2019	117,534	$36.78	5.18
Vested and Expected to Vest at December 31, 2019	174,175	$27.42	6.22

During the years ended December 31, 2019 and December 31, 2018, the Board approved the grant of options to purchase 49,994 and 27,687 shares of its Common Stock, respectively. All option grants were pursuant to the 2014 Plan. In general, options granted under the 2014 Plan vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

9.    Equity Incentive Plan - (continued)

For the twelve months ended December 31, 2019 and 2018, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2019	2018
Risk-Free Interest Rate	1.82%	1.82%
Expected Life	5.00 years	8.01 years
Expected Volatility	152%	158%
Expected Dividend Yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the twelve months ended December 31, 2019 and 2018 was $7.11 and $8.33, respectively.

The following is a summary of restricted stock activity for the twelve months ended December 31, 2019 and December 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Recognition Period
Non-vested Outstanding at December 31, 2017	6,865	$22.81
Awarded	125,989	8.55
Vested	(4,152)	22.81
Forfeited	(7,224)	9.00
Non-vested Outstanding at December 31, 2018	121,478	8.84	2.25
Vested	(63,632)	9.00
Forfeited	(7,659)	8.86
Non-vested Outstanding at December 31, 2019	50,187	$8.64	1.49

During the years ended December 31, 2019 and 2018, the Board approved the grant of 0 and 125,989 restricted shares of its Common Stock, respectively. All grants of restricted shares were pursuant to the 2014 Plan. These vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. During the year ended December 31, 2019, 7,659 shares of restricted stock, respectively, which had not vested were forfeited and returned to the Company. During the year ended December 31, 2018, 7,224 shares of restricted stock, which had not vested were forfeited and returned to the Company.

The total stock-based compensation expense for employees and non-employees is included in the accompanying Consolidated Statements of Operations and as follows:

	Year Ended December 31,
	2019	2018
Research and Development	$203,512	$255,505
General and Administrative	648,718	619,782
Total Stock-Based Compensation Expense	$852,230	$875,287

The fair value of options granted for the twelve months ended December 31, 2019 and 2018 was approximately $355,000 and $212,000, respectively. The fair value of restricted stock granted for the twelve months ended December 31, 2019 and 2018 was approximately $0 and $1,049,000 respectively. As of December 31, 2019 and 2018, there was approximately $627,000 and $1,236,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted average period of 1.62 and 2.27 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2019 and 2018 was approximately $32,000 and $0, respectively.

As of December 31, 2019, there were 288,690 shares of Common Stock available for grant under the 2014 Plan and 7,806 shares available under the Company’s ESPP.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

10.    Income Taxes

The components of loss before income taxes are as follows:

	Year Ended December 31,
	2019	2018
Domestic	$(7,523,695)	$(11,242,646)
Foreign	522,395	517,268
Total Loss Before Income Taxes	$(7,001,300)	$(10,725,378)

The components of income tax expense are as follows:

	Year Ended December 31,
	2019	2018
Deferred Taxes:
Federal	$(4,182)	$1,814
State	99,578	84,231
Total Deferred Taxes	$95,396	$86,045
Income Tax Expense	$95,396	$86,045

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	Year Ended December 31,
	2019	2018
United States Federal Income Tax Rate	21.00%	21.00%
State Taxes, Net of Federal Benefit	13.82	(0.38)
Permanent Differences	(4.18)	(1.48)
Change in Valuation Allowance	(37.40)	3.88
Research and Development Credits	6.53	1.06
Tax Rate Differential	(1.15)	(1.33)
Topic 606 Adoption	-	(20.90)
Stock-Based Compensation	0.45	0.00
Other	(0.43)	(2.65)
Effective Tax Rate Expense	(1.36)%	(0.80)%

The Company’s deferred tax assets and liabilities consist of the following:

	Year Ended December 31,
	2019	2018
Net Deferred Tax Liability:
Net Operating Loss Carryforwards	$15,230,646	$13,601,705
Research and Development Credit Carryforwards	2,594,055	2,124,949
Capitalized Research and Development	6,521,705	5,861,675
Stock-Based Compensation	814,438	639,729
Depreciation and Amortization	170	(3,217)
Cash Versus Accrual Adjustments	1,738,482	2,069,985
Total Deferred Tax Assets	26,899,496	24,294,826
Valuation Allowance	(26,278,147)	(23,659,844)
Net Deferred Tax Asset	621,349	634,982
In-Process Research and Development	(986,713)	(904,950)
Net Deferred Tax Liability	$(365,364)	$(269,968)

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

10.    Income Taxes - (continued)

As of December 31, 2019, the Company has federal and state net operating loss carryforwards of approximately $59,013,000 and $41,088,000, respectively, to offset future federal and state taxable income. Federal NOL carryforwards as of December 31, 2017 totaling $46.055 million and state NOL carryforwards as of December 31, 2019 totaling $41.088 million will expire at various times through 2039. Federal NOL carryforwards generated during the years ended December 31, 2019 and 2018 totaling $12.958 million will carry forward indefinitely, but their utilization will be limited to 80% of taxable income. The Company has foreign net operating loss carryforwards of $1,565,000 as of December 31, 2019, which can be carried forward indefinitely. As of December 31, 2019, the Company also has federal, state and foreign research and development tax credit carryforwards of approximately $2,171,000, $504,000, and $25,000, respectively, to offset future income taxes, which expire at various times through 2039. The federal and state net operating loss and research tax credit carryforwards may be subject to the limitations provided in the Internal Revenue Code (“IRC”) Sections 382 and 383. Approximately $638,000 of the federal net operating loss attributable to Jade is subject to a Section 382 limitation. Jade’s carryover of its research and development credits will be subject to the Section 383 limitation.

The Company files United States federal income tax returns and income tax returns in the Commonwealth of Massachusetts, Utah, and New Jersey, as well as foreign tax returns for its subsidiary in France. The Company is not under examination by any jurisdiction for any tax year.

The Company has recorded a valuation allowance against its United States deferred tax assets in each of the years ended December 31, 2019, and 2018 because the Company’s management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased (decreased) by approximately $2,618,000 and ($416,000) during the years ended December 31, 2019 and 2018, respectively, primarily as a result of adjustments for accrual to cash basis items, the adoption of Topic 606, capitalized research and development expenses, and a reduction in the U.S. federal tax rate.

Effective January 1, 2019, the Company adopted ASU 2016-02, which resulted in recognition of lease liabilities and right-of-use assets. The adoption did not have material impact on the deferred tax balances as of December 31, 2019.

As of December 31, 2019 and 2018, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company will recognize interest and penalties related to tax positions in income tax expense. The Company has not, as yet, conducted a study of R&D credit carryforwards, which are fully reserved for. This study may result in an adjustment to the Company’s R&D credit carryforwards and related valuation allowance, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

11.    Commitments and Contingencies

Leases

The Company is a party to a real property operating lease for the rental of office space in Waltham, Massachusetts of up to 4,516 square feet, that is used for its corporate headquarters. This lease was to originally terminate in December 2019 and was amended during the third quarter of 2019 to extend its term until June 2020. On July 6, 2016, the Company entered into a real property operating lease for office and laboratory space of approximately 2,300 square feet in Salt Lake City, Utah. This lease was amended during the second quarter of 2019 to extend its term until June 2020.

Operating lease assets and liabilities are recognized at the lease commencement date at the present value of lease payments to be paid. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments. To determine the present value of lease payments to be paid, the Company estimated incremental secured borrowing rates corresponding to the maturities of the leases. The Company estimated a rate of 10% based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. The Company recognizes expense for its leases on a straight-line basis over the lease term.

Maturities of lease liabilities were as follows as of December 31, 2019:

Operating Leases
Year Ending December 31, 2020	$86,390
Less: Imputed Interest	(2,464)
Lease Liabilities	$83,926

License Agreements

The Company is a party to four license agreements as described below. These license agreements require the Company to pay royalties or fees to the licensor based on revenue or milestones related to the licensed technology.

On February 15, 1999, the Company entered into an exclusive worldwide license agreement with the University of Miami School of Medicine to license technology relating to the Company’s EyeGate® II Delivery System. This agreement, which was amended in December 2005, requires the Company to pay to the University of Miami an annual license fee of $12,500. This license also requires payments to the University of Miami upon the Company’s achievement of certain milestones. Unless terminated pursuant to the license agreement, this license will expire 12 years after the date of the first commercial sale of a product containing the licensed technology.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

11.   Commitments and Contingencies - (continued)

On September 26, 2018, the Company entered into an intellectual property licensing agreement (the “SentrX Agreement”) with SentrX, a veterinary medical device company that develops and manufactures veterinary wound care products. Under the SentrX Agreement, the Company will in-license the rights to trade-secrets and know-how related to the manufacturing of its EyeGate OBG. The SentrX Agreement will enable the Company to pursue a different vendor with a larger capacity for manufacturing and an FDA-inspected facility for commercialization of a product for human use. Under the SentrX Agreement, the Company paid SentrX an upfront payment of $250,000 recorded as intangible assets on the Condensed Consolidated Balance Sheets. SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified developmental and commercial milestones. These future milestone payments to SentrX will increase the carrying value of the intangible assets.

On July 9, 2015, the Company entered into an exclusive worldwide licensing agreement with a subsidiary of BHC through which EyeGate granted BHC exclusive, worldwide commercial and manufacturing rights to its EGP-437 Combination Product in the field of anterior uveitis, as well as a right of last negotiation to license the EGP-437 Combination Product for other indications. Under the agreement, BHC paid the Company an upfront payment of $1.0 million. The Company was eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified developmental and commercial milestones. In addition, the Company was eligible to receive royalties based on a specified percent of net sales of the EGP-437 Combination Product throughout the world, subject to adjustment in certain circumstances. BHC voluntarily terminated this license agreement effective March 14, 2019.

On February 21, 2017, the Company entered into an exclusive, worldwide licensing agreement with a subsidiary of BHC (the “New BHC Agreement”), through which the Company granted BHC exclusive, worldwide commercial and manufacturing rights to its EGP-437 Combination Product in the field of ocular iontophoretic treatment for post-operative ocular inflammation and pain in ocular surgery patients (the “New Field”). Under the New BHC Agreement, BHC paid the Company an initial upfront payment of $4.0 million, and the Company was eligible to receive milestone payments totaling up to approximately $99.0 million, upon and subject to the achievement of certain specified developmental and commercial progress of the EGP-437 Combination Product for the New Field. In addition, the Company was eligible under the New BHC Agreement to receive royalties based on a specified percent of net sales of its EGP-437 Combination Product for the New Field throughout the world, subject to adjustment in certain circumstances. BHC voluntarily terminated this license agreement effective March 14, 2019.

The Company was previously a party to an exclusive worldwide license agreement with the University of Utah Research Foundation to further the commercial development of the NASH technology, together with alkylated HA. The agreement called for payments due to the University of Utah, consisting of a license grant fee of $15,000 due within 30 days of signing, and an annual licensing fee, initially $5,000, and escalating ratably up to $20,000 in 2021. On October 8, 2019, the Company provided written notice to terminate this agreement effective 120 days from this written notice, or February 5, 2020.

12.   Employee Benefit Plans

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. As a result of the 401(k) plan compliance review for the year ended December 31, 2018, the Company contributed approximately $29,700 to eligible employees. The Company has accrued an estimate of approximately $36,000 for contributions likely due as a result of the 401(k) plan compliance review for the year ended December 31, 2019. The Company made no matching contribution for each of the twelve months ending December 31, 2019 and 2018.

13.   Subsequent Event

On January 3, 2020, the Company completed a registered direct offering for 500,000 shares of Common Stock with a purchase price of $10.00 per share. The total net proceeds to the Company from the offering were approximately $4.5 million.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2020	By:	/s/ Stephen From
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen From	President, Chief Executive Officer and Director	March 4, 2020
Stephen From	(principal executive officer)

/s/ Sarah Romano	Chief Financial Officer	March 4, 2020
Sarah Romano	(principal financial and accounting officer)

/s/ Paul Chaney	Chairman	March 4, 2020
Paul Chaney

/s/ Morton Goldberg	Director	March 4, 2020
Morton Goldberg

/s/ Praveen Tyle	Director	March 4, 2020
Praveen Tyle

/s/ Thomas E. Hancock	Director	March 4, 2020
Thomas E. Hancock

/s/ Bernard Malfroy-Camine	Director	March 4, 2020
Bernard Malfroy-Camine

/s/ Keith Maher	Director	March 4, 2020
Keith Maher

/s/ Steve Boyd	Director	March 4, 2020
Steve Boyd

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit

2.1[1]	Stock Purchase Agreement, dated as of March 7, 2016, by and among the Registrant and the Sellers named therein.

3.1[2]	Restated Certificate of Incorporation of the Registrant.

3.2[14]	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed July 10, 2018.

3.3[17]	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed August 28, 2019.

3.4[2]	Amended and Restated By-laws of the Registrant.

3.5[7]	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

3.6[8]	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.7[13]	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.

4.1*	Description of Securities.

4.2[3]	Specimen Stock Certificate evidencing the shares of common stock.

4.3[7]	Form of Common Stock Purchase Warrant, dated June 30, 2016.

4.4[9]	Form of Common Stock Purchase Warrant, dated June 14, 2017.

4.5[12]	Form of Common Stock Purchase Warrant, dated April 17, 2018.

4.6[18]	Form of Common Stock Purchase Warrant, dated October 2, 2019.

4.7[20]	Form of Common Stock Purchase Warrant, dated January 3, 2020.

10.1[4]	2005 Equity Incentive Plan, as amended.

10.2[15]	2014 Equity Incentive Plan, as amended.

10.3[5]	Employee Stock Purchase Plan.

10.4†[4]	Transaction Protocol (License Agreement), by and between Optis B.V., Optis France SA, and Mrs. Francine Behar-Cohen, dated as of July 23, 1999.

10.5†[4]	Amended and Restated License Agreement, by and between University of Miami and EyeGate Pharma SA (f/k/a Optis France SA), dated as of December 16, 2005.

10.6†[4]	First Amendment to First Amended and Restated License Agreement of and between EyeGate Pharma SA and University of Miami, dated as of July 7, 2014.

10.7[6]	Form of Warrant Agency Agreement, dated August 5, 2015, by and between the Registrant and VStock Transfer, LLC.

10.8[4]	Form of Indemnification Agreement.

10.9[4]	Form of Notice of Stock Option Grant pertaining to the 2014 Equity Incentive Plan.

10.10[4]	Form of Notice of Stock Unit Award pertaining to the 2014 Equity Incentive Plan.

10.11#[10]	Third Amended and Restated Employment Agreement, dated as of November 29, 2017, by and between the Registrant and Stephen From.

10.12#[19]	Amendment to Third Amended and Restated Employment Agreement, dated as of December 3, 2019, by and between the Registrant and Stephen From.

10.13#[4]	Form of Amended and Restated Offer of Employment by and between the Registrant and Michael Manzo.

10.14#[11]	Offer Letter, dated as of January 1, 2018, by and between the Registrant and Sarah Romano.

10.15†[16]	Intellectual Property License Agreement, dated as of September 26, 2018, by and between the Registrant and SentrX Animal Care, Inc.

10.16[18]	Registration Rights Agreement between the Registrant and Armistice Capital Master Fund, Ltd. dated as of September 29, 2019

10.17[19]	EyeGate Pharmaceuticals, Inc. Amended and Restated Change in Control Severance Plan.

10.18[20]	Form of Securities Purchase Agreement, dated as of December 31, 2019, by and among the Registrant and the Purchasers named therein.

10.19[20]	Engagement Letter, dated as of December 30, 2019, by and between the Registrant and H.C. Wainwright & Co., LLC.

10.20*††	Exclusive Sub-License Agreement, dated as of September 12, 2013, by and between Jade Therapeutics, Inc. and Biotime, Inc.

10.21*††	Amendment No. 1 to Sub-License Agreement, dated as of September 18, 2015, by and between Jade Therapeutics, Inc. and Biotime, Inc.

10.22*††	Amendment No. 2 to Sub-License Agreement, dated as of February 17, 2016, by and between Jade Therapeutics, Inc. and Biotime, Inc.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

1	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed March 7, 2016) and incorporated by reference thereto.

2	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed February 20, 2015) and incorporated by reference thereto.

3	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (filed August 29, 2014) and incorporated by reference thereto.

4	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (filed July 30, 2014) and incorporated by reference thereto.

5	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (filed September 12, 2014) and incorporated by reference thereto.

6	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 5, 2015) and incorporated by reference thereto.

7	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 27, 2016) and incorporated by reference thereto.

8	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 14, 2017) and incorporated by reference thereto.

9	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (filed June 5, 2017) and incorporated by reference thereto.

10	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 29, 2017) and incorporated by reference thereto.

11	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 4, 2018) and incorporated by reference thereto.

12	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed April 13, 2018) and incorporated by reference thereto.

13	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed April 17, 2018) and incorporated by reference thereto.

14	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 11, 2018) and incorporated by reference thereto.

15	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed August 3, 2018) and incorporated by reference thereto.

16	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed October 2, 2018) and incorporated by reference thereto.

17	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 29, 2019) and incorporated by reference thereto.

18	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed September 30, 2019) and incorporated by reference thereto.

19	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed December 3, 2019) and incorporated by reference thereto.

20	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed December 31, 2019) and incorporated by reference thereto.

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

††	Certain confidential portions of this exhibit were omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

#	Management contract or compensatory plan or arrangement.