Form 10-Q
period 2020-03-31
EYEGATE PHARMACEUTICALS INC
filed 2020-05-06
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

☐   Yes     ☒   No

At May 4, 2020, there were 4,626,755 shares of the registrant’s common stock outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2020

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 21 of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 4, 2020, or the Annual Report. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,877,983	$3,776,712
Prepaid Expenses and Other Current Assets	366,065	458,810
Right-of-Use Assets	145,064	83,926
Current Portion of Refundable Tax Credit Receivable	5,344	4,857
Total Current Assets	6,394,456	4,324,305
Property and Equipment, Net	16,029	16,846
Restricted Cash	45,000	45,000
Goodwill	1,525,896	1,525,896
Intangible Assets and In-Process R&D, Net	4,124,814	4,131,064
Other Assets	81,019	69,403
Total Assets	$12,187,214	$10,112,514
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$158,026	$210,289
Accrued Expenses	491,084	1,120,480
Lease Liabilities	145,064	83,926
Total Current Liabilities	794,174	1,414,695
Non-Current Liabilities:
Contingent Consideration	1,710,000	1,710,000
Deferred Tax Liability	365,364	365,364
Total Non-Current Liabilities	2,075,364	2,075,364
Total Liabilities	2,869,538	3,490,059
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 9,994,184 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding at March 31, 2020 and December 31, 2019; 10,000 designated Series B, 0 shares issued and outstanding at March 31, 2020 and December 31, 2019; 10,000 shares designated Series C, 4,092 shares issued and outstanding at March 31, 2020 and December 31, 2019	41	41
Common Stock, $0.01 Par Value: 120,000,000 shares authorized; 4,626,755 and 4,077,755 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	46,268	40,778
Additional Paid-In Capital	111,330,808	106,689,065
Accumulated Deficit	(102,199,094)	(100,246,894)
Accumulated Other Comprehensive Income	139,653	139,465
Total Stockholders’ Equity	9,317,676	6,622,455
Total Liabilities and Stockholders’ Equity	$12,187,214	$10,112,514

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Collaboration Revenue	$-	$2,686,000
Operating Expenses:
Research and Development	938,041	721,477
General and Administrative	1,032,603	1,135,883
Total Operating Expenses	1,970,644	1,857,360
Operating (Loss) Income Before Other Income, Net	(1,970,644)	828,640
Other Income, Net:
Interest Income	18,444	42,277
Interest Expense	-	(108)
Total Other Income, Net	18,444	42,169
Net (Loss) Income	$(1,952,200)	$870,809
Net (Loss) Income Per Common Share - Basic	$(0.43)	$0.30
Net (Loss) Income Per Common Share - Diluted	$(0.43)	$0.19
Weighted-Average Shares Outstanding - Basic	4,524,738	2,917,502
Weighted-Average Shares Outstanding - Diluted	4,524,738	4,495,730
Net (Loss) Income	$(1,952,200)	$870,809
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	188	(498)
Comprehensive (Loss) Income	$(1,952,012)	$870,311

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2020 and 2019

(unaudited)

					Additional	Accumulated Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	4,092	$41	4,077,755	$40,778	$106,689,065	$139,465	$(100,246,894)	$6,622,455

Stock-Based Compensation					145,920			145,920

Issuance of Common Stock in Offerings, Net of Offering Costs of $498,687			500,000	5,000	4,496,313			4,501,313

Issuance of Common Stock from Restricted Stock Award Grants			49,000	490	(490)			-

Foreign Currency Translation Adjustment						188		188

Net Loss							(1,952,200)	(1,952,200)

Balance at March 31, 2020	4,092	$41	4,626,755	$46,268	$111,330,808	$139,653	$(102,199,094)	$9,317,676

					Additional	Accumulated Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	4,092	$41	3,038,592	$30,386	$101,921,707	$134,331	$(93,150,198)	$8,936,267

Stock-Based Compensation					232,906			232,906

Cancellation of Restricted Stock			(209)	(2)	2			-

Foreign Currency Translation Adjustment						(498)		(498)

Net Income							870,809	870,809

Balance at March 31, 2019	4,092	$41	3,038,383	$30,384	$102,154,615	$133,833	$(92,279,389)	$10,039,484

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities:
Net (Loss) Income	$(1,952,200)	$870,809
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Depreciation and Amortization of Intangibles Assets	7,067	12,918
Reduction of Right-of-Use Assets	41,440	39,321
Stock-Based Compensation	145,920	232,906
Expiration of Prepaid Agreement	159,848	-
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	(67,102)	(243,081)
Refundable Tax Credit Receivable	(580)	11,406
Other Assets	(11,616)	8,695
Accounts Payable	(52,263)	180,534
Lease Liabilities	(41,440)	(38,956)
Deferred Revenue	-	(2,686,000)
Accrued Expenses	(629,396)	(535,119)
Net Cash Used in Operating Activities	(2,400,322)	(2,146,567)
Financing Activities:
Proceeds from Stock Offerings, Net of Offering Costs	4,501,313	-
Equipment Financing Payments	-	(1,572)
Net Cash Provided by (Used in) Financing Activities	4,501,313	(1,572)
Effect of Exchange Rate Changes on Cash	280	(132)
Net Increase (Decrease) in Cash	2,101,271	(2,148,271)
Cash, Including Restricted Cash, Beginning of Period	3,821,712	8,049,237
Cash, Including Restricted Cash, End of Period	$5,922,983	$5,900,966
Supplemental Disclosures of Noncash Operating and Financing Activities
Creation of Right-of-Use Assets and Related Lease Liabilities Upon Adoption of ASU 2016-02	$-	$136,675
Creation of Right-of-Use Assets and Related Lease Liabilities	$102,579	$-
Cancellation of Restricted Stock	$-	$2
Grant of Restricted Stock Awards	$490	$-

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

1.	Organization, Business

EyeGate Pharmaceuticals, Inc. (“EyeGate” or the “Company”), a Delaware corporation, began operations in December 2004 and is a clinical-stage pharmaceutical company focused on developing products for treating disorders of the eye. The Company’s lead product in clinical development is the EyeGate Ocular Bandage Gel (“OBG”), a topically applied eye drop formulation of modified hyaluronic acid (“HA”). HA is a naturally occurring polymer that is important in many physiological processes, including wound healing, hydration, tissue homeostasis, and joint lubrication. EyeGate uniquely modifies the HA through chemical cross-linking, which allows it to adhere longer to the ocular surface providing protection and lubrication for the treatment of corneal wounds, defects, and epitheliopathies. As the Company expects OBG to be the first prescription HA eye drop in the United States, it is being developed under the de novo pathway for devices.

As of March 31, 2020, there were 4,626,755 shares of Common Stock outstanding, no shares of Series A Preferred Stock outstanding, no shares of Series B Preferred Stock outstanding, and 4,092 shares of Series C Preferred Stock outstanding.

Effective July 31, 2015, the Company’s Common Stock began trading on The Nasdaq Capital Market under the symbol “EYEG”.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2020, EyeGate had unrestricted Cash and Cash Equivalents of $5,877,983, and an Accumulated Deficit of $102,199,094. EyeGate has incurred losses and negative cash flows since inception, and future losses are anticipated. Based on its cash on hand at March 31, 2020, the Company anticipates having sufficient cash to fund planned operations through December 31, 2020, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although historically the Company has been successful at raising capital, most recently raising gross proceeds of $5.0 million in a registered direct offering that closed on January 3, 2020, additional capital may not be available on terms favorable to EyeGate, if at all. On May 13, 2019, the SEC declared effective EyeGate’s registration statement on Form S-3, registering a total of $50,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings, including offerings pursuant to its shelf registration statement, will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, EyeGate Pharma S.A.S. and Jade Therapeutics, Inc. (“Jade”), collectively referred to as “the Company”. All inter-company balances and transactions have been eliminated in consolidation. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and disclosures normally included in Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or eliminated. Accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual financial statements of the Company as of and for the year ended December 31, 2019.

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

In-process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At March 31, 2020 and December 31, 2019 there is $3,912,314 of in-process R&D, as part of intangible assets and in-process R&D on the Condensed Consolidated Balance Sheets.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

2.	Summary of Significant Accounting Policies - (continued)

Intangible Assets

The Company records intangible assets acquired in asset acquisitions of proprietary technology. The Company capitalizes intangible assets, amortizes them over the estimated useful life, and periodically evaluates the assets for impairment. At March 31, 2020 and December 31, 2019 there is $212,500 and $218,750, respectively, of net intangible assets, as part of intangible assets and in-process R&D, net on the Condensed Consolidated Balance Sheets.

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

Related Party Transactions

The Company has entered into certain related-party transactions, making payments for services to two vendors, five consultants and two public universities for the three months ended March 31, 2020, all of whom also are stockholders of the Company. These transactions generally are ones that involve a stockholder or option holder of the Company to whom we also make payments during the year, typically as a consultant or a service provider. The amounts recorded or paid during the three months ended March 31, 2020 are not material to the accompanying Condensed Consolidated Financial Statements.

Net (Loss) Income per Share – Basic and Diluted

Basic net (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted-average number of common shares outstanding for the period, which does not include unvested restricted common stock that has been issued but is subject to forfeiture of 91,028 shares for the three months ended March 31, 2020 and 120,944 shares for the three months ended March 31, 2019. Diluted net (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted-average number of common shares outstanding for the period plus potential dilutive common equivalent shares.

Dilutive common equivalent shares consist of stock options, warrants, and preferred stock and are calculated using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants. For the three months ended March 31, 2019, stock options in the amount of 185,081 and warrants in the amount of 2,118,183 were excluded from the calculation of diluted net income per share since they did not have a dilutive effect. Common equivalent shares do not qualify as participating securities. In periods where the Company records a net loss, potential common stock equivalents are not included in the calculation of diluted net loss per share as their effect would be anti-dilutive. All shares of Common Stock that may potentially be issued in the future are as follows:

	March 31, 2020 (unaudited)	March 31, 2019 (unaudited)
Common Stock Warrants	2,862,314	2,722,967
Employee Stock Options	237,695	185,081
Preferred Stock	852,500	852,500
Total Shares of Common Stock Issuable	3,952,509	3,760,548

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

2.	Summary of Significant Accounting Policies - (continued)

Fair Value of Financial Instruments

The carrying amounts of Accounts Payable approximate their fair values due to the short-term nature of these items. As of March 31, 2020 and December 31, 2019, the fair value of the Company’s contingent consideration was $1,710,000. The Company evaluates the present value of this earn-out payment on a quarterly basis and as a result of the 2019 fourth quarter assessment of the EyeGate OBG product, taking into consideration discount factors and the probability of FDA approval, recorded an increase of $500,000 to the present value of contingent consideration for the year ended December 31, 2019.

At March 31, 2020 and December 31, 2019, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

Revenue Recognition

The Company’s revenues were generated primarily through arrangements that contained multiple elements, or deliverables, including licenses and R&D activities to be performed by the Company on behalf of the licensor or grantor. Payments to EyeGate under these arrangements typically included one or more of the following: (1) nonrefundable, upfront license fees, (2) funding of discovery research efforts on a full-time equivalent basis, (3) reimbursement of research, development and intellectual property costs, (4) milestone payments, and (5) royalties on future product sales.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

The below table represents the changes in the Company’s contract liabilities:

Three Months Ended
Revenue recognized in the period from:	March 31, 2019
Amounts included in contract liability at the beginning of the period	$2,686,000

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

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The new standard was effective for the Company on January 1, 2020 and is required to be applied prospectively. The Company adopted ASU No. 2017-04 effective January 1, 2020 and the adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for smaller reporting companies in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material effect on the Company’s Consolidated Financial Statements and related disclosures.

3.	Property and Equipment

Property and equipment at March 31, 2020 and December 31, 2019 consists of the following:

	Estimated Useful Life (Years)	March 31, 2020 (unaudited)	December 31, 2019
Laboratory Equipment	3	$62,576	$62,576
Office Furniture	5	14,430	14,430
Leasehold Improvements	2	22,569	22,569
Total Property and Equipment, Gross		99,575	99,575
Less: Accumulated Depreciation		83,546	82,729
Total Property and Equipment, Net		$16,029	$16,846

Depreciation expense was $817 and $6,668 for the three-month periods ended March 31, 2020 and 2019, respectively.

4.	Accrued Expenses

Accrued expenses at March 31, 2020 and December 31, 2019 consist of the following:

	March 31,2020 (unaudited)	December 31, 2019
Payroll and Benefits	$289,865	$598,327
Professional Fees	192,206	259,606
Clinical Trials	8,100	254,144
Consulting	913	8,403
Total Accrued Expenses	$491,084	$1,120,480

5.	Debt

The Company has no indebtedness other than trade and accounts payable and capital financing obligations in the ordinary course of business at March 31, 2020 and December 31, 2019.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

6.	Intangible Assets and In-Process R&D

Intangible assets at March 31, 2020 consist of the rights to trade-secrets and know-how related to the manufacturing of the EyeGate Ocular Bandage Gel (“OBG”). During the third quarter of 2018, the Company entered into an intellectual property license agreement with SentrX Animal Care, Inc. (“SentrX”) with respect to certain rights relating to the manufacturing of the EyeGate OBG product. The intangible assets were recorded at $250,000, representing the upfront payment paid to SentrX. Additionally, SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified development and commercial milestones. These future milestone payments to SentrX will increase the carrying value of the intangible assets. The Company’s intangible assets are amortized on a straight-line basis over the estimated useful lives. Additionally, in-process R&D at March 31, 2020 and December 31, 2019 consists of projects acquired from the acquisition of Jade that have not reached technological feasibility and which have no alternative future use. Once the R&D process is complete, the Company will amortize the R&D asset over its remaining useful life. The Company periodically evaluates these assets for impairment.

Intangible assets and in-process R&D at March 31, 2020 and December 31, 2019 consists of the following:

	Estimated Useful Life (Years)	March 31, 2020 (unaudited)	December 31, 2019
Trade Secrets	10	$250,000	$250,000
Less: Accumulated Amortization		(37,500)	(31,250)
Intangible Assets, Net		212,500	218,750
In-Process R&D		3,912,314	3,912,314
Total Intangible Assets and In-Process R&D, Net		$4,124,814	$4,131,064

Amortization expense on intangible assets was $6,250 for each of the three-month periods ended March 31, 2020 and 2019.

7.	Capital Stock

On April 17, 2018, the Company completed a public offering of 982,000 shares of Common Stock and 6,536.4 shares of Series C Preferred Stock (convertible into 1,361,750 shares of Common Stock), along with warrants to purchase 2,343,750 shares of Common Stock. Following the 1-for-15 reverse stock split effected on August 30, 2019, the shares underlying these warrants were adjusted to reflect the reverse stock split and rounded up to the nearest whole share in accordance with their terms. The offering was priced at $4.80 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock) and warrant. The total net proceeds to the Company from the offering, after deducting the placement agent fees and offering expenses, were approximately $10.1 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series C Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $4.80 per share, which in the aggregate represented warrants to purchase an aggregate of 2,343,750 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on April 17, 2023, five years following the date of issuance. As of March 31, 2020, 2,444.4 shares of Series C Preferred Stock have been converted into an aggregate of 509,250 shares of Common Stock.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

7.	Capital Stock - (continued)

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

On January 3, 2020, the Company completed a registered direct offering with institutional investors for 500,000 shares of Common Stock with a purchase price of $10.00 per share. The total gross proceeds to the Company from the offering were $5.0 million, and total net proceeds, after deducting the placement agent fees and offering expenses, were approximately $4.5 million.

At March 31, 2020, the Company had 120,000,000 authorized shares of Common Stock, $0.01 par value, of which 4,626,755 shares were outstanding. At March 31, 2020, the Company had 9,994,184 authorized shares of Preferred Stock, $0.01 par value, of which 3,750 shares were designated as Series A Preferred Stock and 0 shares are issued and outstanding, 10,000 shares were designated as Series B Preferred Stock and 0 shares are issued and outstanding, and 10,000 shares were designated as Series C Preferred Stock and 4,092 shares are issued and outstanding. At March 31, 2020, there were 0 shares of Common Stock underlying the outstanding shares of Series A Preferred Stock, 0 shares of Common Stock underlying the outstanding shares of Series B Preferred Stock, and 852,500 shares of Common Stock underlying the outstanding shares of Series C Preferred Stock.

8.	Warrants

The following is a summary of warrant activity for the three months ended March 31, 2020 and 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2019	2,875,006	$14.14	3.37
Issued	25,000	12.50	4.76
Expired	(37,692)	91.36	-
Outstanding at March 31, 2020	2,862,314	$13.10	3.11

Outstanding at December 31, 2018	2,722,967	15.00	4.05
Outstanding at March 31, 2019	2,722,967	$15.00	3.80

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

March 31, 2020

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

The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”) and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. As of March 31, 2020, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP was 582,672 and 11,371 shares, respectively.

In January 2020, the number of shares of common stock issuable under the 2014 Plan automatically increased by 23,333 shares pursuant to the terms of the 2014 Plan. These additional shares are included in the total of 582,672 shares issuable under the 2014 Plan.

The following is a summary of stock option activity for the three months ended March 31, 2020 and 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (In Years)
Outstanding at December 31, 2019	174,175	$27.42	6.22
Granted	75,665	6.55
Expired	(8,812)	11.06
Forfeited	(3,333)	7.20
Outstanding at March 31, 2020	237,695	$21.67	7.53
Exercisable at March 31, 2020	137,846	$32.33	6.05
Vested and Expected to Vest at March 31, 2020	237,695	$21.67	7.53

Outstanding at December 31, 2018	138,324	$34.17	5.95
Granted	49,994	7.20
Expired	(3,237)	16.25
Outstanding at March 31, 2019	185,081	$27.20	6.60
Exercisable at March 31, 2019	106,138	$40.53	5.46
Vested and Expected to Vest at March 31, 2019	185,081	$27.20	6.60

During the three months ended March 31, 2020 and March 31, 2019, the Board approved the grant of options to purchase 75,665 and 49,994 shares of Common Stock, respectively. All option grants were pursuant to the 2014 Plan. In general, options granted under the 2014 Plan vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

9.	Equity Incentive Plan - (continued)

For the three months ended March 31, 2020 and 2019, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2020	2019
Risk-Free Interest Rate	1.82%	1.82%
Expected Life	5.00 years	5.00 years
Expected Volatility	155%	152%
Expected Dividend Yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the three months ended March 31, 2020 and 2019 was $6.46 and $7.11, respectively.

The following is a summary of restricted stock activity for the three months ended March 31, 2020 and 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Recognition Period
Non-vested Outstanding at December 31, 2019	50,187	$8.64	1.49
Awarded	49,000	6.55
Vested	(8,159)	9.07
Non-vested Outstanding at March 31, 2020	91,028	$7.47	2.11
Non-vested Outstanding at December 31, 2018	121,478	$8.84	2.25
Vested	(534)	22.81
Non-vested Outstanding at March 31, 2019	120,944	$8.78	2.01

During the three months ended March 31, 2020 and 2019, the Board approved the grant of 49,000 and 0 restricted shares of Common Stock, respectively. All grants of restricted shares were pursuant to the 2014 Plan. These vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

The total stock-based compensation expense for employees and non-employees is included in the accompanying Condensed Consolidated Statements of Operations and as follows:

	Three Months Ended March 31,
	2020	2019
Research and Development	$45,653	$64,539
General and Administrative	100,267	168,367
Total Stock-Based Compensation Expense	$145,920	$232,906

The fair value of options granted for the three months ended March 31, 2020 and 2019 was approximately $489,000 and $355,000, respectively. As of March 31, 2020 and 2019, there was approximately $1,267,000 and $1,358,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted-average period of 2.37 and 2.19 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2020 and 2019 was $0.

At March 31, 2020, there were 190,691 shares available under the 2014 Plan and 7,806 shares available under the Company’s ESPP.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

10.	Commitments and Contingencies

Leases

The Company is a party to a real property operating lease for the rental of office space in Waltham, Massachusetts of up to 4,516 square feet, that is used for its corporate headquarters. This lease was amended during the first quarter of 2020 to extend its term until March 2021. On July 6, 2016, the Company entered into a real property operating lease for office and laboratory space of approximately 2,300 square feet in Salt Lake City, Utah. This lease was amended during the first quarter of 2020 to extend its term until October 2020. Additional right-of-use assets and lease liabilities were recorded upon the extensions.

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

Maturities of lease liabilities were as follows as of March 31, 2020:

Operating Leases
Remainder of 2020	$120,358
2021	29,354
Less: Imputed Interest	(4,648)
Lease Liabilities	$145,064

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

On September 12, 2013, Jade entered into an agreement with BioTime, Inc. granting to it the exclusive worldwide right to commercialize cross-linked thiolated carboxymethyl hyaluronic acid (“CMHA-S”) for ophthalmic treatments in humans.  The agreement calls for a license issue fee paid to BioTime, Inc. of $50,000 and requires the Company (through its Jade subsidiary) to pay an annual fee of $30,000 and royalties to BioTime, Inc. based on revenue relating to any product incorporating the CMHA-S technology. The agreement expires when patent protection for the CMHA-S technology lapses, which is expected to occur in the U.S. in 2028.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

10.	Commitments and Contingencies - (continued)

On September 26, 2018, the Company entered into an intellectual property licensing agreement (the “SentrX Agreement”) with SentrX Animal Care, Inc. (“SentrX”), a veterinary medical device company that develops and manufactures veterinary wound care products. Under the SentrX Agreement, the Company will in-license the rights to trade-secrets and know-how related to the manufacturing of its EyeGate OBG. The SentrX Agreement will enable the Company to pursue a different vendor with a larger capacity for manufacturing and an FDA-inspected facility for commercialization of a product for human use. Under the SentrX Agreement, the Company paid SentrX an upfront payment of $250,000 recorded as intangible assets on the Condensed Consolidated Balance Sheets. SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified developmental and commercial milestones. These future milestone payments to SentrX will increase the carrying value of the intangible assets.

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

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. As a result of the 401(k) plan compliance review for the year ended December 31, 2019, the Company will contribute approximately $36,000 to eligible employees, which is accrued on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. The Company made no matching contribution for each of the three months ended March 31, 2020 and 2019.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

12.	Weighted-Average Shares

The Company calculated weighted-average shares as follows:

	Three Months Ended March 31,
	2020	2019
Weighted-Average Shares Outstanding- Basic	4,524,738	2,917,502
Warrants (in the money)	-	604,784
Preferred Stock (common equivalent)	-	852,500
Restricted Stock Awards (non-vested)	-	120,944
Weighted-Average Shares Outstanding- Diluted	4,524,738	4,495,730

For the three months ended March 31, 2020, no effect has been given to the shares of common stock issuable upon the conversion or exercise of dilutive securities, as the Company’s net loss would make the effect anti-dilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 21 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 4, 2020. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Quarterly Report on Form 10-Q.

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company”. Jade Therapeutics, Inc., a wholly owned subsidiary of the Company, is referred to herein as “Jade”.

Business Overview

We are a clinical-stage pharmaceutical company focused on developing products for treating disorders of the eye. Our lead product in clinical development is the EyeGate Ocular Bandage Gel (“OBG”), a topically applied eye drop formulation of modified hyaluronic acid (“HA”). HA is a naturally occurring polymer that is important in many physiological processes, including wound healing, hydration, tissue homeostasis, and joint lubrication. We uniquely modify the HA through chemical cross-linking, which allows it to adhere longer to the ocular surface providing protection and lubrication for the treatment of corneal wounds, defects, and epitheliopathies. As we expect that EyeGate OBG will be the first prescription HA eye drop in the United States, it is being developed under the de novo pathway for devices.

EyeGate OBG is currently being developed for two different indications: wound healing for patients who have undergone photorefractive keratectomy (“PRK”) surgery and patients with punctate epitheliopathies (“PE”), specifically in patients with a history of dry eye. We have completed five clinical trials, three for PRK and two for PE. In the fourth quarter of 2019, we announced positive topline data from the pivotal study for PRK surgery, thus completing development for this indication. We plan to file the de novo application for commercialization with the Food and Drug Administration (“FDA”) during 2020. In the third quarter of 2019, we initiated a follow-on trial for the indication of PE, evaluating several different exploratory endpoints. In the first quarter of 2020, we announced positive topline data from this study and plan to meet with the FDA in the second half of 2020 to confirm moving forward into the pivotal study for PE.

In addition, we previously worked on developing our legacy platform, EGP-437, which incorporated a reformulated topically active corticosteroid, Dexamethasone Phosphate, that was delivered into the ocular tissues through our iontophoresis drug delivery system, the EyeGate® II Delivery System (“EGP-437 Combination Product”). Further development related to this platform is currently on hold.

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

On March 20, 2018, we received a written notification (the “Notice Letter”) from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price for our Common Stock was below the $1.00 per share requirement for the last 30 consecutive business days. The Notice Letter stated that we had 180 calendar days, or until September 17, 2018 (the “Initial Compliance Period”), to regain compliance with the minimum bid price requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we could have regained compliance if the closing bid price of our Common Stock was at least $1.00 for a minimum of 10 consecutive business days. We did not achieve compliance with the minimum bid price requirement by the end of the Initial Compliance Period, however, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), on the last day of the Initial Compliance Period we filed for extension and were granted a second 180-day compliance period, or until March 18, 2019, to regain compliance.

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

Throughout our history, we have not generated significant revenue. We have generally not been profitable, and from inception through March 31, 2020, our losses from operations have aggregated $102.0 million. Our Net Loss was approximately $2.0 million and our Net Income was approximately $0.871 million for the three months ended March 31, 2020 and 2019, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our EyeGate OBG, our lead product candidate for corneal epithelial defects, and any other product candidates we advance to clinical development. We are evaluating the potential impact of the coronavirus pandemic on our study timelines and costs. If we obtain regulatory approval for EyeGate OBG, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of EyeGate OBG including sales, marketing and distribution functions.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The new standard was effective for us on January 1, 2020 and is required to be applied prospectively. We adopted ASU No. 2017-04 effective January 1, 2020 and the adoption of this standard did not have a material impact on our Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for smaller reporting companies in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the adoption of this standard to have a material effect on our Consolidated Financial Statements and related disclosures.

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

Results of Operations

Comparison of Three Months ended March 31, 2020 and 2019

The following table summarizes the results of our operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
Collaboration Revenue	$-	$2,686,000	$(2,686,000)
Operating Expenses:
Research and Development	938,041	721,477	216,564
General and Administrative	1,032,603	1,135,883	(103,280)
Total Operating Expenses	1,970,644	1,857,360	113,284
Other Income, Net	18,444	42,169	(23,725)
Net (Loss) Income	$(1,952,200)	$870,809	$(2,823,009)

Collaboration Revenue. We had no Collaboration Revenue for the three months ended March 31, 2020, compared to Collaboration Revenue of $2.686 million for the three months ended March 31, 2019. The revenue recognized for the three months ended March 31, 2019 was a result of the termination of the license agreements with BHC and no further revenue will be recognized related to these agreements.

Research and Development Expenses.  Research and Development Expenses were $0.938 million for the three months ended March 31, 2020, compared to $0.721 million for the three months ended March 31, 2019. The increase of $0.217 million was primarily due to an increase in OBG clinical activities and the expiration of a prepaid agreement with a research vendor, partially offset by a decrease in personnel related costs.

General and Administrative Expenses.  General and Administrative Expenses were $1.033 million for the three months ended March 31, 2020, compared to $1.136 million for the three months ended March 31, 2019. The decrease of $0.103 million was primarily due to a decrease in personnel related costs, partially offset by increases in professional fees and corporate costs.

Other Income, Net. Other Income, Net was $0.018 million for the three months ended March 31, 2020, compared to $0.042 million for the three months ended March 31, 2019 due to less interest earned on our cash balances.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from several registered offerings and private placements of our securities and payments from our BHC License Agreements and the U.S. Government Grants. From inception through May 6, 2020, we have raised a total of approximately $100.9 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $14.9 million in payments received under our license agreements and U.S. Government Grants.

On April 17, 2018, we completed a public offering of 982,000 shares of Common Stock and 6,536.4 shares of Series C Convertible Preferred Stock (convertible into 1,361,750 shares of Common Stock), along with warrants to purchase 2,343,750 shares of Common Stock. Following the 1-for-15 reverse stock split effected on August 30, 2019, the shares underlying these warrants were adjusted to reflect the reverse stock split and rounded up to the nearest whole share in accordance with their terms. The offering was priced at $4.80 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock) and warrant. The total net proceeds to us from the offering, after deducting the placement agent fees and offering expenses, were approximately $10.1 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $4.80 per share, which in the aggregate represented warrants to purchase an aggregate 2,343,750 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on April 17, 2023, five years following the date of issuance. As of March 31, 2020, 2,444.4 shares of Series C Preferred Stock have been converted into an aggregate of 509,250 shares of Common Stock.

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

At March 31, 2020, we had unrestricted cash and cash equivalents totaling $5,877,983.

The following table sets forth the primary uses of cash for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net Cash Used in Operating Activities	$(2,400,322)	$(2,146,567)
Net Cash Provided By (Used in) Financing Activities	$4,501,313	$(1,572)

Comparison of Three Months Ended March 31, 2020 and 2019

Operating Activities. Net cash used in operating activities was $2.400 million for the three months ended March 31, 2020, compared to $2.147 million for the three months ended March 31, 2019. During the first three months of 2020, we recorded a net loss of $1.952 million and decreases in accounts payable and accrued expenses of $0.682 million and prepaid expense and other current assets of $0.067 million, which was partially offset by the expiration of a prepaid agreement of $0.160 million and stock-based compensation expense of $0.146 million. During the first three months of 2019, we recorded decreases in deferred revenue of $2.686 million, accounts payable and accrued expenses of $0.355 million, and prepaid expenses of $0.243 million, which was partially offset by net income of $0.871 million and stock-based compensation expense of $0.233 million.

Financing Activities. Net cash provided by (used in) financing activities was $4.501 million for the three months ended March 31, 2020, compared to $(0.002) million for the three months ended March 31, 2019. During the three months ended March 31, 2020, we received net proceeds of $4.501 million from the completion of a registered direct stock offering.

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

Based on our cash on hand at March 31, 2020, we believe we will have sufficient cash to fund planned operations through December 31, 2020. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we successfully completed our IPO and several subsequent registered offerings and private placements of our securities, additional capital may not be available on terms favorable to us, if at all. On May 13, 2019, the SEC declared effective our registration statement on Form S-3, registering a total of $50,000,000 of our securities for sale to the public from time to time in what is known as a “shelf offering”. We do not know if our future offerings, including offerings pursuant to our shelf registration statement, will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of March 31, 2020.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2020:

	Payments due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Leases (1)	$149,712	$149,712	$-	$-
Licensing Agreement (2)	290,000	42,500	85,000	162,500
Total (3)	$439,712	$192,212	$85,000	$162,500

(1)	Lease obligations reflect our obligation to make payments in connection with operating leases for our office space.
(2)	Licensing Agreement obligations represent our commitments under license agreements, including those made by us under our license agreements with the University of Miami School of Medicine and BioTime, Inc.
(3)	This table does not include (a) anticipated expenditures under supply agreements for periods for which we are not yet bound under binding purchase orders, and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer and our Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Accounting and Reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended March 31, 2020. Management concluded that no changes to our internal control over financial accounting and reporting occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

While we are not currently a party to any legal proceedings as of March 31, 2020, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.

Item 1A.    Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which are incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factor set forth below, we do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The coronavirus pandemic could adversely impact our business, including clinical trials.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including in Europe and the U.S. As the COVID-19 coronavirus continues to spread around the globe, we could experience disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients in clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as clinical trial sites and hospital staff supporting the conduct of clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

•	limitations in employee resources that would otherwise be focused on the conduct of clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people;

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

•	interruption in global manufacturing and shipping that may affect the transport of clinical trial materials and materials, including testing equipment and personal protective equipment, used at our facilities;

•	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which clinical trials are conducted, which may result in unexpected costs;

•	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	delay in the timing of interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

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

Date: May 6, 2020	By:	/s/ Stephen From
President and Chief Executive Officer (Principal executive officer)

Date: May 6, 2020	By:	/s/ Sarah Romano
Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit
4.1 (1)	Form of Common Stock Purchase Warrant, dated January 3, 2020.

10.1# (2)	Employment Agreement by and between EyeGate Pharmaceuticals, Inc. and Sarah Romano, dated as of March 23, 2020.

31.1**	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed December 31, 2019) and incorporated by reference thereto.
2.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed April 24, 2020) and incorporated by reference thereto.
#	Management contract or compensatory plan or arrangement.
**	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act.