Form 10-Q
period 2020-06-30
EYEGATE PHARMACEUTICALS INC
filed 2020-08-06
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

☐   Yes       ☒  No

At August 4, 2020, there were 4,626,755 shares of the registrant’s common stock outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2020

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

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,688,961	$3,776,712
Prepaid Expenses and Other Current Assets	404,398	458,810
Right-of-Use Assets	102,579	83,926
Current Portion of Refundable Tax Credit Receivable	1,521	4,857
Total Current Assets	5,197,459	4,324,305
Property and Equipment, Net	13,641	16,846
Restricted Cash	45,000	45,000
Goodwill	1,525,896	1,525,896
Intangible Assets and In-Process R&D, Net	4,118,564	4,131,064
Other Assets	66,342	69,403
Total Assets	$10,966,902	$10,112,514
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$94,295	$210,289
Accrued Expenses	618,870	1,120,480
Lease Liabilities	102,579	83,926
Total Current Liabilities	815,744	1,414,695
Non-Current Liabilities:
Contingent Consideration	1,710,000	1,710,000
Deferred Tax Liability	365,364	365,364
Paycheck Protection Program Loan	278,190	-
Total Non-Current Liabilities	2,353,554	2,075,364
Total Liabilities	3,169,298	3,490,059
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 9,994,184 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding at June 30, 2020 and December 31, 2019; 10,000 designated Series B, 0 shares issued and outstanding at June 30, 2020 and December 31, 2019; 10,000 shares designated Series C, 4,092 shares issued and outstanding at June 30, 2020 and December 31, 2019	41	41
Common Stock, $0.01 Par Value: 50,000,000 and 120,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 4,626,755 and 4,077,755 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	46,268	40,778
Additional Paid-In Capital	111,527,859	106,689,065
Accumulated Deficit	(103,916,195)	(100,246,894)
Accumulated Other Comprehensive Income	139,631	139,465
Total Stockholders’ Equity	7,797,604	6,622,455
Total Liabilities and Stockholders’ Equity	$10,966,902	$10,112,514

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Collaboration Revenue	$-	$-	$-	$2,686,000
Operating Expenses:
Research and Development	631,114	763,896	1,569,155	1,485,373
General and Administrative	1,090,327	1,105,904	2,122,930	2,241,787
Total Operating Expenses	1,721,441	1,869,800	3,692,085	3,727,160
Operating Loss Before Other Expense	(1,721,441)	(1,869,800)	(3,692,085)	(1,041,160)
Other Income, Net:
Interest Income	4,340	32,636	22,784	74,913
Interest Expense	-	(108)	-	(216)
Total Other Income, Net	4,340	32,528	22,784	74,697
Net Loss	$(1,717,101)	$(1,837,272)	$(3,669,301)	$(966,463)
Net Loss per Common Share- Basic and Diluted	$(0.38)	$(0.63)	$(0.81)	$(0.33)
Weighted Average Shares Outstanding- Basic and Diluted	4,539,659	2,920,019	4,530,234	2,919,031
Net Loss	$(1,717,101)	$(1,837,272)	$(3,669,301)	$(966,463)
Other Comprehensive Loss:
Foreign Currency Translation Adjustments	(22)	1,355	166	857
Comprehensive Loss	$(1,717,123)	$(1,835,917)	$(3,669,135)	$(965,606)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2020 and 2019

(unaudited)

					Additional	Accumulated Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at March 31, 2020	4,092	$41	4,626,755	$46,268	$111,330,808	$139,653	$(102,199,094)	$9,317,676

Stock-Based Compensation					197,051			197,051

Foreign Currency Translation Adjustment						(22)		(22)

Net Loss							(1,717,101)	(1,717,101)

Balance at June 30, 2020	4,092	$41	4,626,755	$46,268	$111,527,859	$139,631	$(103,916,195)	$7.797,604

						Accumulated
					Additional	Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at March 31, 2019	4,092	$41	3,038,383	$30,384	$102,154,615	$133,833	$(92,279,389)	$10,039,484

Stock-Based Compensation					236,190			236,190

Issuance of Shares of Common Stock from Warrant Exercises			6,666	67	31,933			32,000

Foreign Currency Translation Adjustment						1,355		1,355

Net Loss							(1,837,272)	(1,837,272)

Balance at June 30, 2019	4,092	$41	3,045,049	$30,451	$102,422,738	$135,188	$(94,116,661)	$8,471,757

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2020 and 2019

(unaudited)

					Additional	Accumulated Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	4,092	$41	4,077,755	$40,778	$106,689,065	$139,465	$(100,246,894)	$6,622,455

Stock-Based Compensation					342,971			342,971

Issuance of Common Stock in Offerings, Net of Offering Costs of $498,687			500,000	5,000	4,496,313			4,501,313

Issuance of Common Stock from Restricted Stock Award Grants			49,000	490	(490)			-

Foreign Currency Translation Adjustment						166		166

Net Loss							(3,669,301)	(3,669,301)

Balance at June 30, 2020	4,092	$41	4,626,755	$46,268	$111,527,859	$139,631	$(103, 916,195)	$7.797,604

	Series C Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	4,092	$41	3,038,592	$30,386	$101,921,707	$134,331	$(93,150,198)	$8,936,267

Stock-Based Compensation					469,096			469,096

Cancellation of Restricted Stock			(209)	(2)	2			-

Issuance of Shares of Common Stock from Warrant Exercises			6,666	67	31,933			32,000

Foreign Currency Translation Adjustment						857		857

Net Loss							(966,463)	(966,463)

Balance at June 30, 2019	4,092	$41	3,045,049	$30,451	$102,422,738	$135,188	$(94,116,661)	$8,471,757

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net Loss	$(3,669,301)	$(966,463)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization of Intangible Assets	15,705	25,836
Reduction of Right-of-Use Assets	83,926	79,641
Stock-Based Compensation	342,971	469,096
Expiration of Prepaid Agreement	159,848	-
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	(105,436)	(95,893)
Refundable Tax Credit Receivable	3,342	16,672
Other Assets	3,061	8,695
Accounts Payable	(115,995)	32,927
Lease Liabilities	(83,926)	(79,641)
Deferred Revenue	-	(2,686,000)
Accrued Expenses	(501,610)	(373,860)
Net Cash Used in Operating Activities	(3,867,415)	(3,568,990)
Financing Activities:
Proceeds from Stock Offerings, Net of Offering Costs	4,501,313	-
Paycheck Protection Program Loan Proceeds	278,190	-
Exercise of Warrants	-	32,000
Equipment Financing Payments	-	(3,143)
Net Cash Provided by Financing Activities	4,779,503	28,857
Effect of Exchange Rate Changes on Cash	161	982
Net Increase (Decrease) in Cash	912,249	(3,539,151)
Cash, Including Restricted Cash, Beginning of Period	3,821,712	8,049,237
Cash, Including Restricted Cash, End of Period	$4,733,961	$4,510,086
Supplemental Disclosures of Noncash Operating and Financing Activities
Creation of Right-of-Use Assets and Related Lease Liabilities Upon Adoption of ASU 2016-02	$-	$136,675
Creation of Right-of-Use Assets and Related Lease Liabilities	$102,579	$52,478
Cancellation of Restricted Stock Par Value	$-	$2
Issuance of Restricted Stock Awards	$490	$-

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

In addition, the Company previously worked on developing its legacy platform, EGP-437, which incorporated a reformulated topically active corticosteroid, Dexamethasone Phosphate, that was delivered into the ocular tissues through the Company’s iontophoresis drug delivery system, the EyeGate® II Delivery System. The Company does not plan to further develop this platform or maintain its intellectual property rights related to it.

As of June 30, 2020, there were 4,626,755 shares of Common Stock outstanding, no shares of Series A Preferred Stock outstanding, no shares of Series B Preferred Stock outstanding, and 4,092 shares of Series C Preferred Stock outstanding.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2020, EyeGate had unrestricted Cash and Cash Equivalents of $4,688,961, and an Accumulated Deficit of $103,916,195. EyeGate has incurred losses and negative cash flows since inception, and future losses are anticipated. Based on its cash on hand at June 30, 2020, the Company anticipates having sufficient cash to fund planned operations through January 31, 2021, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although historically the Company has been successful at raising capital, most recently raising gross proceeds of $5.0 million in a registered direct offering that closed on January 3, 2020, additional capital may not be available on terms favorable to EyeGate, if at all. On May 13, 2019, the SEC declared effective EyeGate’s registration statement on Form S-3, registering a total of $50,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings, including offerings pursuant to its shelf registration statement, will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Unaudited Interim Financial Information

The accompanying interim financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. The year-end balance sheet presented was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for an interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

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

In-process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At June 30, 2020 and December 31, 2019 there is $3,912,314 of in-process R&D, as part of intangible assets and in-process R&D on the Condensed Consolidated Balance Sheets.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

2.	Summary of Significant Accounting Policies - (continued)

Intangible Assets

The Company records intangible assets acquired in asset acquisitions of proprietary technology. The Company capitalizes intangible assets, amortizes them over the estimated useful life, and periodically evaluates the assets for impairment. At June 30, 2020 and December 31, 2019 there is $206,250 and $218,750, respectively, of net intangible assets, as part of intangible assets and in-process R&D, net on the Condensed Consolidated Balance Sheets.

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

Related Party Transactions

The Company has entered into certain related-party transactions, making payments for services to one vendor, three consultants and one public university for the three months ended June 30, 2020, all of whom also are stockholders of the Company. These transactions generally are ones that involve a stockholder or option holder of the Company to whom we also make payments during the year, typically as a consultant or a service provider. The amounts recorded or paid during the three months ended June 30, 2020 are not material to the accompanying Condensed Consolidated Financial Statements.

Net Loss per Share – Basic and Diluted

Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period, which, for basic net loss per share, does not include the weighted-average unvested restricted common stock that has been issued but is subject to forfeiture of 87,096 and 79,180 shares for the three and six months ended June 30, 2020, respectively, and 120,410 shares for the three and six months ended June 30, 2019.

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

	June 30, 2020 (unaudited)	June 30, 2019 (unaudited)
Common Stock Warrants	2,862,314	2,716,300
Employee Stock Options	246,893	185,081
Preferred Stock	852,500	852,500
Total Shares of Common Stock Issuable	3,961,707	3,753,881

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

2.	Summary of Significant Accounting Policies - (continued)

Fair Value of Financial Instruments

As of June 30, 2020 and December 31, 2019, the fair value of the Company’s contingent consideration, measured using Level 3 measurements, was $1,710,000. The Company evaluates the present value of this earn-out payment on a quarterly basis and as a result of the 2019 fourth quarter assessment of the EyeGate OBG product, taking into consideration discount factors and the probability of FDA approval, recorded an increase of $500,000 to the present value of contingent consideration for the year ended December 31, 2019.

At June 30, 2020 and December 31, 2019, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

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

On July 9, 2015, the Company entered into an exclusive, worldwide licensing agreement with a subsidiary of Bausch Health Companies, Inc. (“BHC”), through which the Company granted to BHC an exclusive, worldwide commercial and manufacturing rights to the Company’s EGP-437 Combination Product in the field of anterior uveitis, as well as a right of last negotiation to license its EGP-437 Combination Product for indications other than anterior uveitis (the “BHC Agreement”). Under the BHC Agreement, BHC paid to the Company an initial upfront payment of $1.0 million and the Company was eligible to receive milestone payments totaling up to $32.5 million, upon and subject to the achievement of certain specified development and commercial progress of the EGP-437 Combination Product for the treatment of anterior uveitis. The Company received milestone payments totaling $5.4 million. The Company received payments both when it crossed certain thresholds on the way to each milestone, as well as once it achieved each milestone. The Company is entitled to retain all of these payments. Effective March 14, 2019, this license agreement was voluntarily terminated by BHC reinstating to the Company all of the rights and privileges of the EGP-437 platform. Upon termination of this agreement, all amounts remaining in deferred revenue were recognized as revenue, as the Company no longer had any remaining performance obligations.

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

June 30, 2020

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

3.	Property and Equipment

Property and equipment at June 30, 2020 and December 31, 2019 consists of the following:

	Estimated Useful Life (Years)	June 30, 2020 (unaudited)	December 31, 2019
Laboratory Equipment	3	$62,576	$62,576
Office Furniture	5	14,430	14,430
Leasehold Improvements	2	22,569	22,569
Total Property and Equipment, Gross		99,575	99,575
Less: Accumulated Depreciation		85,934	82,729
Total Property and Equipment, Net		$13,641	$16,846

Depreciation expense was $2,388 and $6,668 for the three months ended June 30, 2020 and 2019, respectively, and $3,205 and $13,336 for the six months ended June 30, 2020 and 2019, respectively.

4.	Accrued Expenses

Accrued expenses at June 30, 2020 and December 31, 2019 consist of the following:

	June 30, 2020 (unaudited)	December 31, 2019
Payroll and Benefits	$417,032	$598,327
Professional Fees	146,106	259,606
Clinical Trials	54,819	254,144
Consulting	913	8,403
Total Accrued Expenses	$618,870	$1,120,480

5.	Debt

In May 2020, the Company received loan funds (the “Loan”) from the Paycheck Protection Program (“PPP”) of approximately $0.278 million. If the Loan is not forgiven, it will mature in May 2022 and bear interest at a rate of 1.0% per annum, payable on a monthly basis commencing in December 2020. Subject to preliminary guidance received from the Small Business Administration on loan forgiveness, the Company believes that the entire loan balance will be forgiven. Until such loan is officially forgiven, the Company will maintain the loan balance on the financial statements.

The Company has no additional indebtedness at June 30, 2020 and December 31, 2019.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

6.	Intangible Assets and In-Process R&D

Intangible assets at June 30, 2020 consist of the rights to trade-secrets and know-how related to the manufacturing of the EyeGate Ocular Bandage Gel (“OBG”). During the third quarter of 2018, the Company entered into an intellectual property license agreement with SentrX Animal Care, Inc. (“SentrX”) with respect to certain rights relating to the manufacturing of the EyeGate OBG product. The intangible assets were recorded at $250,000, representing the upfront payment paid to SentrX. Additionally, SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified development and commercial milestones. These future milestone payments to SentrX will increase the carrying value of the intangible assets. The Company’s intangible assets are amortized on a straight-line basis over the estimated useful lives. Additionally, in-process R&D at June 30, 2020 and December 31, 2019 consists of projects acquired from the acquisition of Jade that have not reached technological feasibility and which have no alternative future use. Once the R&D process is complete, the Company will amortize the R&D asset over its remaining useful life. The Company periodically evaluates these assets for impairment.

Intangible assets and in-process R&D at June 30, 2020 and December 31, 2019 consists of the following:

	Estimated Useful Life (Years)	June 30,2020 (unaudited)	December 31, 2019
Trade Secrets	10	$250,000	$250,000
Less: Accumulated Amortization		(43,750)	(31,250)
Intangible Assets, Net		206,250	218,750
In-Process R&D		3,912,314	3,912,314
Total Intangible Assets and In-Process R&D, Net		$4,118,564	$4,131,064

Amortization expense on intangible assets was $6,250 for the three months ended June 30, 2020 and 2019 and $12,500 for the six months ended June 30, 2020 and 2019.

7.	Capital Stock

On April 17, 2018, the Company completed a public offering of 982,000 shares of Common Stock and 6,536.4 shares of Series C Preferred Stock (convertible into 1,361,750 shares of Common Stock), along with warrants to purchase 2,343,750 shares of Common Stock. The offering was priced at $4.80 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock) and warrant. The total net proceeds to the Company from the offering, after deducting the placement agent fees and offering expenses, were approximately $10.1 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series C Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $4.80 per share, which in the aggregate represented warrants to purchase an aggregate of 2,343,750 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on April 17, 2023, five years following the date of issuance. As of June 30, 2020, 2,444.4 shares of Series C Preferred Stock have been converted into an aggregate of 509,250 shares of Common Stock.

On August 9, 2019, the Board of Directors approved a 1-for-15 reverse stock split and the filing of a Certificate of Amendment to the Restated Certificate of Incorporation of the Company to effect a reverse stock split. The Certificate of Amendment was filed with the Secretary of State of the State of Delaware on August 28, 2019, and the reverse stock split became effective in accordance with the terms of the Certificate of Amendment on August 30, 2019. The reverse stock split did not affect the number of authorized shares of common stock, which was 120,000,000 shares. A proportionate adjustment was made to (i) the per share exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding equity awards, options and warrants to purchase shares of common stock, and (ii) the number of shares reserved for issuance pursuant to the Company’s 2014 Equity Incentive Plan. Fractional shares were not issued as a result of the reverse stock split; instead, the Company paid out cash in lieu of any fractional shares.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

7.	Capital Stock - (continued)

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

On June 25, 2020, following the Company’s 2020 Annual Meeting of Stockholders, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation that decreased the number of authorized shares of the Company’s common stock from 120,000,000 to 50,000,000.

8.	Warrants

The following is a summary of warrant activity for the six months ended June 30, 2020 and 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2019	2,875,006	$14.14	3.37
Issued	25,000	12.50	4.52
Expired	(37,692)	91.36	-
Outstanding at June 30, 2020	2,862,314	13.10	2.86

Outstanding at December 31, 2018	2,722,967	15.00	4.05
Exercised	(6,667)	4.80	3.80
Outstanding at June 30, 2019	2,716,300	$15.00	3.55

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

June 30, 2020

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

The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”) and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. As of June 30, 2020, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP was 582,672 and 11,371 shares, respectively.

In January 2020, the number of shares of common stock issuable under the 2014 Plan automatically increased by 23,333 shares pursuant to the terms of the 2014 Plan. These additional shares are included in the total of 582,672 shares issuable under the 2014 Plan.

The following is a summary of stock option activity for the six months ended June 30, 2020 and 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (In Years)
Outstanding at December 31, 2019	174,175	$27.42	6.22
Granted	93,165	6.31
Expired	(17,114)	10.59
Forfeited	(3,333)	7.20
Outstanding at June 30, 2020	246,893	$20.90	7.71
Exercisable at June 30, 2020	134,574	$32.90	6.25
Vested at June 30, 2020	246,893	$20.90	7.71

Outstanding at December 31, 2018	138,324	$34.17	5.95
Granted	49,994	7.20
Expired	(3,237)	16.25
Outstanding at June 30, 2019	185,081	$27.20	6.35
Exercisable at June 30, 2019	110,032	$39.75	5.29
Vested at June 30, 2019	185,081	$27.20	6.35

During the six months ended June 30, 2020 and 2019, the Board approved the grant of options to purchase 93,165 and 49,994 shares of Common Stock, respectively. All option grants were pursuant to the 2014 Plan. In general, options granted under the 2014 Plan vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

9.	Equity Incentive Plan - (continued)

For the six months ended June 30, 2020 and 2019, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2020	2019
Risk-Free Interest Rate	1.82%	1.82%
Expected Life	5.00 years	5.00 years
Expected Volatility	153%	152%
Expected Dividend Yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the six months ended June 30, 2020 and 2019 was $6.26 and $7.11, respectively.

The following is a summary of restricted stock activity for the six months ended June 30, 2020 and 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Recognition Period
Non-vested Outstanding at December 31, 2019	50,187	$8.64	1.49
Awarded	49,000	6.55
Vested	(16,022)	8.82
Non-vested Outstanding at June 30, 2020	83,165	$7.37	1.94
Non-vested Outstanding at December 31, 2018	121,478	8.84	2.25
Vested	(1,068)	22.81
Non-vested Outstanding at June 30, 2019	120,410	$8.72	1.77

During the six months ended June 30, 2020 and 2019, the Board approved the grant of 49,000 and 0 restricted shares of Common Stock, respectively. All grants of restricted shares were pursuant to the 2014 Plan. These vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

The stock-based compensation expense for employees and non-employees is included in the accompanying Condensed Consolidated Statements of Operations and as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and Development	$53,669	$58,611	$99,322	$123,150
General and Administrative	143,382	177,579	243,649	345,946
Total Stock-Based Compensation Expense	$197,051	$236,190	$342,971	$469,096

The fair value of options granted for the six months ended June 30, 2020 and 2019 was approximately $579,900 and $368,200, respectively. As of June 30, 2020 and 2019, there was approximately $1,161,000 and $1,122,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted-average period of 2.28 and 2.00 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2020 and 2019 was $0.

At June 30, 2020, there were 176,524 shares available under the 2014 Plan and 7,806 shares available under the Company’s ESPP.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Maturities of lease liabilities were as follows as of June 30, 2020:

Operating Leases
Remainder of 2020	$77,163
2021	29,354
Less: Imputed Interest	(3,938)
Lease Liabilities	$102,579

License Agreements

The Company is a party to four license agreements as described below. These license agreements require the Company to pay royalties or fees to the licensor based on revenue or milestones related to the licensed technology.

On February 15, 1999, the Company entered into an exclusive worldwide license agreement with the University of Miami School of Medicine to license technology relating to the Company’s EyeGate® II Delivery System. This agreement, which was amended in December 2005, required the Company to pay to the University of Miami an annual license fee of $12,500. This license also required payments to the University of Miami upon the Company’s achievement of certain milestones. On July 9, 2020, the Company provided written notice to terminate this agreement effective as of October 7, 2020, 90 days from the written notice.

On July 23, 1999, the Company entered into a perpetual Transaction Protocol agreement with Francine Behar-Cohen to acknowledge the Company’s right to use certain patents that Ms. Behar-Cohen had certain ownership rights with respect to and which were used in the Company’s EGP-437 Combination Product. The agreement also provided for the Company to pay Ms. Behar-Cohen a fee based on a percentage of the pre-tax turnover generated from sales of the Company’s EGP-437 Combination Product relating to its inclusion of the EyeGate® II Delivery System. The fees due under the agreement expired in January 2018, but the Company continues to maintain its rights under the agreement.

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

 June 30, 2020

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

  The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. As a result of the 401(k) plan compliance review for the year ended December 31, 2019, the Company contributed approximately $37,000 to eligible employees during the three months ended June 30, 2020. The Company has accrued an estimate for contributions likely due as a result of the 401(k) plan compliance review for the year ended December 31, 2020. The Company made no matching contribution for the six months ended June 30, 2020 and 2019.

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

EyeGate OBG is currently being developed for two different indications: wound healing for patients who have undergone photorefractive keratectomy (“PRK”) surgery and patients with punctate epitheliopathies (“PE”), specifically in patients with a history of dry eye. We have completed five clinical trials, three for PRK and two for PE. In the fourth quarter of 2019, we announced positive topline data from the pivotal study for PRK surgery, thus completing development for this indication. We plan to file the de novo application for commercialization with the Food and Drug Administration (“FDA”) during 2020. In the third quarter of 2019, we initiated a follow-on trial for the indication of PE, evaluating several different exploratory endpoints. In the first quarter of 2020, we announced positive topline data from this study and subsequently met with the FDA in July of 2020, which confirmed our ability to move forward into the pivotal study for PE. We plan to initiate the pivotal study for PE in the first half of 2021.

In addition, we previously worked on developing our legacy platform, EGP-437, which incorporated a reformulated topically active corticosteroid, Dexamethasone Phosphate, that was delivered into the ocular tissues through our iontophoresis drug delivery system, the EyeGate® II Delivery System (“EGP-437 Combination Product”). We do not plan to further develop this platform or maintain our intellectual property rights related to it.

In May 2020, we were granted a loan (the “Loan”) from Silicon Valley Bank in the amount of approximately $0.278 million pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted in March 2020. The Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020 (“Qualifying Expenses”). We intend to use the entire Loan amount for Qualifying Expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for Qualifying Expenses as described in the CARES Act. If the Loan is not forgiven, the Loan will mature in May 2022 and bear interest at a rate of 1.0% per annum, payable on a monthly basis commencing in December 2020.

Throughout our history, we have not generated significant revenue. We have generally not been profitable, and from inception through June 30, 2020, our losses from operations have aggregated $103.9 million. Our Net Loss was approximately $3.7 million and $0.966 million for the six months ended June 30, 2020 and 2019, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our EyeGate OBG, our lead product candidate for corneal epithelial defects, and any other product candidates we advance to clinical development. We are evaluating the potential impact of the coronavirus pandemic on our study timelines and costs. If we obtain regulatory approval for EyeGate OBG, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of EyeGate OBG including sales, marketing and distribution functions.

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

Financial Overview

Revenues

To date, we have recognized collaboration revenue from several U.S. government grants made to Jade for ocular therapeutic research (collectively, the “U.S. Government Grants”), as well as from Bausch Health Companies, Inc. (“BHC”) as performance obligations toward milestones are met. See Note 2, “Summary of Significant Accounting Policies”. We expect to continue to incur significant operating losses as we fund research and clinical trial activities relating to our ocular therapeutic assets, consisting of our modified HA-based products, or any other product candidate that we may develop. There can be no guarantee that the losses incurred to fund these activities will succeed in generating revenue.

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

Substantially all of our research and development expenses to date have been incurred in connection with our EyeGate OBG and former EGP-437 Combination Product. We expect our research and development expenses to remain consistent for the near future as we advance EyeGate OBG and any other product candidate through clinical development, including the conduct of our planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our EyeGate OBG and any other product candidate that we may develop. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

We expect that general and administrative expenses will remain consistent for the near future until commercialization of our modified HA-based products, which could lead to an increase in these expenses.

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

Results of Operations

Comparison of Three Months ended June 30, 2020 and 2019

The following table summarizes the results of our operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Decrease
Operating Expenses:
Research and Development	$631,114	$763,896	$(132,782)
General and Administrative	1,090,327	1,105,904	(15,577)
Total Operating Expenses	1,721,441	1,869,800	(148,359)
Other Income, Net	4,340	32,528	(28,188)
Net Loss	$(1,717,101)	$(1,837,272)	$(120,171)

Research and Development Expenses.  Research and Development Expenses were $0.631 million for the three months ended June 30, 2020, compared to $0.764 million for the three months ended June 30, 2019. The decrease of $0.133 million was primarily due to a decrease in OBG clinical activity.

General and Administrative Expenses.  General and Administrative Expenses were $1.090 million for the three months ended June 30, 2020, compared to $1.106 million for the three months ended June 30, 2019. The decrease of $0.016 million was primarily due to decreases in personnel related costs, travel and professional fees, partially offset by an increase in corporate costs.

Other Income, Net. Other Income, Net was $0.004 million for the three months ended June 30, 2020, compared to $0.033 million for the three months ended June 30, 2019 due to due to less interest earned on our cash balances.

Comparison of Six Months ended June 30, 2020 and 2019

The following table summarizes the results of our operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Increase
	2020	2019	(Decrease)
Collaboration Revenue	$-	$2,686,000	$(2,686,000)
Operating Expenses:
Research and Development	1,569,155	1,485,373	83,782
General and Administrative	2,122,930	2,241,787	(118,857)
Total Operating Expenses	3,692,085	3,727,160	(35,075)
Other Income, Net:	22,784	74,697	(51,913)
Net Loss	$(3,669,301)	$(966,463)	$2,702,838

Collaboration Revenue. There was no Collaboration Revenue for the six months ended June 30, 2020, compared to $2.686 million for the six months ended June 30, 2019. The revenue recognized in the six months ended June 30, 2019 was a result of the termination of the license agreements with BHC and no further revenue will be recognized related to these agreements.

Research and Development Expenses.  Research and Development Expenses were $1.569 million for the six months ended June 30, 2020, compared to $1.485 million for the six months ended June 30, 2019. The increase of $0.084 million was primarily due to the expiration of a prepaid agreement with a research vendor, partially offset by a decrease in personnel related costs and OBG clinical activities.

General and Administrative Expenses.  General and Administrative Expenses were $2.123 million for the six months ended June 30, 2020, compared to $2.242 million for the six months ended June 30, 2019. The decrease of $0.119 million was primarily due to decreases in personnel related costs and travel, partially offset by an increase in corporate costs and professional fees.

Other Income, Net. Other Income, Net was $0.023 million for the six months ended June 30, 2020, compared to $0.075 million for the six months ended June 30, 2019 due to less interest earned on our cash balances.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from several registered offerings and private placements of our securities and payments from our BHC License Agreements and the U.S. Government Grants. From inception through August 6, 2020, we have raised a total of approximately $100.9 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $14.9 million in payments received under our license agreements and U.S. Government Grants. Additionally in May 2020, we received approximately $0.278 million of Loan funds from the PPP.

On April 17, 2018, we completed a public offering of 982,000 shares of Common Stock and 6,536.4 shares of Series C Convertible Preferred Stock (convertible into 1,361,750 shares of Common Stock), along with warrants to purchase 2,343,750 shares of Common Stock. Following the 1-for-15 reverse stock split effected on August 30, 2019, the shares underlying these warrants were adjusted to reflect the reverse stock split and rounded up to the nearest whole share in accordance with their terms. The offering was priced at $4.80 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock) and warrant. The total net proceeds to us from the offering, after deducting the placement agent fees and offering expenses, were approximately $10.1 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $4.80 per share, which in the aggregate represented warrants to purchase an aggregate 2,343,750 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on April 17, 2023, five years following the date of issuance. As of June 30, 2020, 2,444.4 shares of Series C Preferred Stock have been converted into an aggregate of 509,250 shares of Common Stock.

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

At June 30, 2020, we had unrestricted cash and cash equivalents totaling $4,688,961.

The following table sets forth the primary uses of cash for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Net Cash Used in Operating Activities	$(3,867,415)	$(3,568,990)
Net Cash Provided by Financing Activities	$4,779,503	$28,857

Comparison of Six Months Ended June 30, 2020 and 2019

Operating Activities. Net cash used in operating activities was $3.867 million for the six months ended June 30, 2020, compared to $3.569 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, we recorded a net loss of $3.669 million and decreases in accounts payable and accrued expenses of $0.618 million and prepaid expense and other current assets of $0.105 million. These decreases were partially offset by the expiration of a prepaid agreement of $0.160 million and stock-based compensation expense of $0.343 million. During the six months ended June 30, 2019, we recorded a net loss of $0.966 million, decreases in deferred revenue of $2.686 million and accrued expenses of $0.374 million. These decreases were partially offset by stock-based compensation expense of $0.469 million.

Financing Activities. Net cash provided by financing activities was $4.780 million for the six months ended June 30, 2020, compared to $0.029 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, we received net proceeds of $4.501 million from the completion of a registered direct stock offering and $0.278 million of Loan funds from the PPP. During the six months ended June 30, 2019, we received $0.032 million from the exercise of warrants.

Funding Requirements and Other Liquidity Matters

Our modified HA-based product pipeline is still in various stages of clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	seek marketing approval for our modified HA-based products or any other products that we successfully develop;
•	establish a sales and marketing infrastructure to commercialize our modified HA-based products in the United States, if approved; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our Stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a Common Stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including our modified HA-based products, on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market the modified HA-based products or any other products that we would otherwise prefer to develop and market ourselves.

Based on our cash on hand at June 30, 2020, we believe we will have sufficient cash to fund planned operations through January 31, 2021. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we successfully completed our IPO and several subsequent registered offerings and private placements of our securities, additional capital may not be available on terms favorable to us, if at all. On May 13, 2019, the SEC declared effective our registration statement on Form S-3, registering a total of $50,000,000 of our securities for sale to the public from time to time in what is known as a “shelf offering”. We do not know if our future offerings, including offerings pursuant to our shelf registration statement, will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of June 30, 2020.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer and our Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Accounting and Reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended June 30, 2020. Management concluded that no changes to our internal control over financial accounting and reporting occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

While we are not currently a party to any legal proceedings, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.

Item 1A.    Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which are incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

Date: August 6, 2020	By:	/s/ Stephen From
President and Chief Executive Officer (Principal executive officer)

Date: August 6, 2020	By:	/s/ Sarah Romano
Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit
3.1(1)	Amendment to Restated Certificate of Incorporation of the Company.

31.1**	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 26, 2020) and incorporated by reference thereto.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act.