Form 10-Q
period 2020-09-30
EYEGATE PHARMACEUTICALS INC
filed 2020-11-09
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

☐   Yes     ☒   No

At November 6, 2020, there were 4,626,755 shares of the registrant’s common stock outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2020

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	the ability to obtain and maintain regulatory approval of our product candidates, and the labeling for any approved products;

•	the scope, progress, expansion, and costs of developing and commercializing our product candidates;

•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;

•	our expectations regarding our expenses and revenue, the sufficiency of our cash resources and needs for additional financing;

•	the rate and degree of market acceptance of any of our product candidates;

•	our expectations regarding competition;

•	our anticipated growth strategies;

•	our ability to attract or retain key personnel;

•	our ability to establish and maintain development partnerships;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	regulatory developments in the U.S. and foreign countries;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	the anticipated trends and challenges in our business and the market in which we operate; and

•	the impact of the evolving COVID-19 pandemic and the global response thereto.

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

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,931,349	$3,776,712
Prepaid Expenses and Other Current Assets	501,871	458,810
Right-of-Use Assets	61,609	83,926
Current Portion of Refundable Tax Credit Receivable	2,774	4,857
Total Current Assets	3,497,603	4,324,305
Property and Equipment, Net	11,253	16,846
Restricted Cash	45,000	45,000
Goodwill	1,525,896	1,525,896
Intangible Assets and In-Process R&D, Net	4,112,314	4,131,064
Other Assets	53,034	69,403
Total Assets	$9,245,100	$10,112,514
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$59,534	$210,289
Accrued Expenses	809,050	1,120,480
Lease Liabilities	61,609	83,926
Total Current Liabilities	930,193	1,414,695
Non-Current Liabilities:
Contingent Consideration	1,710,000	1,710,000
Deferred Tax Liability	365,364	365,364
Paycheck Protection Program Loan	278,190	-
Total Non-Current Liabilities	2,353,554	2,075,364
Total Liabilities	3,283,747	3,490,059
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 9,994,184 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding at September 30, 2020 and December 31, 2019; 10,000 designated Series B, 0 shares issued and outstanding at September 30, 2020 and December 31, 2019; 10,000 shares designated Series C, 4,092 shares issued and outstanding at September 30, 2020 and December 31, 2019	41	41
Common Stock, $0.01 Par Value: 50,000,000 and 120,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 4,626,755 and 4,077,755 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	46,268	40,778
Additional Paid-In Capital	111,715,592	106,689,065
Accumulated Deficit	(105,923,069)	(100,246,894)
Accumulated Other Comprehensive Income	122,521	139,465
Total Stockholders’ Equity	5,961,353	6,622,455
Total Liabilities and Stockholders’ Equity	$9,245,100	$10,112,514

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Collaboration Revenue	$-	$-	$-	$2,686,000
Operating Expenses:
Research and Development	985,880	2,406,129	2,555,035	3,891,502
General and Administrative	1,021,325	1,045,145	3,144,255	3,286,932
Total Operating Expenses	2,007,205	3,451,274	5,699,290	7,178,434
Operating Loss Before Other Expense	(2,007,205)	(3,451,274)	(5,699,290)	(4,492,434)
Other Income, Net:
Interest Income	331	22,996	23,115	97,909
Interest Expense	-	(109)	-	(325)
Total Other Income, Net	331	22,887	23,115	97,584
Net Loss	$(2,006,874)	$(3,428,387)	$(5,676,175)	$(4,394,850)
Net Loss per Common Share- Basic and Diluted	$(0.44)	$(1.15)	$(1.25)	$(1.47)
Weighted Average Shares Outstanding- Basic and Diluted	4,547,524	2,982,994	4,536,014	2,981,647

Net Loss	$(2,006,874)	$(3,428,387)	$(5,676,175)	$(4,394,850)
Other Comprehensive Loss:
Foreign Currency Translation Adjustments	(17,110)	2,741	(16,944)	3,598
Comprehensive Loss	$(2,023,984)	$(3,425,646)	$(5,693,119)	$(4,391,252)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2020 and 2019

(unaudited)

					Additional	Accumulated Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2020	4,092	$41	4,626,755	$46,268	$111,527,859	$139,631	$(103,916,195)	$7,797,604

Stock-Based Compensation					187,733			187,733

Foreign Currency Translation Adjustment						(17,110)		(17,110)

Net Loss							(2,006,874)	(2,006,874)

Balance at September 30, 2020	4,092	$41	4,626,755	$46,268	$111,715,592	$122,521	$(105,923,069)	$5.961,353

	Series C Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2019	4,092	$41	3,045,049	$30,451	$102,422,738	$135,188	$(94,116,661)	$8,471,757

Stock-Based Compensation					179,722			179,722

Stock Issuance Costs					(11,565)			(11,565)

Cancellation of Fractional Shares due to Reverse Stock Split			(23)	-	-			-

Settlement of Fractional Shares due to Reverse Stock Split			(907)	(9)	(2,605)			(2,614)

Cancellation of Restricted Stock			(7,659)	(77)	77			-

Foreign Currency Translation Adjustment						2,741		2,741

Net Loss							(3,428,387)	(3,428,387)

Balance at September 30, 2019	4,092	$41	3,036,460	$30,365	$102,588,367	$137,929	$(97,545,048)	$5,211,654

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2020 and 2019

(unaudited)

					Additional	Accumulated Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	4,092	$41	4,077,755	$40,778	$106,689,065	$139,465	$(100,246,894)	$6,622,455

Stock-Based Compensation					530,704			530,704

Issuance of Common Stock in Offerings, Net of Offering Costs of $498,687			500,000	5,000	4,496,313			4,501,313

Issuance of Common Stock from Restricted Stock Award Grants			49,000	490	(490)			-

Foreign Currency Translation Adjustment						(16,944)		(16,944)

Net Loss							(5,676,175)	(5,676,175)

Balance at September 30, 2020	4,092	$41	4,626,755	$46,268	$111,715,592	$122,521	$(105,923,069)	$5.961,353

					Additional	Accumulated Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	4,092	$41	3,038,592	$30,386	$101,921,707	$134,331	$(93,150,198)	$8,936,267

Stock-Based Compensation					648,818			648,818

Stock Issuance Costs
					(11,565)			(11,565)
Issuance of Shares of Common Stock from Warrant Exercises			6,666	67	31,933			32,000

Cancellation of Fractional Shares due to Reverse Stock Split			(23)	-	-			-

Settlement of Fractional Shares due to Reverse Stock Split			(907)	(9)	(2,605)			(2,614)

Cancellation of Restricted Stock			(7,868)	(79)	79			-

Foreign Currency Translation Adjustment						3,598		3,598

Net Loss							(4,394,850)	(4,394,850)

Balance at September 30, 2019	4,092	$41	3,036,460	$30,365	$102,588,367	$137,929	$(97,545,048)	$5,211,654

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net Loss	$(5,676,175)	$(4,394,850)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization of Intangible Assets	24,343	38,754
Reduction of Right-of-Use Assets	124,896	120,437
Stock-Based Compensation	530,704	648,818
Expiration of Prepaid Agreement	159,848	-
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	(202,909)	(72,641)
Refundable Tax Credit Receivable	2,303	13,432
Other Assets	16,369	8,695
Accounts Payable	(150,755)	1,003,995
Lease Liabilities	(124,896)	(120,437)
Deferred Revenue	-	(2,686,000)
Accrued Expenses	(311,430)	(127,419)
Net Cash Used in Operating Activities	(5,607,702)	(5,567,216)

Financing Activities:
Proceeds from Stock Offerings	5,000,000	-
Stock Issuance Costs	(498,687)	(11,565)
Paycheck Protection Program Loan Proceeds	278,190	-
Settlement of Fractional Shares	-	(2,614)
Exercise of Warrants	-	32,000
Equipment Financing Payments	-	(4,715)
Net Cash Provided by Financing Activities	4,779,503	13,106
Effect of Exchange Rate Changes on Cash	(17,164)	4,450
Net Decrease in Cash	(845,363)	(5,549,660)
Cash, Including Restricted Cash, Beginning of Period	3,821,712	8,049,237
Cash, Including Restricted Cash, End of Period	$2,976,349	$2,499,577

Supplemental Disclosures of Noncash Operating and Financing Activities
Creation of Right-of-Use Assets and Related Lease Liabilities Upon Adoption of ASU 2016-02	$-	$136,675
Creation of Right-of-Use Assets and Related Lease Liabilities	$102,579	$109,511
Cancellation of Restricted Stock	$-	$79
Issuance of Restricted Stock Awards	$490	$-

See Accompanying Notes to the Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

As of September 30, 2020, there were 4,626,755 shares of Common Stock outstanding, no shares of Series A Preferred Stock outstanding, no shares of Series B Preferred Stock outstanding, and 4,092 shares of Series C Preferred Stock outstanding.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2020, EyeGate had unrestricted Cash and Cash Equivalents of $2,931,349, and an Accumulated Deficit of $105,923,069. EyeGate has incurred losses and negative cash flows since inception, and future losses are anticipated. Based on its cash on hand at September 30, 2020, the Company anticipates having sufficient cash to fund planned operations through January 31, 2021, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although historically the Company has been successful at raising capital, most recently raising gross proceeds of $5.0 million in a registered direct offering that closed on January 3, 2020, additional capital may not be available on terms favorable to EyeGate, if at all. On May 13, 2019, the SEC declared effective EyeGate’s registration statement on Form S-3, registering a total of $50,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings, including offerings pursuant to its shelf registration statement, will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

 Research and Development Expenses

The Company expenses research and development (“R&D”) expenditures as incurred. R&D expenses are comprised of costs incurred in performing R&D activities, including salaries, benefits, facilities, research-related overhead, sponsored research costs, contracted services, license fees, expenses related to generating, filing, and maintaining intellectual property, and other external costs. Because the Company believes that under its current process for developing its products, the viability of the products is essentially concurrent with the establishment of technological feasibility, no costs have been capitalized to date.

In-process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At September 30, 2020 and December 31, 2019 there is $3,912,314 of in-process R&D, as part of intangible assets and in-process R&D on the Condensed Consolidated Balance Sheets.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

2.	Summary of Significant Accounting Policies - (continued)

Intangible Assets

The Company records intangible assets acquired in asset acquisitions of proprietary technology. The Company capitalizes intangible assets, amortizes them over the estimated useful life, and periodically evaluates the assets for impairment. At September 30, 2020 and December 31, 2019 there is $200,000 and $218,750, respectively, of net intangible assets, as part of intangible assets and in-process R&D, net on the Condensed Consolidated Balance Sheets.

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

Related Party Transactions

The Company has entered into certain related-party transactions, making payments for services to one vendor, five consultants and two public universities for the three months ended September 30, 2020, all of whom also are stockholders of the Company. These transactions generally are ones that involve a stockholder or option holder of the Company to whom we also make payments during the year, typically as a consultant or a service provider. The amounts recorded or paid are not material to the accompanying Condensed Consolidated Financial Statements, with the exception of payments related to manufacturing services to one vendor in the amount of approximately $280,000 during the three months ended September 30, 2020. Payments to this vendor in the comparative periods were approximately $3,000 for the three months ended September 30, 2019 and $286,000 and $188,000 for the nine months ended September 30, 2020 and 2019, respectively.

Net Loss per Share – Basic and Diluted

Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period, which, for basic net loss per share, does not include the weighted-average unvested restricted common stock that has been issued but is subject to forfeiture of 79,231 and 79,223 shares for the three and nine months ended September 30, 2020, respectively, and 58,484 shares for both the three and nine month periods ended September 30, 2019.

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

	September 30, 2020 (unaudited)	September 30, 2019 (unaudited)
Common Stock Warrants	2,772,117	2,716,300
Employee Stock Options	246,893	180,212
Preferred Stock	852,500	852,500
Total Shares of Common Stock Issuable	3,871,510	3,749,012

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

2.	Summary of Significant Accounting Policies - (continued)

Fair Value of Financial Instruments

As of September 30, 2020 and December 31, 2019, the fair value of the Company’s contingent consideration, measured using Level 3 measurements, was $1,710,000. The Company evaluates the present value of this earn-out payment on a quarterly basis and as a result of the 2019 fourth quarter assessment of the EyeGate OBG product, taking into consideration discount factors and the probability of FDA approval, recorded an increase of $500,000 to the present value of contingent consideration for the year ended December 31, 2019.

At September 30, 2020 and December 31, 2019, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

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

September 30, 2020

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

3.	Property and Equipment

Property and equipment at September 30, 2020 and December 31, 2019 consists of the following:

	Estimated Useful Life (Years)	September 30, 2020 (unaudited)	December 31, 2019
Laboratory Equipment	3	$62,576	$62,576
Office Furniture	5	14,430	14,430
Leasehold Improvements	2	22,569	22,569
Total Property and Equipment, Gross		99,575	99,575
Less: Accumulated Depreciation		88,322	82,729
Total Property and Equipment, Net		$11,253	$16,846

Depreciation expense was $2,388 and $6,668 for the three months ended September 30, 2020 and 2019, respectively, and $5,593 and $20,004 for the nine months ended September 30, 2020 and 2019, respectively.

4.	Accrued Expenses

Accrued expenses at September 30, 2020 and December 31, 2019 consist of the following:

	September 30, 2020 (unaudited)	December 31, 2019
Payroll and Benefits	$542,067	$598,327
Professional Fees	187,268	259,606
Clinical Trials	77,889	254,144
Consulting	1,826	8,403
Total Accrued Expenses	$809,050	$1,120,480

5.	Debt

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

The Company has no additional indebtedness at September 30, 2020 and December 31, 2019.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

6.	Intangible Assets and In-Process R&D

Intangible assets at September 30, 2020 consist of the rights to trade-secrets and know-how related to the manufacturing of the EyeGate Ocular Bandage Gel (“OBG”). During the third quarter of 2018, the Company entered into an intellectual property license agreement with SentrX Animal Care, Inc. (“SentrX”) with respect to certain rights relating to the manufacturing of the EyeGate OBG product. The intangible assets were recorded at $250,000, representing the upfront payment paid to SentrX. Additionally, SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified development and commercial milestones. These future milestone payments to SentrX will increase the carrying value of the intangible assets. The Company’s intangible assets are amortized on a straight-line basis over the estimated useful lives. Additionally, in-process R&D at September 30, 2020 and December 31, 2019 consists of projects acquired from the acquisition of Jade that have not reached technological feasibility and which have no alternative future use. Once the R&D process is complete, the Company will amortize the R&D asset over its remaining useful life. The Company periodically evaluates these assets for impairment.

Intangible assets and in-process R&D at September 30, 2020 and December 31, 2019 consists of the following:

	Estimated Useful Life (Years)	September 30, 2020 (unaudited)	December 31, 2019
Trade Secrets	10	$250,000	$250,000
Less: Accumulated Amortization		(50,000)	(31,250)
Intangible Assets, Net		200,000	218,750
In-Process R&D		3,912,314	3,912,314
Total Intangible Assets and In-Process R&D, Net		$4,112,314	$4,131,064

Amortization expense on intangible assets was $6,250 for the three months ended September 30, 2020 and 2019 and $18,750 for the nine months ended September 30, 2020 and 2019.

7.	Capital Stock

On April 17, 2018, the Company completed a public offering of 982,000 shares of Common Stock and 6,536.4 shares of Series C Preferred Stock (convertible into 1,361,750 shares of Common Stock), along with warrants to purchase 2,343,750 shares of Common Stock. The offering was priced at $4.80 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock) and warrant. The total net proceeds to the Company from the offering, after deducting the placement agent fees and offering expenses, were approximately $10.1 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series C Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $4.80 per share, which in the aggregate represented warrants to purchase an aggregate of 2,343,750 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on April 17, 2023, five years following the date of issuance. As of September 30, 2020, 2,444.4 shares of Series C Preferred Stock have been converted into an aggregate of 509,250 shares of Common Stock.

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

September 30, 2020

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

8.	Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2020 and 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2019	2,875,006	$14.14	3.37
Issued	25,000	12.50	4.26
Expired	(127,889)	139.28	-
Outstanding at September 30, 2020	2,772,117	$8.35	2.69

Outstanding at December 31, 2018	2,722,967	$15.00	4.05
Exercised	(6,667)	4.80	3.55
Outstanding at September 30, 2019	2,716,300	$15.05	3.30

All of the warrant agreements provide for a cashless exercise in the event a registration statement covering the issuance of the shares of common stock underlying the warrants is not effective, whereby the number of shares to be issued upon exercise of such warrants will be reduced based on the exercise price and the market value of the shares at the time of exercise. The outstanding warrants expire from 2021 through 2025.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”) and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. As of September 30, 2020, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP was 582,672 and 11,371 shares, respectively.

In January 2020, the number of shares of common stock issuable under the 2014 Plan automatically increased by 23,333 shares pursuant to the terms of the 2014 Plan. These additional shares are included in the total of 582,672 shares issuable under the 2014 Plan.

The following is a summary of stock option activity for the nine months ended September 30, 2020 and 2019:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Life (In Years)
Outstanding at December 31, 2019	174,175	$27.42	6.22
Granted	93,165	6.31
Expired	(17,114)	10.59
Forfeited	(3,333)	7.20
Outstanding at September 30, 2020	246,893	$20.90	7.46
Exercisable at September 30, 2020	138,317	$32.22	6.05
Vested at September 30, 2020	246,893	$20.90	7.46

Outstanding at December 31, 2018	138,324	$34.17	6.51
Granted	49,994	7.20
Forfeited	(4,869)	9.19
Expired	(3,237)	16.25
Outstanding at September 30, 2019	180,212	$27.68	6.57
Exercisable at September 30, 2019	120,527	$37.25	5.32
Vested and Expected to Vest at September 30, 2019	180,212	$27.68	6.57

During the nine months ended September 30, 2020 and September 30, 2019, the Board approved the grant of options to purchase 93,165 and 49,994 shares of the Company’s Common Stock, respectively. All option grants were pursuant to the 2014 Plan. In general, options granted under the 2014 Plan vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

9.	Equity Incentive Plan - (continued)

For the nine months ended September 30, 2020 and 2019, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2020	2019
Risk-Free Interest Rate	1.82%	1.82%
Expected Life	5.00 years	5.00 years
Expected Volatility	153%	152%
Expected Dividend Yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the nine months ended September 30, 2020 and 2019 was $6.26 and $7.05, respectively.

The following is a summary of restricted stock activity for the nine months ended September 30, 2020 and September 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Recognition Period
Non-vested Outstanding at December 31, 2019	50,187	$8.64	1.49
Awarded	49,000	6.55
Vested	(23,889)	8.73
Non-vested Outstanding at September 30, 2020	75,298	$7.25	1.78

Non-vested Outstanding at December 31, 2018	121,478	$8.84	2.25
Vested	(55,335)	8.94
Forfeited	(7,659)	8.86
Non-vested Outstanding at September 30, 2019	58,484	$8.76	1.73

During the nine months ended September 30, 2020 and 2019, the Board approved the grant of 49,000 and 0 restricted shares of Common Stock, respectively. All grants of restricted shares were pursuant to the 2014 Plan. These vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

During the nine months ended September 30, 2019, 7,659 shares of restricted stock, respectively, which had not vested were forfeited and returned to the Company.

The total stock-based compensation expense for employees and non-employees is included in the accompanying Condensed Consolidated Statements of Operations and as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and Development	$49,267	$42,062	$148,588	$165,213
General and Administrative	138,466	137,660	382,116	483,605
Total Stock-Based Compensation Expense	$187,733	$179,722	$530,704	$648,818

The fair value of options granted for the nine months ended September 30, 2020 and September 30, 2019 was approximately $580,000 and $355,000, respectively. The fair value of restricted stock granted for the nine months ended September 30, 2020 and September 30, 2019 was approximately $321,000 and $0. As of September 30, 2020 and September 30, 2019, there was approximately $973,000 and $830,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted-average period of 2.12 and 1.81 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2020 and September 30, 2019 was approximately $0 and $0, respectively.

At September 30, 2020, there were 176,524 shares available under the 2014 Plan and 7,806 shares available under the Company’s ESPP.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

10.	Commitments and Contingencies

The Company is a party to a real property operating lease for the rental of office space in Waltham, Massachusetts of up to 4,516 square feet that is used for its corporate headquarters. This lease was amended during the first quarter of 2020 to extend its term through March 31, 2021.

On July 6, 2016, the Company entered into a real property operating lease for office and laboratory space of approximately 2,300 square feet in Salt Lake City, Utah. This lease was amended during the first quarter of 2020 to extend its term through October 31, 2020, and subsequently amended again in the fourth quarter of 2020 to extend its final term through December 31, 2020. Additionally, during the fourth quarter of 2020, the Company entered into a real property operating lease for new office and laboratory space of approximately 3,540 square feet in Salt Lake City, Utah, with a term through November 30, 2023. The Company anticipates moving into this office space by January 1, 2021.

Additional right-of-use assets and lease liabilities were recorded upon the extensions that were effective as of September 30, 2020.

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

Maturities of lease liabilities were as follows as of September 30, 2020:

Operating Leases
Remainder of 2020	$33,968
2021	29,354
Less: Imputed Interest	(1,713)
Lease Liabilities	$61,609

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

September 30, 2020

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

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. As a result of the 401(k) plan compliance review for the year ended December 31, 2019, the Company contributed approximately $37,000 to eligible employees during the nine months ended September 30, 2020. The Company has accrued an estimate for contributions likely due as a result of the 401(k) plan compliance review for the year ended December 31, 2020. The Company made no matching contribution for the nine months ended September 30, 2020 and 2019.

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

Throughout our history, we have not generated significant revenue. We have generally not been profitable, and from inception through September 30, 2020, our losses from operations have aggregated $105.9 million. Our Net Loss was approximately $5.7 million and $4.4 million for the nine months ended September 30, 2020 and 2019, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our EyeGate OBG, our lead product candidate for corneal epithelial defects, and any other product candidates we advance to clinical development.

The continued spread of the COVID-19 pandemic could adversely impact our clinical studies. In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, and business shutdowns. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which could negatively affect our ability to raise additional capital on attractive terms or at all. See Part II, Item 1A - “Risk Factors—The coronavirus pandemic could adversely impact our business, including clinical trials” in our Quarterly Report on Form 10-Q filed May 6, 2020. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19 and the effectiveness of actions to contain and treat COVID-19. We cannot presently predict the scope and severity of any potential disruptions to our business, including to our ongoing and planned clinical studies. Any such shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned, which could have a material adverse impact on our business, results of operation, and financial condition. As of the date of this report, there have been no material adverse effects to our ongoing business operations from COVID-19.

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

Results of Operations

Comparison of Three Months ended September 30, 2020 and 2019

The following table summarizes the results of our operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Decrease
Operating Expenses:
Research and Development	$985,880	$2,406,129	$(1,420,249)
General and Administrative	1,021,325	1,045,145	(23,820)
Total Operating Expenses	2,007,205	3,451,274	(1,444,069)
Other Income, Net	331	22,887	(22,556)
Net Loss	$(2,006,874)	$(3,428,387)	$(1,421,513)

Research and Development Expenses.  Research and Development Expenses were $0.986 million for the three months ended September 30, 2020, compared to $2.406 million for the three months ended September 30, 2019. The decrease of $1.420 million was primarily due to a decrease in OBG clinical activities following the completion of the PRK pivotal study in 2019.

General and Administrative Expenses.  General and Administrative Expenses were $1.021 million for the three months ended September 30, 2020, compared to $1.045 million for the three months ended September 30, 2019. The decrease of $0.024 million was primarily due to decreases in personnel related costs.

Other Income, Net. Other Income, Net was minimal for the three months ended September 30, 2020, compared to $0.023 million for the three months ended September 30, 2019 due to less interest earned on our cash balances.

Comparison of Nine Months ended September 30, 2020 and 2019

The following table summarizes the results of our operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Increase
	2020	2019	(Decrease)
Collaboration Revenue	$-	$2,686,000	$(2,686,000)
Operating Expenses:
Research and Development	2,555,035	3,891,502	(1,336,467)
General and Administrative	3,144,255	3,286,932	(142,677)
Total Operating Expenses	5,699,290	7,178,434	(1,479,144)
Other Income, Net	23,115	97,584	(74,469)
Net Loss	$(5,676,175)	$(4,394,850)	$1,281,325

Collaboration Revenue. There was no Collaboration Revenue for the nine months ended September 30, 2020, compared to $2.686 million for the nine months ended September 30, 2019. The revenue recognized in the nine months ended September 30, 2019 was a result of the termination of the license agreements with BHC and no further revenue will be recognized related to these agreements.

Research and Development Expenses.  Research and Development Expenses were $2.555 million for the nine months ended September 30, 2020, compared to $3.892 million for the nine months ended September 30, 2019. The decrease of $1.336 million was primarily due to a decrease in OBG clinical activities following the completion of the PRK pivotal study in 2019.

General and Administrative Expenses.  General and Administrative Expenses were $3.144 million for the nine months ended September 30, 2020, compared to $3.287 million for the nine months ended September 30, 2019. The decrease of $0.143 million was primarily due to a decrease in personnel related costs, partially offset by an increase in corporate costs.

Other Income, Net. Other Income, Net was $0.023 million for the nine months ended September 30, 2020, compared to $0.098 million for the nine months ended September 30, 2019 due to less interest earned on our cash balances.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from several registered offerings and private placements of our securities and payments from our BHC License Agreements and the U.S. Government Grants. From inception through November 9, 2020, we have raised a total of approximately $100.9 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $14.9 million in payments received under our license agreements and U.S. Government Grants. Additionally in May 2020, we received approximately $0.278 million of Loan funds from the PPP.

On April 17, 2018, we completed a public offering of 982,000 shares of Common Stock and 6,536.4 shares of Series C Convertible Preferred Stock (convertible into 1,361,750 shares of Common Stock), along with warrants to purchase 2,343,750 shares of Common Stock. Following the 1-for-15 reverse stock split effected on August 30, 2019, the shares underlying these warrants were adjusted to reflect the reverse stock split and rounded up to the nearest whole share in accordance with their terms. The offering was priced at $4.80 per share of Common Stock (or share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock) and warrant. The total net proceeds to us from the offering, after deducting the placement agent fees and offering expenses, were approximately $10.1 million. Additionally, the investors received, for each share of Common Stock, or for each share of Common Stock issuable upon conversion of a share of Series C Convertible Preferred Stock purchased in the public offering, warrants to purchase one share of Common Stock at an exercise price of $4.80 per share, which in the aggregate represented warrants to purchase an aggregate 2,343,750 shares of Common Stock. The warrants issued to investors became initially exercisable immediately upon issuance and terminate on April 17, 2023, five years following the date of issuance. As of September 30, 2020, 2,444.4 shares of Series C Preferred Stock have been converted into an aggregate of 509,250 shares of Common Stock.

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

At September 30, 2020, we had unrestricted cash and cash equivalents totaling $2,931,349.

The following table sets forth the primary uses of cash for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Net Cash Used in Operating Activities	$(5,607,702)	$(5,567,216)
Net Cash Provided by Financing Activities	$4,779,503	$13,106

Comparison of Nine Months Ended September 30, 2020 and 2019

Operating Activities. Net cash used in operating activities was $5.608 million for the nine months ended September 30, 2020, compared to $5.567 million for the nine months ended September 30, 2019. During the first nine months of 2020, we recorded a net loss of $5.676 million and decreases in accounts payable and accrued expenses of $0.462 million and prepaid expense and other current assets of $0.203 million. These decreases were partially offset by stock-based compensation expense of $0.531 million and the expiration of a prepaid agreement of $0.160 million. During the first nine months of 2019, we recorded a net loss of $4.395 million and a decrease in deferred revenue of $2.686 million. These decreases were partially offset by a net increase in accounts payable and accrued expense of $0.877 million and stock-based compensation expense of $0.649 million.

Financing Activities. Net cash provided by financing activities was $4.780 million for the nine months ended September 30, 2020, compared to $0.013 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we received net proceeds of $4.501 million from the completion of a registered direct stock offering and $0.278 million of Loan funds from the PPP. During the nine months ended September 30, 2019, we received $0.032 million from the exercise of warrants, offset by payments of $0.012 million related to stock issuance costs.

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

Based on our cash on hand at September 30, 2020, we believe we will have sufficient cash to fund planned operations through January 31, 2021. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we successfully completed our IPO and several subsequent registered offerings and private placements of our securities, additional capital may not be available on terms favorable to us, if at all. On May 13, 2019, the SEC declared effective our registration statement on Form S-3, registering a total of $50,000,000 of our securities for sale to the public from time to time in what is known as a “shelf offering”. We do not know if our future offerings, including offerings pursuant to our shelf registration statement, will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of September 30, 2020.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our President and Chief Executive Officer and our Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Accounting and Reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended September 30, 2020. Management concluded that no changes to our internal control over financial accounting and reporting occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

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

Date: November 9, 2020	By:	/s/ Stephen From
President and Chief Executive Officer
(Principal executive officer)

Date: November 9, 2020	By:	/s/ Sarah Romano
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