Form 10-Q
period 2021-03-31
EYEGATE PHARMACEUTICALS INC
filed 2021-05-12
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

☐   Yes     ☒   No

At May 10, 2021, there were 7,097,912 shares of the registrant’s common stock outstanding.

EYEGATE PHARMACEUTICALS, INC.

Table of Contents

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2021

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

We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 24 of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 25, 2021, or the Annual Report. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.

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

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,610,492	$1,185,677
Prepaid Expenses and Other Current Assets	233,490	449,569
Other Receivables	147,104	90,975
Total Current Assets	6,991,086	1,726,221
Property and Equipment, Net	84,264	30,566
Restricted Cash	45,000	45,000
Goodwill	3,484,607	3,484,607
Intangible Assets and In-Process R&D, Net	9,723,914	9,730,164
Operating Lease Assets with Right-of-Use	242,730	83,928
Other Assets	49,001	57,073
Total Assets	$20,620,602	$15,157,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$457,347	$434,763
Accrued Expenses	885,459	1,289,261
Operating Lease Liabilities	82,792	48,303
Total Current Liabilities	1,425,598	1,772,327
Non-Current Liabilities:
Contingent Consideration	5,342,950	5,342,950
Deferred Tax Liability	728,926	728,926
Paycheck Protection Program Loan	278,190	278,190
Non-Current Operating Lease Liabilities	159,938	35,625
Total Non-Current Liabilities	6,510,004	6,385,691
Total Liabilities	7,935,602	8,158,018
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding at March 31, 2021 and December 31, 2020; 10,000 designated Series B, 0 shares issued and outstanding at March 31, 2021 and December 31, 2020; 10,000 shares designated Series C, 4,092 shares issued and outstanding at March 31, 2021 and December 31, 2020; 20,000 shares designated Series D, 46 shares issued and outstanding at March 31, 2021 and December 31, 2020	41	41
Common Stock, $0.01 Par Value: 50,000,000 shares authorized; 7,097,912 and 5,556,394 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	70,979	55,564
Additional Paid-In Capital	123,523,964	115,283,572
Accumulated Deficit	(110,919,655)	(108,338,834)
Accumulated Other Comprehensive Income	9,671	(802)
Total Stockholders’ Equity	12,685,000	6,999,541
Total Liabilities and Stockholders’ Equity	$20,620,602	$15,157,559

See Accompanying Notes to Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating Expenses:
Research and Development	$1,280,242	$938,041
General and Administrative	1,300,143	1,032,603
Total Operating Expenses	2,580,385	1,970,644
Operating Loss Before Other Income, Net	(2,580,385)	(1,970,644)
Other (Loss) Income, Net:
Interest Income	250	18,444
Interest Expense	(686)	-
Total Other (Loss) Income, Net	(436)	18,444
Net Loss	$(2,580,821)	$(1,952,200)
Net Loss Per Common Share - Basic and Diluted	$(0.37)	$(0.43)
Weighted-Average Shares Outstanding - Basic and Diluted	6,954,438	4,524,738

Net Loss	$(2,580,821)	$(1,952,200)
Other Comprehensive Loss:
Foreign Currency Translation Adjustments	10,473	188
Comprehensive Loss	$(2,570,348)	$(1,952,012)

See Accompanying Notes to Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2021 and 2020

(unaudited)

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2020	4,138	$41	5,556,394	$55,564	$115,283,572	$(802)	$(108,338,834)	$6,999,541

Stock-Based Compensation					216,945			216,945

Issuance of Common Stock from Warrants, net			10,417	104	49,897			50,001

Issuance of Common Stock from Private Placement, Net of Offering Costs of $11,142			1,531,101	15,311	7,973,550			7,988,861

Foreign Currency Translation Adjustment						10,473		10,473

Net Loss							(2,580,821)	(2,580,821)

Balance at March 31, 2021	4,138	$41	7,097,912	$70,979	$123,523,694	$9,671	$(110,919,655)	$12,685,000

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	4,092	$41	4,077,755	$40,778	$106,689,065	$139,465	$(100,246,894)	$6,622,455

Stock-Based Compensation					145,920			145,920

Issuance of Common Stock in Offerings, Net of Offering Costs of $498,687			500,000	5,000	4,496,313			4,501,313

Issuance of Common Stock from Restricted Stock Award Grants			49,000	490	(490)			-

Foreign Currency Translation Adjustment						188		188

Net Loss							(1,952,200)	(1,952,200)

Balance at March 31, 2020	4,092	$41	4,626,755	$46,268	$111,330,808	$139,653	$(102,199,094)	$9,317,676

See Accompanying Notes to Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net Loss	$(2,580,821)	$(1,952,200)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization of Intangible Assets	10,599	7,067
Reduction of Right-of-Use Assets	39,490	41,440
Stock-Based Compensation	216,945	145,920
Expiration of Prepaid Agreement	-	159,848
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	216,078	(67,102)
Refundable Tax Credit Receivable	(59,706)	(580)
Other Assets	8,073	(11,616)
Accounts Payable	22,583	(52,263)
Lease Liabilities	(39,490)	(41,440)
Accrued Expenses	(403,802)	(629,396)
Net Cash Used in Operating Activities	(2,570,051)	(2,400,322)
Investing Activities:
Purchases of Property, Plant and Equipment	(58,119)	-
Net Cash Used in Investing Activities	(58,119)	-
Financing Activities:
Proceeds from Stock Offerings, Net of Offering Costs	7,988,861	4,501,313
Exercise of Warrants	50,001	-
Net Cash Provided by Financing Activities	8,038,862	4,501,313
Effect of Exchange Rate Changes on Cash	14,123	280
Net Increase in Cash	5,424,815	2,101,271
Cash, Including Restricted Cash, Beginning of Period	1,230,677	3,821,712
Cash, Including Restricted Cash, End of Period	$6,655,492	$5,922,983
Supplemental Disclosures of Noncash Operating and Financing Activities
Creation of Right-of-Use Assets and Related Lease Liabilities	$201,089	$102,579
Grant of Restricted Stock Awards	$-	$490

See Accompanying Notes to Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

1.	Organization, Business

EyeGate Pharmaceuticals, Inc. (“EyeGate” or the “Company”), a Delaware corporation, began operations in December 2004 and is a clinical-stage pharmaceutical company developing and commercializing products for treating inflammatory and immune diseases with a focus on the eye and certain systemic diseases.

In the fourth quarter of 2020, EyeGate acquired Panoptes Pharma Ges.m.b.H. (“Panoptes”), transforming EyeGate’s pipeline with the addition of PP-001. PP-001, is a next-generation, non-steroidal, immuno-modulatory and small-molecule inhibitor of Dihydroorotate Dehydrogenase (“DHODH”) with what EyeGate believes to be best-in-class picomolar potency and a validated immune modulating mechanism designed to overcome the off-target side effects and safety issues associated with DHODH inhibitors. PP-001 has been developed in two clinical-stage ophthalmic formulations: an intravitreal injection for inflammatory diseases of the eye including posterior uveitis, and a novel nano carrier technology eye drop for ocular surface diseases such as conjunctivitis, dry eye disease and others. Other administration routes are also in development and IND enabling studies are underway for conditions outside the ocular space.

In addition, EyeGate is developing Ocular Bandage Gel (“OBG”), a modified form of the natural polymer hyaluronic acid, designed to protect the ocular surface to permit re-epithelialization of the cornea and improve ocular surface integrity. OBG, with unique properties that help hydrate and protect the ocular surface, is in clinical evaluation for patients undergoing photorefractive keratectomy (“PRK”) surgery for corneal wound repair after refractive surgery and patients with punctate epitheliopathies (“PE”) as a result of dry eye. A type-B meeting was held with the U.S. Food and Drug Administration’s (“FDA”) Center for Drug Evaluation and Research (“CDER”) division during the first quarter of 2021 to discuss eligibility of continuing OBG clinical studies as a drug. As a result, development of OBG has shifted from a medical device to a drug, which allows for reimbursement under Medicare Part D.

As of March 31, 2021, there were 7,097,912 shares of Common Stock outstanding, no shares of Series A Preferred Stock outstanding, no shares of Series B Preferred Stock outstanding, 4,092 shares of Series C Preferred Stock outstanding, and 46 shares of Series D Preferred Stock outstanding.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2021, EyeGate had unrestricted Cash and Cash Equivalents of $6.610 million, and an Accumulated Deficit of $110.920 million. EyeGate has incurred losses and negative cash flows since inception, and future losses are anticipated. Based on its cash on hand at March 31, 2021, the Company anticipates having sufficient cash to fund planned operations through August 31, 2021, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although historically the Company has been successful at raising capital, most recently raising net proceeds of approximately $8.0 million in a private placement that closed on January 6, 2021, additional capital may not be available on terms favorable to EyeGate, if at all. On May 13, 2019, the SEC declared effective EyeGate’s registration statement on Form S-3, registering a total of $50,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings, including offerings pursuant to its shelf registration statement, will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, EyeGate Pharma S.A.S. (through its dissolution on December 30, 2020), Jade Therapeutics, Inc. (“Jade”) and Panoptes Pharma Ges.m.b.H. (“Panoptes”) (effective December 18, 2020 when the Company acquired all of the capital stock of Panoptes), collectively referred to as “the Company”. All inter-company balances and transactions have been eliminated in consolidation. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and disclosures normally included in Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or eliminated. Accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual financial statements of the Company as of and for the year ended December 31, 2020. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

In-process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At March 31, 2021 and December 31, 2020, there is $9.536 million of in-process R&D, as part of intangible assets and in-process R&D on the Condensed Consolidated Balance Sheets.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

2.	Summary of Significant Accounting Policies - (continued)

Intangible Assets

The Company records intangible assets acquired in asset acquisitions of proprietary technology. The Company capitalizes intangible assets, amortizes them over the estimated useful life, and periodically evaluates the assets for impairment. At March 31, 2021 and December 31, 2020, there is $0.188 million and $0.194 million, respectively, of net intangible assets, as part of intangible assets and in-process R&D, net on the Condensed Consolidated Balance Sheets.

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

Related Party Transactions

The Company has entered into certain related-party transactions, making payments for services to one vendor and three consultants for the three months ended March 31, 2021, all of whom also are stockholders of the Company. These transactions generally are ones that involve a stockholder or option holder of the Company to whom we also make payments during the year, typically as a consultant or a service provider. Additionally, on January 6, 2021, the Company completed a private placement of 1,531,101 shares of Common Stock and warrants to purchase up to 1,531,101 shares of Common Stock to an affiliate of Armistice Capital, LLC, with a combined purchase price per share and warrant of $5.225. Steven J. Boyd and Keith Maher, each of whom are members of the Company’s board of directors, are affiliates of Armistice Capital, LLC, and Mr. Boyd holds voting and investment power over such entity. The total net proceeds from the private placement were approximately $8.0 million. Except as described above, the amounts recorded or paid to related parties during the three months ended March 31, 2021 are not material to the accompanying Condensed Consolidated Financial Statements.

For the three months ended March 31, 2020, the Company entered into certain related-party transactions, making payments for services to two vendors, five consultants and two public universities, all of whom also are stockholders of the Company. The amounts recorded or paid during the three months ended March 31, 2020 are not material to the accompanying Condensed Consolidated Financial Statements.

Net Loss per Share – Basic and Diluted

Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period, which for basic net loss per share, does not include the weighted-average unvested restricted common stock that has been issued but is subject to forfeiture of 54,709 shares for the three months ended March 31, 2021 and 91,028 shares for the three months ended March 31, 2020.

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

	March 31, 2021 (unaudited)	March 31, 2020 (unaudited)
Common Stock Warrants	4,247,384	2,862,314
Employee Stock Options	370,359	237,695
Preferred Stock	865,500	852,500
Total Shares of Common Stock Issuable	5,483,243	3,952,509

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

2.	Summary of Significant Accounting Policies - (continued)

Fair Value of Financial Instruments

As of March 31, 2021 and December 31, 2020, the fair value of the Company’s contingent consideration was $5.343 million. During the year ended December 31, 2020, the Company recorded earn-out payments of $9.500 million at their estimated fair value of $3.633 million as a result of the Panoptes acquisition. During the year ended December 31, 2016, the Company recorded earn-out payments of $2.164 million as a result of the Jade acquisition in connection with three products in development, contingent upon FDA marketing approval, at an estimated fair value of $1.210 million. During the year ended December 31, 2019, taking into consideration discount factors and the probability of FDA approval of the OBG product, the Company recorded an increase of $500,000 to the fair value of contingent consideration related to the Jade acquisition. The Company evaluates the fair value of these earn-out payments on a quarterly basis and there were no changes recorded during the quarter ended March 31, 2021.

At March 31, 2021 and December 31, 2020, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The new standard was effective for the Company on January 1, 2020 and is required to be applied prospectively. The Company adopted ASU No. 2017-04 effective January 1, 2020 and the adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for smaller reporting companies in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material effect on the Company’s Condensed Consolidated Financial Statements and related disclosures.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

3.	Property and Equipment

Property and equipment at March 31, 2021 and December 31, 2020 consists of the following:

	Estimated Useful Life (Years)	March 31, 2021 (unaudited)	December 31, 2020
Laboratory Equipment	3	$82,653	$82,653
Office Equipment	3	3,737	3,888
Office Furniture	5	72,549	14,430
Leasehold Improvements	2	22,569	22,569
Total Property and Equipment, Gross		181,508	123,540
Less Accumulated Depreciation		97,244	92,974
Total Property and Equipment, Net		$84,264	$30,566

Depreciation expense was $4,349 and $817 for the three-month periods ended March 31, 2021 and 2020, respectively.

4.	Accrued Expenses

Accrued expenses at March 31, 2021 and December 31, 2020 consist of the following:

	March 31, 2021 (unaudited)	December 31, 2020
Payroll and Benefits	$400,634	$629,465
Professional Fees	335,665	328,420
Clinical Trials	145,738	203,646
Consulting	919	125,913
Interest	2,503	1,817
Total Accrued Expenses	$885,459	$1,289,261

5.	Debt

In May 2020, the Company received loan funds (the “Loan”) from the Paycheck Protection Program (“PPP”) of approximately $0.278 million. In April of 2021, the Company was notified by the Small Business Administration (“SBA”) that this loan was forgiven in full.

The Company has no additional indebtedness at March 31, 2021 and December 31, 2020.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

6.	Intangible Assets and In-Process R&D

Intangible assets at March 31, 2021 consist of the rights to trade-secrets and know-how related to the manufacturing of the EyeGate Ocular Bandage Gel (“OBG”). During the third quarter of 2018, the Company entered into an intellectual property license agreement with SentrX Animal Care, Inc. (“SentrX”) with respect to certain rights relating to the manufacturing of the EyeGate OBG product. The intangible assets were recorded at $0.250 million, representing the upfront payment paid to SentrX. Additionally, SentrX is eligible to receive milestone payments totaling up to $4.750 million, upon and subject to the achievement of certain specified development and commercial milestones. These future milestone payments to SentrX will increase the carrying value of the intangible assets. The Company’s intangible assets are amortized on a straight-line basis over the estimated useful lives. Additionally, in-process R&D at March 31, 2021 and December 31, 2020 consists of projects acquired from the acquisitions of Jade and Panoptes that have not reached technological feasibility and which have no alternative future use. Once the R&D process is complete, the Company will amortize the R&D asset over its remaining useful life. The Company periodically evaluates these assets for impairment.

Intangible assets and in-process R&D at March 31, 2021 and December 31, 2020 consists of the following:

	Estimated Useful Life (Years)	March 31, 2021 (unaudited)	December 31, 2020
Trade Secrets	10	$250,000	$250,000
Less: Accumulated Amortization		(62,500)	(56,250)
Intangible Assets, Net		187,500	193,750
In-Process R&D		9,536,414	9,536,414
Total Intangible Assets and In-Process R&D, Net		$9,723,914	$9,730,164

Amortization expense on intangible assets was $6,250 for each of the three-month periods ended March 31, 2021 and 2020.

7.	Capital Stock

On January 3, 2020, the Company completed a registered direct offering with institutional investors for 500,000 shares of Common Stock with a purchase price of $10.00 per share. The total net proceeds to the Company, after deducting the placement agent fees and offering expenses, were approximately $4.5 million.

On June 25, 2020, following the Company’s 2020 Annual Meeting of Stockholders, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation that decreased the number of authorized shares of the Company’s common stock from 120,000,000 to 50,000,000.

In connection with the Panoptes acquisition, on December 18, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations for up to 20,000 shares of Series D Convertible Preferred Stock with the Delaware Secretary of State. The Series D Convertible Preferred Stock has a stated value of $1,000 per share and a conversion price of $3.5321 per share but may not be converted until stockholder approval is obtained. The Series D Preferred Stock is only entitled to dividends in the event dividends are paid on the Company’s shares of Common Stock and does not have any preferences over the Company's shares of Common Stock or any voting rights, except in limited circumstances.

On January 6, 2021, the Company completed a private placement of 1,531,101 shares of Common Stock and warrants to purchase up to 1,531,101 shares of Common Stock to an affiliate of Armistice Capital, LLC, with a combined purchase price per share and warrant of $5.225. The total net proceeds from the private placement were approximately $8.0 million. The warrants have an exercise price of $5.225 per share, subject to adjustments as provided under the terms of the warrants and will be exercisable on the six-month anniversary of their issuance date. The warrants are exercisable for five years from the issuance date.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

8.	Warrants

The following is a summary of warrant activity for the three months ended March 31, 2021 and 2020:

		Weighted Average	Weighted Average
	Number of	Exercise	Remaining
	Warrants	Price	Term in Years
Outstanding at December 31, 2020	2,726,700	$8.41	2.45
Issued	1,531,101	5.23	4.77
Exercised	(10,417)	4.80	2.05
Outstanding at March 31, 2021	4,247,384	$7.27	3.13

Outstanding at December 31, 2019	2,875,006	$14.14	3.37
Outstanding at March 31, 2020	2,862,314	$13.10	3.11

All of the warrant agreements provide for a cashless exercise in the event a registration statement covering the issuance of the shares of common stock underlying the warrants is not effective, whereby the number of shares to be issued upon exercise of such warrants will be reduced based on the exercise price and the market value of the shares at the time of exercise. The outstanding warrants expire from 2021 through 2026.

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

The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”) and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. As of March 31, 2021, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP was 606,005 and 11,371 shares, respectively.

In January 2021, the number of shares of common stock issuable under the 2014 Plan automatically increased by 23,333 shares pursuant to the terms of the 2014 Plan. These additional shares are included in the total of 606,005 shares issuable under the 2014 Plan.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

9.	Equity Incentive Plan - (continued)

The following is a summary of stock option activity for the three months ended March 31, 2021 and 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (In Years)
Outstanding at December 31, 2020	246,893	$20.90	7.20
Granted	130,865	6.46
Expired	(7,103)	10.83
Forfeited	(296)	6.78
Outstanding at March 31, 2021	370,359	$16.00	7.70
Exercisable at March 31, 2021	176,055	$26.59	6.35
Vested and Expected to Vest at March 31, 2021	370,359	$16.00	7.70

Outstanding at December 31, 2019	174,175	$27.42	6.22
Granted	75,665	6.55
Expired	(8,812)	11.06
Forfeited	(3,333)	7.20
Outstanding at March 31, 2020	237,695	$21.67	7.53
Exercisable at March 31, 2020	137,846	$32.33	6.05
Vested and Expected to Vest at March 31, 2020	237,695	$21.67	7.53

During the three months ended March 31, 2021 and March 31, 2020, the Board approved the grant of options to purchase 130,865 and 75,665 shares of Common Stock, respectively. All option grants were pursuant to the 2014 Plan. In general, options granted under the 2014 Plan vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

For the three months ended March 31, 2021 and 2020, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2021	2020
Risk-Free Interest Rate	1.82%	1.82%
Expected Life	5.00 years	5.00 years
Expected Volatility	145%	155%
Expected Dividend Yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the three months ended March 31, 2021 and 2020 was $6.33 and $6.46, respectively.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

9.	Equity Incentive Plan - (continued)

The following is a summary of restricted stock activity for the three months ended March 31, 2021 and 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Recognition Period
Non-vested Outstanding at December 31, 2020	67,420	$7.10	1.66
Vested	(25,422)	7.17
Forfeited	(233)	6.89
Non-vested Outstanding at March 31, 2021	41,765	$7.05	1.44
Non-vested Outstanding at December 31, 2019	50,187	$8.64	1.49
Awarded	49,000	6.55
Vested	(8,159)	9.07
Non-vested Outstanding at March 31, 2020	91,028	$7.47	2.11

During the three months ended March 31, 2021, 233 shares of restricted stock, which had not vested, were forfeited and returned to the Company. During the three months ended March 31, 2020, the Board approved the grant of 49,000 restricted shares of Common Stock, respectively. All grants of restricted shares were pursuant to the 2014 Plan. These vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

The total stock-based compensation expense for employees and non-employees is included in the accompanying Condensed Consolidated Statements of Operations and as follows:

	Three Months Ended March 31,
	2021	2020
Research and Development	$71,586	$45,653
General and Administrative	145,359	100,267
Total Stock-Based Compensation Expense	$216,945	$145,920

The fair value of options granted for the three months ended March 31, 2021 and 2020 was $0.829 million and $0.489 million, respectively. As of March 31, 2021 and 2020, there was $1.389 million and $1.267 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted-average period of 2.40 and 2.37 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2021 and 2020 was $0.

At March 31, 2021, there were 69,521 shares available for grant under the 2014 Plan and 7,806 shares available under the Company’s ESPP.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

10.	Commitments and Contingencies

Leases

The Company is a party to three real property operating leases for the rental of office or lab space. The Company has office space in Waltham, Massachusetts of up to 4,516 square feet that is used for its corporate headquarters with a term through March 31, 2022. The Company also has office and laboratory space of approximately 3,540 square feet in Salt Lake City, Utah with a term through November 30, 2023. The Company has office space in Vienna, Austria of approximately 1,555 square feet with a term through October 31, 2023 as a result of the Panoptes acquisition effective December 18, 2020.

Additional right-of-use assets and lease liabilities were recorded upon the new lease agreements or extensions that were effective as of March 31, 2021.

Operating lease assets and liabilities are recognized at the lease commencement date at the present value of lease payments to be paid. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments. To determine the present value of lease payments to be paid, the Company estimated incremental secured borrowing rates corresponding to the maturities of the leases. The Company estimated a rate of 10% based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. The Company recognizes expense for its leases on a straight-line basis over the lease term. Operating lease expense, consisting of the reduction of the right-of-use asset and the imputed interest on the lease liability, totaled $50,852 and $43,195 for the three months ended March 31, 2021 and 2020, respectively.

Maturities of lease liabilities were as follows as of March 31, 2021:

Operating Leases
2021	$77,224
2022	104,686
2023	95,670
Less: Imputed Interest	(34,850)
Lease Liabilities	$242,730

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

March 31, 2021

10.	Commitments and Contingencies - (continued)

On September 26, 2018, the Company entered into an intellectual property licensing agreement (the “SentrX Agreement”) with SentrX, a veterinary medical device company that develops and manufactures veterinary wound care products. Under the SentrX Agreement, the Company will in-license the rights to trade-secrets and know-how related to the manufacturing of its OBG. The SentrX Agreement will enable the Company to pursue a different vendor with a larger capacity for manufacturing and an FDA-inspected facility for commercialization of a product for human use. Under the SentrX Agreement, the Company paid SentrX an upfront payment of $0.250 million recorded as intangible assets on the Consolidated Balance Sheets. SentrX is eligible to receive milestone payments totaling up to $4.750 million, upon and subject to the achievement of certain specified developmental and commercial milestones. These future milestone payments to SentrX will increase the carrying value of the intangible assets.

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

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. As a result of the 401(k) plan compliance review for the year ended December 31, 2020, the Company will contribute approximately $26,000 to eligible employees, which is accrued on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

As of March 31, 2021, the Company has accrued an additional estimate of $5,568 for contributions likely due as a result of the 401(k) plan compliance review for the year ended December 31, 2021. The Company made no matching contribution for each of the three months ended March 31, 2021 and 2020.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

12.	Acquisition

Panoptes Pharma Ges.m.b.H. Acquisition

Effective December 18, 2020, the Company acquired all of the capital stock of Panoptes Pharma Ges.m.b.H. (“Panoptes”), a privately held clinical stage biotech company focused on developing a novel proprietary small molecule for the treatment of severe eye diseases with a high unmet medical need, as well as for conditions outside the ocular space. With the Panoptes acquisition, Panoptes became a wholly owned subsidiary of EyeGate. The acquisition has been accounted for in accordance with FASB's Accounting Standards Codification ("ASC") 805, "Business Combinations", with the assets acquired and liabilities assumed recorded at fair value on the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill, which is not expected to be deductible for tax purposes.

Under the terms of the Panoptes acquisition agreement, in consideration for 100% of the outstanding equity interests in Panoptes, the Company paid cash in the amount of $0.445 million to certain founders and creditors, issued 884,222 shares of EyeGate common stock, and issued 45.893 shares (convertible into 13,000 shares of common stock) of EyeGate Series D Convertible Preferred Stock. An additional cash payment is due to a creditor in December 2021 and is recorded at a fair value of $0.212 million at the acquisition date.

Additionally, up to 1,500 shares of Series D Convertible Preferred Stock (convertible into 424,685 shares of common stock) will be issued after a period of 18 months from closing, subject to post-closing adjustments or indemnification obligations, and are recorded as contingent consideration and fair valued at $1.353 million at the acquisition date.

The Panoptes acquisition also includes two cash or stock earn-out provisions providing for an additional cash or stock payment of $4.750 million per milestone contingent upon (1) the enrollment and randomization of a first patient into the first FDA Phase III pivotal study of a Panoptes product and (2) the FDA approval of the first New Drug Application of a Panoptes product. The cash or stock earn-out payments were recorded as contingent consideration and fair valued at $2.067 million at the acquisition date.

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

The following table summarizes the preliminary purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed in the Panoptes acquisition at the date of acquisition. The purchase price allocation for Panoptes is preliminary pending completion of the fair value analysis of acquired assets and liabilities:

Panoptes
Current Assets	$410,863
In-Process R&D	5,624,100
Goodwill	1,958,711
Property, Plant and Equipment	2,042
Accounts Payable and Other Liabilities	(87,777)
Deferred Tax Liability	(351,507)
Contingent Consideration	(3,632,950)
Assumed Liabilities	(312,852)
Total Purchase Price	$3,610,630

(1)	Current Assets include cash, receivables, and prepaid expenses of $333,860, $73,368, and $3,635, respectively.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

12.	Acquisition (continued)

Net loss in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2021 includes net losses of Panoptes of $0.439 million. The Company’s intangible assets, which consist solely of in-process research and development, will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval, the Intangible assets are then accounted for as finite-lived intangible assets and amortized on a straight-line basis over its estimated useful life.

EyeGate recognized approximately $0.050 million of acquisition-related costs for the Panoptes acquisition that were expensed in the current period as a component of general and administrative expense.

Pro forma disclosure for Panoptes acquisition

The following table includes the pro forma results for Panoptes the three months ended March 31, 2020 of the combined companies as though the Panoptes Acquisition had been completed as of the beginning of the period presented.

Three Months Ended March 31, 2020 (unaudited)
Revenues	$110,819
Operating Expenses	2,132,051
Net Loss	$(2,003,053)

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 24 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2021. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Quarterly Report on Form 10-Q.

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company”. Jade Therapeutics, Inc., a wholly owned subsidiary of the Company, is referred to herein as “Jade” and Panoptes Pharma Ges.m.b.H., a wholly owned subsidiary of the Company, is referred to herein as “Panoptes.”

Business Overview

We are a clinical-stage pharmaceutical company developing and commercializing products for treating inflammatory and immune diseases with a focus on the eye and certain systemic diseases.

In the fourth quarter of 2020, we acquired Panoptes, transforming our pipeline with the addition of PP-001. PP-001, is a next-generation, non-steroidal, immuno-modulatory and small-molecule inhibitor of Dihydroorotate Dehydrogenase (“DHODH”) with what we believe to be best-in-class picomolar potency and a validated immune modulating mechanism designed to overcome the off-target side effects and safety issues associated with DHODH inhibitors. PP-001 has been developed in two clinical-stage ophthalmic formulations: an intravitreal injection for inflammatory diseases of the eye including posterior uveitis, and a novel nano carrier technology eye drop for ocular surface diseases such as conjunctivitis, dry eye disease and others. Other administration routes are also in development and IND enabling studies are underway for conditions outside the ocular space.

In addition, we are developing Ocular Bandage Gel (“OBG”), a modified form of the natural polymer hyaluronic acid, designed to protect the ocular surface to permit re-epithelialization of the cornea and improve ocular surface integrity. OBG, with unique properties that help hydrate and protect the ocular surface, is in clinical evaluation for patients undergoing PRK surgery for corneal wound repair after refractive surgery and patients with PE as a result of dry eye. A type-B meeting was held with the U.S. Food and Drug Administration’s (“FDA”) Center for Drug Evaluation and Research (“CDER”) division during the first quarter of 2021 to discuss eligibility of continuing OBG clinical studies as a drug. As a result, development of OBG has shifted from a medical device to a drug, which allows for reimbursement under Medicare Part D.

In May 2020, we were granted a loan (the “Loan”) from Silicon Valley Bank in the amount of approximately $0.278 million pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted in March 2020. The Loan could have been prepaid by us at any time prior to maturity with no prepayment penalties. Funds from the Loan were only permitted to be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020 (“Qualifying Expenses”). We used the entire Loan amount for Qualifying Expenses. Under the terms of the PPP, certain amounts of the Loan could be forgiven if they are used for Qualifying Expenses as described in the CARES Act. In April of 2021, we were notified by the Small Business Administration (“SBA”) that this loan was forgiven in full.

Throughout our history, we have not generated significant revenue. We have never been profitable, and from inception through March 31, 2021, our losses from operations have aggregated approximately $110.9 million. Our Net Loss was approximately $2.6 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our PP-001 and OBG product candidates, and any other product candidates we advance to clinical development. If we obtain regulatory approval for PP-001 and OBG, we expect to incur significant expenses to create an infrastructure to support the commercialization of PP-001 and OBG including sales, marketing and distribution functions.

The continued spread of the COVID-19 pandemic could adversely impact our clinical studies. In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, and business shutdowns. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which could negatively affect our ability to raise additional capital on attractive terms or at all. See “Item 1A. Risk Factors” beginning on page 24 of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 25, 2021. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the emergence of new variants, and the effectiveness of actions to contain and treat COVID-19. We cannot presently predict the scope and severity of any potential disruptions to our business, including to our ongoing and planned clinical studies. Any such shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned, which could have a material adverse impact on our business, results of operation, and financial condition. As of the date of this report, there have been no material adverse effects to our ongoing business operations from COVID-19.

If we obtain regulatory approval for PP-001 or OBG, we expect to incur significant expenses in order to create an infrastructure to support the commercialization of EyeGate OBG including sales, marketing and distribution functions.

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

Jade Therapeutics, Inc. was formed in Delaware on December 31, 2012. Panoptes Pharma Ges.m.b.H. was formed in Austria on July 2, 2013. Jade and Panoptes are wholly owned subsidiaries of EyeGate Pharmaceuticals, Inc.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The new standard was effective for us on January 1, 2020 and is required to be applied prospectively. We adopted ASU No. 2017-04 effective January 1, 2020 and the adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for smaller reporting companies in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the adoption of this standard to have a material effect on our Condensed Consolidated Financial Statements and related disclosures.

 Other Information

JOBS Act

Effective December 31, 2020, we are no longer considered an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012.

Results of Operations

Comparison of Three Months ended March 31, 2021 and 2020

The following table summarizes the results of our operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
Operating Expenses:
Research and Development	$1,280,242	$938,041	$342,201
General and Administrative	1,300,143	1,032,603	267,540
Total Operating Expenses	2,580,385	1,970,644	609,741
Other (Loss) Income, Net	(436)	18,444	(18,880)
Net Loss	$(2,580,821)	$(1,952,200)	$(628,621)

Research and Development Expenses. Research and Development Expenses were $1.280 million for the three months ended March 31, 2021, compared to $0.938 million for the three months ended March 31, 2020. The increase of $0.342 million was primarily due to increases in personnel related costs from the Panoptes acquisition, OBG manufacturing costs, and development costs for PP-001. These increases were partially offset by decreases in OBG clinical work, as well as the expiration of a prepaid agreement with a research vendor in 2020.

General and Administrative Expenses. General and Administrative Expenses were $1.300 million for the three months ended March 31, 2021, compared to $1.033 million for the three months ended March 31, 2020. The increase of $0.267 million was primarily due to increases in professional fees, including approximately $0.050 million of Panoptes acquisition costs, as well as corporate costs.

Other Income (Loss), Net. Other Loss, Net was $436 for the three months ended March 31, 2021, compared to Other Income, Net of $0.018 million for the three months ended March 31, 2020 mainly due to less interest income earned on our cash balances.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from several registered offerings and private placements of our securities, payments from license agreements, and U.S. and foreign government grants. From inception through May 12, 2021, we have raised a total of approximately $108.9 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $14.9 million in payments received under our license agreements and government grants and $0.278 million received pursuant to the Loan under the PPP.

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

At March 31, 2021, we had unrestricted cash and cash equivalents totaling $6.610 million.

The following table sets forth the primary uses of cash for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net Cash Used in Operating Activities	$(2,570,051)	$(2,400,322)
Net Cash Used in Investing Activities	$(58,119)	$-
Net Cash Provided by Financing Activities	$8,038,862	$4,501,313

Comparison of Three Months Ended March 31, 2021 and 2020

Operating Activities. Net cash used in operating activities was $2.570 million for the three months ended March 31, 2021, compared to $2.400 million for the three months ended March 31, 2020. During the first three months of 2021, we recorded a net loss of $2.581 million and a decrease in accrued expenses of $0.404 million, which was partially offset by stock-based compensation expense of $0.217 million and a decrease in prepaid expenses of $0.216 million. During the first three months of 2020, we recorded a net loss of $1.952 million and decreases in accounts payable and accrued expenses of $0.682 million and prepaid expenses and other current assets of $0.067 million, which was partially offset by the expiration of a prepaid agreement of $0.160 million and stock-based compensation expense of $0.146 million.

Investing Activities. Net cash used in investing activities was $0.058 million for the three months ended March 31, 2021, which was due to purchases of property and equipment related to our lab space.

Financing Activities. Net cash provided by financing activities was $8.039 million for the three months ended March 31, 2021, compared to $4.501 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, we received net proceeds of $7.989 million from the completion of a private placement. During the three months ended March 31, 2020, we received net proceeds of $4.501 million from the completion of a registered direct offering.

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

Based on our cash on hand at March 31, 2021, we believe we will have sufficient cash to fund planned operations through August 31, 2021. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we successfully completed our IPO and several subsequent registered offerings and private placements of our securities, additional capital may not be available on terms favorable to us, if at all. On May 13, 2019, the SEC declared effective our registration statement on Form S-3, registering a total of $50,000,000 of our securities for sale to the public from time to time in what is known as a “shelf offering”. We do not know if our future offerings, including offerings pursuant to our shelf registration statement, will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of March 31, 2021.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our Acting Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Acting Chief Executive Officer and our Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Accounting and Reporting

Our management, with the participation of the Acting Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended March 31, 2021. Management concluded that no changes to our internal control over financial accounting and reporting occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

While we are not currently a party to any legal proceedings as of March 31, 2021, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Date: May 12, 2021	By:	/s/ Franz Obermayr
Acting Chief Executive Officer
(Principal executive officer)

Date: May 12, 2021	By:	/s/ Sarah Romano
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit
4.1 (1)	Form of Common Stock Purchase Warrant, dated January 6, 2021.

10.1 (1)	Securities Purchase Agreement by and between EyeGate Pharmaceuticals, Inc. and Armistice Capital Master Fund, Ltd., dated as of January 5, 2021.

10.2 (1)	Registration Rights Agreement by and between EyeGate Pharmaceuticals, Inc. and Armistice Capital Master Fund, Ltd., dated as of January 5, 2021.

10.3 (2)	First Amendment to Managing Director Service Agreement by and between Panoptes Pharma Ges.m.b.H. and Dr. Franz Obermayr, dated as of January 29, 2021.

10.4 (2)	Fourth Amended and Restated Employment Agreement by and between EyeGate Pharmaceuticals, Inc. and Stephen From, dated as of January 29, 2021

31.1**	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 6, 2021) and incorporated by reference thereto.
2.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed February 1, 2021) and incorporated by reference thereto.
#	Management contract or compensatory plan or arrangement.
**	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act.