Form 10-Q
period 2021-06-30
EYEGATE PHARMACEUTICALS INC
filed 2021-08-12
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ⌧   Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit).   ⌧    Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	⌧	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐   Yes     ⌧   No

At August 11, 2021, there were 12,619,256 shares of the registrant’s common stock outstanding.

EYEGATE PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2021

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;
●	the ability to obtain and maintain regulatory approval of our product candidates, and the labeling for any approved products;
●	the scope, progress, expansion, and costs of developing and commercializing our product candidates;
●	the size and growth of the potential markets for our product candidates and the ability to serve those markets;
●	our expectations regarding our expenses and revenue, the sufficiency of our cash resources and needs for additional financing;
●	the rate and degree of market acceptance of any of our product candidates;
●	our expectations regarding competition;
●	our anticipated growth strategies;
●	our ability to attract or retain key personnel;
●	our ability to establish and maintain development partnerships;
●	our expectations regarding federal, state and foreign regulatory requirements;
●	regulatory developments in the U.S. and foreign countries;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	the anticipated trends and challenges in our business and the market in which we operate; and
●	the impact of the evolving COVID-19 pandemic and the global response thereto.

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

EyeGate Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021
	(unaudited)	December 31, 2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,663,224	$1,185,677
Prepaid Expenses and Other Current Assets	440,783	449,569
Other Receivables	311,166	90,975
Total Current Assets	4,415,173	1,726,221
Property and Equipment, Net	83,682	30,566
Restricted Cash	45,000	45,000
Goodwill	3,484,607	3,484,607
Intangible Assets and In-Process R&D, Net	9,717,664	9,730,164
Operating Lease Assets with Right-of-Use	308,013	83,928
Other Assets	45,921	57,073
Total Assets	$18,100,060	$15,157,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$292,319	$434,763
Accrued Expenses	974,065	1,289,261
Operating Lease Liabilities	170,056	48,303
Total Current Liabilities	1,436,440	1,772,327
Non-Current Liabilities:
Contingent Consideration	5,342,950	5,342,950
Deferred Tax Liability	728,926	728,926
Paycheck Protection Program Loan	—	278,190
Non-Current Operating Lease Liabilities	137,957	35,625
Total Non-Current Liabilities	6,209,833	6,385,691
Total Liabilities	7,646,273	8,158,018
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding at June 30, 2021 and December 31, 2020; 10,000 designated Series B, 0 shares issued and outstanding at June 30, 2021 and December 31, 2020; 10,000 shares designated Series C, 4,092 shares issued and outstanding at June 30, 2021 and December 31, 2020; 20,000 shares designated Series D, 46 shares issued and outstanding at June 30, 2021 and December 31, 2020	41	41
Common Stock, $0.01 Par Value: 50,000,000 shares authorized; 7,097,912 and 5,556,394 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	70,979	55,564
Additional Paid-In Capital	123,786,856	115,283,572
Accumulated Deficit	(113,388,953)	(108,338,834)
Accumulated Other Comprehensive Loss	(15,136)	(802)
Total Stockholders’ Equity	10,453,787	6,999,541
Total Liabilities and Stockholders’ Equity	$18,100,060	$15,157,559

See Accompanying Notes to Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating Expenses:
Research and Development	$1,439,922	$631,114	$2,720,164	$1,569,155
General and Administrative	1,305,865	1,090,327	2,606,008	2,122,930
Total Operating Expenses	2,745,787	1,721,441	5,326,172	3,692,085
Operating Loss Before Other Expense	(2,745,787)	(1,721,441)	(5,326,172)	(3,692,085)
Other Income, Net:
Gain on Forgiveness of Loan	278,190	—	278,190	—
Interest Income	332	4,340	582	22,784
Interest Expense	(2,033)	—	(2,719)	—
Total Other Income, Net	276,489	4,340	276,053	22,784
Net Loss	$(2,469,298)	$(1,717,101)	$(5,050,119)	$(3,669,301)
Net Loss per Common Share - Basic and Diluted	$(0.35)	$(0.38)	$(0.72)	$(0.81)
Weighted Average Shares Outstanding- Basic and Diluted	7,062,750	4,539,659	7,005,902	4,530,234
Net Loss	$(2,469,298)	$(1,717,101)	$(5,050,119)	$(3,669,301)
Other Comprehensive Loss:
Foreign Currency Translation Adjustments	(24,807)	(22)	(14,334)	166
Comprehensive Loss	$(2,494,105)	$(1,717,123)	$(5,064,453)	$(3,669,135)

See Accompanying Notes to Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2021 and 2020 (unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2021	4,138	$41	7,097,912	$70,979	$123,523,964	$9,671	$(110,919,655)	$12,685,000

Stock-Based Compensation					262,892			262,892

Foreign Currency Translation Adjustment						(24,807)		(24,807)

Net Loss							(2,469,298)	(2,469,298)

Balance at June 30, 2021	4,138	$41	7,097,912	$70,979	$123,786,856	$(15,136)	$(113,388,953)	$10,453,787

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at March 31, 2020	4,092	$41	4,626,755	$46,268	$111,330,808	$139,653	$(102,199,094)	$9,317,676

Stock-Based Compensation					197,051			197,051

Foreign Currency Translation Adjustment						(22)		(22)

Net Loss							(1,717,101)	(1,717,101)

Balance at June 30, 2020	4,092	$41	4,626,755	$46,268	$111,527,859	$139,631	$(103,916,195)	$7,797,604

See Accompanying Notes to Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2021 and 2020

(unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	4,138	$41	5,556,394	$55,564	$115,283,572	$(802)	$(108,338,834)	$6,999,541

Stock-Based Compensation					479,837			479,837

Issuance of Common Stock from Warrants, Net			10,417	104	49,897			50,001

Issuance of Common Stock from Private Placement, Net of Offering Costs of $11,142			1,531,101	15,311	7,973,550			7,988,861

Foreign Currency Translation Adjustment						(14,334)		(14,334)

Net Loss							(5,050,119)	(5,050,119)

Balance at June 30, 2021	4,138	$41	7,097,912	$70,979	$123,786,856	$(15,136)	$(113,388,953)	$10,453,787

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	4,092	$41	4,077,775	$40,778	$106,689,065	$139,465	$(100,246,894)	$6,622,455

Stock-Based Compensation					342,971			342,971

Issuance of Common Stock in Offerings, Net of Offering Costs of $498,687			500,000	5,000	4,496,313			4,501,313

Issuance of Common Stock from Restricted Stock Award Grants			49,000	490	(490)

Foreign Currency Translation Adjustment						166		166

Net Loss							(3,669,301)	(3,669,301)

Balance at June 30, 2020	4,092	$41	4,626,755	$46,268	$111,527,859	$139,631	$(103,916,195)	$7,797,604

See Accompanying Notes to Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net Loss	$(5,050,119)	$(3,669,301)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization of Intangible Assets	23,203	15,705
Reduction of Right-of-Use Assets	86,387	83,926
Stock-Based Compensation	479,837	342,971
Expiration of Prepaid Agreement	—	159,848
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	8,786	(105,436)
Refundable Tax Credit Receivable	(222,645)	3,342
Other Assets	11,153	3,061
Accounts Payable	(142,444)	(115,995)
Lease Liabilities	(86,387)	(83,926)
Accrued Expenses	(315,196)	(501,610)
Net Cash Used in Operating Activities	(5,207,425)	(3,867,415)
Investing Activities:
Purchases of Property, Plant and Equipment	(63,865)	—
Net Cash Used in Investing Activities	(63,865)	—
Financing Activities:
Proceeds from Stock Offerings, Net of Offering Costs	7,988,861	4,501,313
Paycheck Protection Program Loan Proceeds	—	278,190
Paycheck Protection Program Loan Forgiveness	(278,190)	—
Exercise of Warrants	50,001	—
Net Cash Provided by Financing Activities	7,760,672	4,779,503
Effect of Exchange Rate Changes on Cash	(11,835)	161
Net Increase in Cash	2,477,547	912,249
Cash, Including Restricted Cash, Beginning of Period	1,230,677	3,821,712
Cash, Including Restricted Cash, End of Period	$3,708,224	$4,733,961
Supplemental Disclosures of Noncash Operating and Financing Activities
Creation of Right-of-Use Assets and Related Lease Liabilities	$313,312	$102,579
Grant of Restricted Stock Awards	$—	$490

See Accompanying Notes to Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

As of June 30, 2021, there were 7,097,912 shares of Common Stock outstanding, no shares of Series A Preferred Stock outstanding, no shares of Series B Preferred Stock outstanding, 4,092 shares of Series C Preferred Stock outstanding, and 46 shares of Series D Preferred Stock outstanding.

Since its inception, EyeGate has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that EyeGate will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2021, EyeGate had unrestricted Cash and Cash Equivalents of $3.663 million, and an Accumulated Deficit of $113.389 million. EyeGate has incurred losses and negative cash flows since inception, and future losses are anticipated. Based on its cash on hand at June 30, 2021 and the approximately $9.7 million in net proceeds received from a registered direct offering that closed on August 11, 2021, the Company anticipates having sufficient cash to fund planned operations into the second half of 2022, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. To continue development, EyeGate will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although historically the Company has been successful at raising capital, most recently raising net proceeds of approximately $8.0 million in a private placement that closed on January 6, 2021, additional capital may not be available on terms favorable to EyeGate, if at all. On May 13, 2019, the SEC declared effective EyeGate’s registration statement on Form S-3, registering a total of $50,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings, including offerings pursuant to its shelf registration statement, will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, EyeGate Pharma S.A.S. (through its dissolution on December 30, 2020), Jade Therapeutics, Inc. (“Jade”) and Panoptes Pharma Ges.m.b.H. (“Panoptes”) (effective December 18, 2020 when the Company acquired all of the capital stock of Panoptes), collectively referred to as “the Company”.  All inter-company balances and transactions have been eliminated in consolidation. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and disclosures normally included in Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or eliminated. Accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual financial statements of the Company as of and for the year ended December 31, 2020. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Unaudited Interim Financial Information

The accompanying interim financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. The year-end balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for an interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

2. Summary of Significant Accounting Policies - (continued)

In-process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At June 30, 2021 and December 31, 2020, there is $9.536 million of in-process R&D, as part of intangible assets and in-process R&D on the Condensed Consolidated Balance Sheets.

Intangible Assets

The Company records intangible assets acquired in asset acquisitions of proprietary technology. The Company capitalizes intangible assets, amortizes them over the estimated useful life, and periodically evaluates the assets for impairment. At June 30, 2021 and December 31, 2020, there is $0.181 million and $0.194 million, respectively, of net intangible assets, as part of intangible assets and in-process R&D, net on the Condensed Consolidated Balance Sheets.

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

Related Party Transactions

For the six months ended June 30, 2021, the Company has entered into certain related-party transactions, making payments for services to one vendor and four consultants, all of whom also are stockholders of the Company. These transactions generally are ones that involve a stockholder or option holder of the Company to whom the Company also makes payments during the year, typically as a consultant or a service provider. Additionally, on January 6, 2021, the Company completed a private placement of 1,531,101 shares of Common Stock and warrants to purchase up to 1,531,101 shares of Common Stock to an affiliate of Armistice Capital, LLC, with a combined purchase price per share and warrant of $5.225. Steven J. Boyd and Keith Maher, each of whom were members of the Company’s board of directors as of June 30, 2021 and through August 3, 2021, are affiliates of Armistice Capital, LLC, and Mr. Boyd holds voting and investment power over such entity. The total net proceeds from the private placement were approximately $8.0 million. Except for the private placement described above, the transactions with related parties during the six months ended June 30, 2021 are not material to the accompanying Condensed Consolidated Financial Statements. See Note 13 for subsequent events.

For the six months ended June 30, 2020, the Company has entered into certain related-party transactions, making payments for services to two vendors, seven consultants, and one University, all of whom were also stockholders of the Company. The amounts recorded or paid during the six months ended June 30, 2020 are not material to the accompanying Condensed Consolidated Financial Statements.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

2. Summary of Significant Accounting Policies - (continued)

Net Loss per Share – Basic and Diluted

Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period, which for basic net loss per share, does not include the weighted-average unvested restricted common stock that has been issued but is subject to forfeiture of 35,162 and 47,873 shares for the three and six months ended June 30, 2021, respectively, and 87,096 and 79,180 shares for the three and six months ended June 30, 2020.

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

	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)
Common Stock Warrants	4,247,384	2,862,314
Employee Stock Options	377,361	246,893
Preferred Stock	865,500	852,500
Total Shares of Common Stock Issuable	5,490,245	3,961,707

Fair Value of Financial Instruments

As of June 30, 2021 and December 31, 2020, the fair value of the Company’s contingent consideration was $5.343 million. During the year ended December 31, 2020, the Company recorded earn-out payments of $9.500 million at their estimated fair value of $3.633 million as a result of the Panoptes acquisition. During the year ended December 31, 2016, the Company recorded earn-out payments of $2.164 million as a result of the Jade acquisition in connection with three products in development, contingent upon FDA marketing approval, at an estimated fair value of $1.210 million. During the year ended December 31, 2019, taking into consideration discount factors and the probability of FDA approval of the OBG product, the Company recorded an increase of $500,000 to the present value of contingent consideration related to the Jade acquisition.The Company evaluates the fair value of these earn-out payments on a quarterly basis and there were no changes recorded during the quarter ended June 30, 2021.

At June 30, 2021 and December 31, 2020, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

During the three- and six- month periods ending June 30, 2021 and 2020, the Company did not recognize any revenue.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

3. Property and Equipment

Property and equipment at June 30, 2021 and December 31, 2020 consists of the following:

	Estimated Useful Life	June 30, 2021
	(Years)	(unaudited)	December 31, 2020
Laboratory Equipment	3	$88,399	$82,653
Office Equipment	3	3,785	3,888
Office Furniture	5	72,549	14,430
Leasehold Improvements	2	22,569	22,569
Total Property and Equipment, Gross		187,302	123,540
Less Accumulated Depreciation		103,620	92,974
Total Property and Equipment, Net		$83,682	$30,566

Depreciation expense was $6,354 and $2,388 for the three months ended June 30, 2021 and 2020, respectively, and $10,703 and $3,205 for the six months ended June 30, 2021 and 2020, respectively.

4. Accrued Expenses

Accrued expenses at June 30, 2021 and December 31, 2020 consist of the following:

	June 30, 2021
	(unaudited)	December 31, 2020
Payroll and Benefits	$637,093	$629,465
Professional Fees	216,108	328,420
Clinical Trials	119,865	203,646
Consulting	999	125,913
Interest	—	1,817
Total Accrued Expenses	$974,065	$1,289,261

5. Debt

In May 2020, the Company received loan funds (the "Loan") from the Paycheck Protection Program ("PPP") of $0.278 million. In April of 2021, the Company was notified by the Small Business Administration (“SBA”) that this Loan was forgiven in full.

The Company has no additional indebtedness at June 30, 2021 and December 31, 2020.

6. Intangible Assets and In-Process R&D

Intangible assets at June 30, 2021 consist of the rights to trade-secrets and know-how related to the manufacturing of the EyeGate Ocular Bandage Gel (“OBG”). During the third quarter of 2018, the Company entered into an intellectual property license agreement with SentrX Animal Care, Inc. (“SentrX”) with respect to certain rights relating to the manufacturing of the EyeGate OBG product. The intangible assets were recorded at $0.250 million, representing the upfront payment paid to SentrX. Additionally, SentrX is eligible to receive milestone payments totaling up to $4.750 million, upon and subject to the achievement of certain specified development and commercial milestones. These future milestone payments to SentrX will increase the carrying value of the intangible assets. The Company’s intangible assets are amortized on a straight-line basis over the estimated useful lives. Additionally, in-process R&D at June 30, 2021 and December 31, 2020 consists of projects acquired from the acquisitions of Jade and Panoptes that have not reached technological feasibility and which have no alternative future use. Once the R&D process is complete, the Company will amortize the R&D asset over its remaining useful life. The Company periodically evaluates these assets for impairment.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

6. Intangible Assets and In-Process R&D – (continued)

Intangible assets and in-process R&D at June 30, 2021 and December 31, 2020 consists of the following:

	Estimated Useful	June 30, 2021	December 31,
	Life (Years)	(unaudited)	2020
Trade Secrets	10	$250,000	$250,000
Less: Accumulated Amortization		(68,750)	(56,250)
Intangible Assets, Net		181,250	193,750
In-Process R&D		9,536,414	9,536,414
Total Intangible Assets and In-Process R&D, Net		$9,717,664	$9,730,164

Amortization expense on intangible assets was $6,250 for the three months ended June 30, 2021 and 2020 and $12,500 for the six months ended June 30, 2021 and 2020.

7. Capital Stock

On January 3, 2020, the Company completed a registered direct offering with institutional investors for 500,000 shares of Common Stock with a purchase price of $10.00 per share. The total net proceeds to the Company , after deducting the placement agent fees and offering expenses, were approximately $4.5 million.

On June 25, 2020, following the Company's 2020 Annual Meeting of Stockholders, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation that decreased the number of authorized shares of the Company's common stock from 120,000,000 to 50,000,000.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

8. Warrants

The following is a summary of warrant activity for the six months ended June 30, 2021 and 2020:

		Weighted Average	Weighted Average
	Number of	Exercise	Remaining
	Warrants	Price	Term in Years
Outstanding at December 31, 2020	2,726,700	$8.41	2.45
Issued	1,531,101	5.23	4.52
Exercised	(10,417)	4.80	1.80
Outstanding at June 30, 2021	4,247,384	$7.27	2.88

Outstanding at December 31, 2019	2,875,006	$14.14	3.37
Issued	25,000	12.50	4.52
Expired	(37,692)	91.36	—
Outstanding at June 30, 2020	2,862,314	$13.10	2.86

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

The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”) and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. As of June 30, 2021, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP was 806,005 and 11,371 shares, respectively.

In January 2021, the number of shares of common stock issuable under the 2014 Plan automatically increased by 23,333 shares pursuant to the terms of the 2014 Plan. Additionally, in June 2021, the number of shares of common stock issuable under the 2014 Plan was increased by 200,000 shares, as approved by the Company’s Stockholders. These additional shares are included in the total of 806,005 shares issuable under the 2014 Plan.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

9. Equity Incentive Plan - (continued)

The following is a summary of stock option activity for the six months ended June 30, 2021 and 2020:

			Weighted-Average
	Number of	Weighted- Average	Contractual Life
	Options	Exercise Price	(In Years)
Outstanding at December 31, 2020	246,893	$20.90	7.20
Granted	150,365	6.19
Expired	(7,599)	10.82
Forfeited	(12,298)	6.51
Outstanding at June 30, 2021	377,361	$15.71	7.82
Exercisable at June 30, 2021	198,822	$24.25	6.46
Vested and Expected to Vest at June 30, 2021	377,361	$15.71	7.82

Outstanding at December 31, 2019	174,175	$27.42	6.22
Granted	93,165	6.31
Expired	(17,114)	10.59
Forfeited	(3,333)	7.20
Outstanding at June 30, 2020	246,893	$20.90	7.71
Exercisable at June 30, 2020	134,574	$32.90	6.25
Vested and Expected to Vest at June 30, 2020	246,893	$20.90	7.71

During the six months ended June 30, 2021 and 2020, the Board approved the grant of options to purchase 150,365 and 93,165 shares of Common Stock, respectively. All option grants were pursuant to the 2014 Plan. In general, options granted under the 2014 Plan vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

For the six months ended June 30, 2021 and 2020, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2021		2020
Risk-Free Interest Rate	1.82%		1.82%
Expected Life	5.00	years	5.00	years
Expected Volatility	141%		153%
Expected Dividend Yield	0%		0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the six months ended June 30, 2021 and 2020 was $6.12 and $6.26, respectively.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

9. Equity Incentive Plan - (continued)

The following is a summary of restricted stock activity for the six months ended June 30, 2021 and 2020:

			Weighted- Average
	Number of	Weighted- Average	Remaining
	Shares	Grant Date Fair Value	Recognition Period
Non-vested Outstanding at December 31, 2020	67,420	$7.10	1.66
Vested	(37,041)	7.39
Forfeited	(2,051)	6.86
Non-vested Outstanding at June 30, 2021	28,328	$6.73	1.59
Non-vested Outstanding at December 31, 2019	50,187	$8.64	1.49
Awarded	49,000	6.55
Vested	(16,022)	8.82
Non-vested Outstanding at June 30, 2020	83,165	$7.37	1.94

During the six months ended June 30, 2021, 2,051 shares of restricted stock, which had not vested, were forfeited and returned to the Company. During the six months ended June 30, 2021 and 2020, the Board approved the grant of 0 and 49,000  restricted shares of Common Stock, respectively. All grants of restricted shares were pursuant to the 2014 Plan. These vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

The total stock-based compensation expense for employees and non-employees is included in the accompanying Condensed Consolidated Statements of Operations and as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and Development	$69,219	$53,669	$140,805	$99,322
General and Administrative	193,673	143,382	339,032	243,649
Total Stock-Based Compensation Expense	$262,892	$197,051	$479,837	$342,971

The fair value of options granted for the six months ended June 30, 2021 and 2020 was $0.909 million and $0.580 million, respectively. As of June 30, 2021 and 2020, there was $1.117 million and $1.161 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted-average period of 2.26 and 2.28 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2021 and 2020 was $0.

At June 30, 2021, there were 264,337 shares available for grant under the 2014 Plan and 7,806 shares available under the Company’s ESPP.

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

10. Commitments and Contingencies - (continued)

Additional right-of-use assets and lease liabilities were recorded upon the new lease agreements or extensions that were effective as of June 30, 2021.

Operating lease assets and liabilities are recognized at the lease commencement date at the present value of lease payments to be paid. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments. To determine the present value of lease payments to be paid, the Company estimated incremental secured borrowing rates corresponding to the maturities of the leases. The Company estimated a rate of  10% based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. The Company recognizes expense for its leases on a straight-line basis over the lease term. Operating lease expense, consisting of the reduction of the right-of-use asset and the imputed interest on the lease liability, totaled $55,188 and $106,040 for the three and six months ended June 30, 2021, respectively, and $43,195 and $86,390 and for the three and six months ended June 30, 2020, respectively.

Maturities of lease liabilities were as follows as of June 30, 2021:

Operating Leases
2021	$110,377
2022	134,315
2023	95,899
Less: Imputed Interest	(32,578)
Lease Liabilities	$308,013

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

On September 12, 2013, Jade entered into an agreement with Lineage Cell Therapeutics, Inc. (“Lineage”), formerly known as BioTime, Inc., granting to it the exclusive worldwide right to commercialize cross-linked thiolated carboxymethyl hyaluronic acid (“modified HA”) for ophthalmic treatments in humans.  The agreement provides for a license issue fee paid to Lineage of $50,000 and requires the Company (through its Jade subsidiary) to pay an annual fee of $30,000 and royalties to Lineage based on revenue relating to any product incorporating the modified HA technology. The agreement expires when patent protection for the modified HA technology lapses, which is expected to occur in the U.S. in 2028.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

11. Employee Benefit Plans

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. As a result of the 401(k) plan compliance review for the year ended December 31, 2020, the Company will contribute approximately $26,000 to eligible employees, which is accrued on the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.

As of June 30, 2021, the Company has accrued an additional estimate of $11,136 for contributions likely due as a result of the 401(k) plan compliance review for the year ended December 31, 2021. The Company made no matching contribution for each of the six months ended June 30, 2021 and 2020.

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

EYEGATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

12. Acquisition (continued)

Net loss in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2021 includes net losses of Panoptes of $1.473 million. The Company’s intangible assets, which consist solely of in-process research and development, will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval, the intangible assets are then accounted for as finite-lived intangible assets and amortized on a straight-line basis over its estimated useful life.

EyeGate recognized approximately $0.050 million of acquisition-related costs for the Panoptes acquisition that were expensed in the first quarter of 2021 as a component of general and administrative expense.

Pro forma disclosure for Panoptes acquisition

The following tables includes the pro forma results for Panoptes the three- and six- month periods ending June 30, 2020 of the combined companies as though the Panoptes Acquisition had been completed as of the beginning of the period presented.

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
	(unaudited)	(unaudited)
Revenues	$1,722	$112,541
Operating Expenses	2,004,966	4,137,017
Net Loss	$(2,003,685)	$(4,006,738)

The pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect the Company’s future results of operations or what the results of operations would have been had the Company owned and operated Panoptes as of the beginning of the period presented.

13. Subsequent Events

On July 23, 2021, the Company’s Board of Directors appointed Brian M. Strem, Ph.D. as President and Chief Executive Officer of the Company, effective as of July 26, 2021. In connection with the appointment of Dr. Strem, Franz Obermayr, Ph.D., who served as the Company’s Acting Chief Executive Officer since February 2021, resumed his prior role with the Company as its EVP Clinical Development.

On July 22, 2021, the Company entered into a non-binding term sheet (the “Term Sheet”) with Bayon. Dr. Strem is a founder of Bayon and owns approximately 28% of its equity interests. Pursuant to the Term Sheet, the Company and Bayon intend to negotiate and enter into a definitive agreement pursuant to which the Company would acquire Bayon in connection for closing consideration of 50,000 shares of the Company’s common stock, and potential earnout consideration of up to approximately $7.1 million or, at the Company’s discretion, up to approximately 2.2 million shares of the Company’s common stock or common stock equivalents, based on the achievement of successive milestones based on clinical trial data and regulatory approval of Bayon products. To the extent the Bayon acquisition is consummated, Dr. Strem will receive a portion of the consideration equal to his percentage ownership in Bayon. There can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated at all or on the terms described above.

On August 11, 2021, the Company completed a registered direct offering priced at-the-market under Nasdaq Rules for 4,668,844 shares of Common Stock with a purchase price of $2.3025 per share. The Company also completed a concurrent private placement of unregistered warrants to purchase up to an aggregate of 2,334,422 shares of Common Stock at an exercise price of $2.24 per share that are exercisable immediately upon issuance and will expire five and one-half years following the date of issuance. The total net proceeds to the Company from the offering were approximately $9.7 million.

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

In May 2020, we were granted a loan (the “Loan”) from Silicon Valley Bank in the amount of $0.278 million pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted in March 2020. The Loan could have been prepaid by us at any time prior to maturity with no prepayment penalties. Funds from the Loan were only permitted to be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020 (“Qualifying Expenses”). We used the entire Loan amount for Qualifying Expenses. Under the terms of the PPP, certain amounts of the Loan could be forgiven if they are used for Qualifying Expenses as described in the CARES Act. In April of 2021, we were notified by the Small Business Administration (“SBA”) that this Loan was forgiven in full.

Throughout our history, we have not generated significant revenue. We have never been profitable and from inception through June 30, 2021, our losses from operations have aggregated $113.389 million. Our Net Loss was $5.050 million and $3.669 million for the six months ended June 30, 2021 and 2020, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our PP-001 and OBG product candidates, and any other product candidates we advance to clinical development. If we obtain regulatory approval for PP-001 and OBG, we expect to incur significant expenses to create an infrastructure to support the commercialization of PP-001 and OBG including sales, marketing, and distribution functions.

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

Financial Overview

Revenues

To date, we have recognized collaboration revenue from U.S. and foreign government grants made to Jade and Panoptes, as well as from license agreements as performance obligations toward milestones were met. See Note 2 to our financial statements, “Summary of Significant Accounting Policies”. We expect to continue to incur significant operating losses as we fund research and clinical trial activities relating to our therapeutic assets, consisting of our DHODH and modified HA-based products, or any other product candidate that we may develop. There can be no guarantee that the losses incurred to fund these activities will succeed in generating revenue.

Research and Development Expenses

We expense all research and development expenses as they are incurred. Research and development expenses primarily include:

●	non-clinical development, preclinical research, and clinical trial and regulatory-related costs;
●	expenses incurred under agreements with sites and consultants that conduct our clinical trials;
●	expenses related to generating, filing, and maintaining intellectual property; and

●	employee-related expenses, including salaries, bonuses, benefits, travel, and stock-based compensation expense.

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

We may never succeed in achieving marketing approval for our product candidate.

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

●	per patient trial costs;
●	the number of sites included in the trials;
●	the countries in which the trials are conducted;
●	the length of time required to enroll eligible patients;
●	the number of patients that participate in the trials;
●	the number of doses that patients receive;
●	the cost of comparative agents used in trials;
●	the drop-out or discontinuation rates of patients;
●	potential additional safety monitoring or other studies requested by regulatory agencies;
●	the duration of patient follow-up; and
●	the efficacy and safety profile of the product candidate.

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

Accrued Research and Development Expenses

As part of the process of preparing financial statements, we are required to estimate and accrue research and development expenses. This process involves the following:

●	communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost;
●	estimating and accruing expenses in our financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and
●	periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

●	fees paid to contract research organizations and investigative sites in connection with clinical studies;
●	fees paid to contract manufacturing organizations in connection with non-clinical development, preclinical research, and the production of clinical study materials; and
●	professional service fees for consulting and related services.

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

Results of Operations

Comparison of Three Months ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
Operating Expenses:
Research and Development	$1,439,922	$631,114	$808,808
General and Administrative	1,305,865	1,090,327	215,538
Total Operating Expenses	2,745,787	1,721,441	1,024,346
Other Income, Net	276,489	4,340	272,149
Net Loss	$(2,469,298)	$(1,717,101)	$(752,197)

Research and Development Expenses. Research and Development Expenses were $1.440 million for the three months ended June 30, 2021, compared to $0.631 million for the three months ended June 30, 2020. The increase of $0.809 million was primarily due to personnel related costs from the Panoptes acquisition, as well as development costs for PP-001. These increases were partially offset by decreases in costs related to OBG.

General and Administrative Expenses. General and Administrative Expenses were $1.306 million for the three months ended June 30, 2021, compared to $1.090 million for the three months ended June 30, 2020. The increase of $0.216 million was primarily due to increases in professional fees and personnel related costs.

Other Income, Net. Other Income, Net was $0.276 million for the three months ended June 30, 2021, compared to $0.004 million for the three months ended June 30, 2020 due to recording a gain as a result of the full forgiveness of the Loan under the PPP in the second quarter of 2021.

Comparison of Six Months ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
Operating Expenses:
Research and Development	$2,720,164	$1,569,155	$1,151,009
General and Administrative	2,606,008	2,122,930	483,078
Total Operating Expenses	5,326,172	3,692,085	1,634,087
Other Income, Net	276,053	22,784	253,269
Net Loss	$(5,050,119)	$(3,669,301)	$(1,380,818)

Research and Development Expenses. Research and Development Expenses were $2.720 million for the six months ended June 30, 2021, compared to $1.569 million for the six months ended June 30, 2020. The increase of $1.151 million was primarily due to personnel related costs from the Panoptes acquisition, as well as development costs for PP-001. These increases were partially offset by a decrease related to the expiration of a prepaid agreement with a research vendor in the first quarter of 2020.

General and Administrative Expenses. General and Administrative Expenses were $2.606 million for the six months ended June 30, 2021, compared to $2.123 million for the six months ended June 30, 2020. The increase of $0.483 million was primarily due to increases in professional fees and personnel related costs.

Other Income, Net. Other Income, Net was $0.276 million for the six months ended June 30, 2021, compared to $0.023 million for the six months ended June 30, 2020 mainly due to recording a gain as a result of the full forgiveness of the Loan under the PPP in the second quarter of 2021.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from several registered offerings and private placements of our securities, payments from license agreements, and U.S. and foreign government grants. From inception through August 12, 2021, we have raised a total of approximately $118.6 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $14.9 million in payments received under our license agreements and government grants and $0.278 million received pursuant to the Loan under the PPP, which was fully forgiven in April of 2021.

On January 3, 2020, we completed a registered direct offering for 500,000 shares of Common Stock with a purchase price of $10.00 per share. Our total net proceeds from the offering were approximately $4.5 million.

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

On August 11, 2021, we completed a registered direct offering priced at-the-market under Nasdaq Rules for 4,668,844 shares of Common Stock with a purchase price of $2.3025 per share. We also completed a concurrent private placement of unregistered warrants to purchase up to an aggregate of 2,334,422 shares of Common Stock at an exercise price of $2.24 per share that are exercisable immediately upon issuance and will expire five and one-half years following the date of issuance. The total net proceeds to us from the offering were approximately $9.7 million.

At June 30, 2021, we had unrestricted cash and cash equivalents totaling $3.663 million.

The following table sets forth the primary uses of cash for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Net Cash Used in Operating Activities	$(5,207,425)	$(3,867,415)
Net Cash Used in Investing Activities	$(63,865)	$—
Net Cash Provided by Financing Activities	$7,760,672	$4,779,503

Comparison of Six Months Ended June 30, 2021 and 2020

Operating Activities. Net cash used in operating activities was $5.207 million for the six months ended June 30, 2021, compared to $3.867 million for the six months ended June 30, 2020. During the first six months of 2021, we recorded a net loss of $5.050 million, decreases in accounts payable and accrued expenses of $0.458 million, and an increase in tax credits receivable of $0.223 million, which was partially offset by stock-based compensation expense of $0.480 million. During the first six months of 2020, we recorded a net loss of $3.669 million, decreases in accounts payable and accrued expenses of $0.618 million, and a decrease in prepaid expenses and other current assets of $0.105 million. These decreases were partially offset by the expiration of a prepaid agreement of $0.160 million and stock-based compensation expense of $0.343 million.

Investing Activities. Net cash used in investing activities was $0.064 million for the six months ended June 30, 2021 as a result of the purchases of property and equipment related to our lab space.

Financing Activities. Net cash provided by financing activities was $7.761 million for the six months ended June 30, 2021, compared to $4.780 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, we received net proceeds of $7.989 million from the completion of a private placement, which was partially offset by full forgiveness of the Loan under the PPP in the amount of $0.278 million. During the six months ended June 30, 2020, we received net proceeds of $4.501 million from the completion of a registered direct stock offering and $0.278 million of Loan funds from the PPP.

Funding Requirements and Other Liquidity Matters

Our PP-001 and modified HA-based product pipeline is still in various stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	seek marketing approval for our PP-001 or modified HA-based products or any other products that we successfully develop;
●	establish a sales and marketing infrastructure to commercialize our PP-001 or modified HA-based products in the United States, if approved; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

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

Based on our cash on hand at June 30, 2021 and the approximately $9.7 million in net proceeds received from a registered direct offering that closed on August 11, 2021, we believe we will have sufficient cash to fund planned operations into the second half of 2022. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we successfully completed our IPO and several subsequent registered offerings and private placements of our securities, additional capital may not be available on terms favorable to us, if at all. On May 13, 2019, the SEC declared effective our registration statement on Form S-3, registering a total of $50,000,000 of our securities for sale to the public from time to time in what is known as a “shelf offering”. We do not know if our future offerings, including offerings pursuant to our shelf registration statement, will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of June 30, 2021.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

This Report includes the certifications of our Chief Executive Officer (who is our principal executive officer) and our Chief Financial Officer (who is our principal financial and accounting officer) required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our  Chief Executive Officer and our Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Accounting and Reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended June 30, 2021. Management concluded that no changes to our internal control over financial accounting and reporting occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

While we are not currently a party to any legal proceedings as of June 30, 2021, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.

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

Date: August 12, 2021	By:	/s/ Brian M. Strem, PhD.
President and Chief Executive Officer
(Principal executive officer)

Date: August 12, 2021	By:	/s/ Sarah Romano
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit
4.1 (1)	Form of Common Stock Purchase Warrant dated August 11, 2021.

4.2 (1)	Form of Placement Agent Purchase Warrant dated August 11, 2021.

10.1#	EyeGate Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended.

10.2# (2)	Employment Agreement by and between EyeGate Pharmaceuticals, Inc. and Brian M. Strem, dated as of July 22, 2021.

10.3 (1)	Form of Securities Purchase Agreement dated August 9, 2021.

10.4 (1)	Engagement Letter by and between EyeGate Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC, dated as of August 5, 2021.

31.1	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

1.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 10, 2021) and incorporated by reference thereto.
2.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 26, 2021) and incorporated by reference thereto.
#	Management contract or compensatory plan or arrangement.
**

This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act.