Form 10-Q
period 2021-09-30
KIORA PHARMACEUTICALS INC
filed 2021-11-15
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-36672

KIORA PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0443284
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1371 East 2100 South

Suite 200

Salt Lake City, UT 84105

(Address of Principal Executive Offices, including zip code)

(781) 788-8869

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	KPRX	The Nasdaq Capital Market

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

☐   Yes     ⌧   No

At November 10, 2021, there were 12,653,054 shares of the registrant’s common stock outstanding.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2021

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations, and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

Kiora Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021
	(unaudited)	December 31, 2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$11,106,927	$1,185,677
Prepaid Expenses and Other Current Assets	341,629	449,569
Other Receivables	421,463	90,975
Total Current Assets	11,870,019	1,726,221
Property and Equipment, Net	78,833	30,566
Restricted Cash	45,000	45,000
Goodwill	3,484,607	3,484,607
Intangible Assets and In-Process R&D, Net	9,711,414	9,730,164
Operating Lease Assets with Right-of-Use	259,217	83,928
Other Assets	44,249	57,073
Total Assets	$25,493,339	$15,157,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$424,889	$434,763
Accrued Expenses	1,389,311	1,289,261
Operating Lease Liabilities	144,742	48,303
Total Current Liabilities	1,958,942	1,772,327
Non-Current Liabilities:
Contingent Consideration	5,342,950	5,342,950
Deferred Tax Liability	728,926	728,926
Paycheck Protection Program Loan	—	278,190
Non-Current Operating Lease Liabilities	114,475	35,625
Total Non-Current Liabilities	6,186,351	6,385,691
Total Liabilities	8,145,293	8,158,018
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding at September 30, 2021 and December 31, 2020; 10,000 designated Series B, 0 shares issued and outstanding at September 30, 2021 and December 31, 2020; 10,000 shares designated Series C, 0 and 4,092 shares issued and outstanding at September 30, 2021 and December 31, 2020; 20,000 shares designated Series D, 46 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	41
Common Stock, $0.01 Par Value: 50,000,000 shares authorized; 12,619,256 and 5,556,394 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	126,193	55,564
Additional Paid-In Capital	133,637,500	115,283,572
Accumulated Deficit	(116,355,777)	(108,338,834)
Accumulated Other Comprehensive Loss	(59,870)	(802)
Total Stockholders’ Equity	17,348,046	6,999,541
Total Liabilities and Stockholders’ Equity	$25,493,339	$15,157,559

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Operating Expenses:
Research and Development	$1,628,467	$985,880	$4,348,631	$2,555,035
General and Administrative	1,338,616	1,021,325	3,944,624	3,144,255
Total Operating Expenses	2,967,083	2,007,205	8,293,255	5,699,290
Operating Loss Before Other Expense	(2,967,083)	(2,007,205)	(8,293,255)	(5,699,290)
Other Income, Net:
Gain on Forgiveness of Loan	—	—	278,190	—
Interest Income	259	331	841	23,115
Interest Expense	—	—	(2,719)	—
Total Other Income, Net	259	331	276,312	23,115
Net Loss	$(2,966,824)	$(2,006,874)	$(8,016,943)	$(5,676,175)
Net Loss per Common Share - Basic and Diluted	$(0.29)	$(0.44)	$(0.99)	$(1.25)
Weighted Average Shares Outstanding - Basic and Diluted	10,265,108	4,547,524	8,101,004	4,536,014

Other Comprehensive Loss:
Net Loss	$(2,966,824)	$(2,006,874)	$(8,016,943)	$(5,676,175)
Foreign Currency Translation Adjustments	(44,734)	(17,110)	(59,068)	(16,944)
Comprehensive Loss	$(3,011,558)	$(2,023,984)	$(8,076,011)	$(5,693,119)

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2021 and 2020

(unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2021	4,138	$41	7,097,912	$70,979	$123,786,856	$(15,136)	$(113,388,953)	$10,453,787

Stock-Based Compensation					149,469			149,469

Conversion of Series C Preferred Stock into Common Stock	(4,092)	(41)	852,500	8,525	(8,484)			—

Issuance of Common Stock from Registered Direct Offering, Net of Offering Costs of $993,666			4,668,844	46,689	9,709,659			9,756,348

Foreign Currency Translation Adjustment						(44,734)		(44,734)

Net Loss							(2,966,824)	(2,966,824)

Balance at September 30, 2021	46	$—	12,619,256	$126,193	$133,637,500	$(59,870)	$(116,355,777)	$17,348,046

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2020	4,092	$41	4,626,755	$46,268	$111,527,859	$139,631	$(103,916,195)	$7,797,604

Stock-Based Compensation					187,733			187,733

Foreign Currency Translation Adjustment						(17,110)		(17,110)

Net Loss							(2,006,874)	(2,006,874)

Balance at September 30, 2020	4,092	$41	4,626,755	$46,268	$111,715,592	$122,521	$(105,923,069)	$5,961,353

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2021 and 2020

(unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	4,138	$41	5,556,394	$55,564	$115,283,572	$(802)	$(108,338,834)	$6,999,541

Stock-Based Compensation					629,306			629,306

Issuance of Common Stock from Warrants, Net			10,417	104	49,897			50,001

Conversion of Series C Preferred Stock into Common Stock	(4,092)	(41)	852,500	8,525	(8,484)			—

Issuance of Common Stock from Private Placement, Net of Offering Costs of $11,142			1,531,101	15,311	7,973,550			7,988,861

Issuance of Common Stock from Registered Direct Offering, Net of Offering Costs of $993,666			4,668,844	46,689	9,709,659			9,756,348

Foreign Currency Translation Adjustment						(59,068)		(59,068)

Net Loss							(8,016,943)	(8,016,943)

Balance at September 30, 2021	46	$—	12,619,256	$126,193	$133,637,500	$(59,870)	$(116,355,777)	$17,348,046

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	4,092	$41	4,077,775	$40,778	$106,689,065	$139,465	$(100,246,894)	$6,622,455

Stock-Based Compensation					530,704			530,704

Issuance of Common Stock in Offerings, Net of Offering Costs of $498,687			500,000	5,000	4,496,313			4,501,313

Issuance of Common Stock from Restricted Stock Award Grants			49,000	490	(490)			—

Foreign Currency Translation Adjustment						(16,944)		(16,944)

Net Loss							(5,676,175)	(5,676,175)

Balance at September 30, 2020	4,092	$41	4,626,755	$46,268	$111,715,592	$122,521	$(105,923,069)	$5,961,353

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net Loss	$(8,016,943)	$(5,676,175)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization of Intangible Assets	34,260	24,343
Reduction of Right-of-Use Assets	133,514	124,896
Stock-Based Compensation	629,306	530,704
Expiration of Prepaid Agreement	-	159,848
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	107,940	(202,909)
Refundable Tax Credit Receivable	(335,096)	2,303
Other Assets	12,826	16,369
Accounts Payable	(9,875)	(150,755)
Lease Liabilities	(133,514)	(124,896)
Accrued Expenses	100,050	(311,430)
Net Cash Used in Operating Activities	(7,477,532)	(5,607,702)
Investing Activities:
Purchases of Property, Plant and Equipment	(63,865)	—
Net Cash Used in Investing Activities	(63,865)	—
Financing Activities:
Proceeds from Stock Offerings, Net of Offering Costs	17,745,207	4,501,313
Paycheck Protection Program Loan Proceeds	—	278,190
Paycheck Protection Program Loan Forgiveness	(278,190)	—
Exercise of Warrants	50,001	—
Net Cash Provided by Financing Activities	17,517,018	4,779,503
Effect of Exchange Rate Changes on Cash	(54,371)	(17,164)
Net Increase (Decrease) in Cash	9,921,250	(845,363)
Cash, Including Restricted Cash, Beginning of Period	1,230,677	3,821,712
Cash, Including Restricted Cash, End of Period	$11,151,927	$2,976,349
Supplemental Disclosures of Noncash Operating and Financing Activities
Creation of Right-of-Use Assets and Related Lease Liabilities	$313,312	$102,579
Conversion of Series C Preferred Stock into Common Stock	$8,525	$—
Grant of Restricted Stock Awards	$—	$490

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

1. Organization, Business

On November 5, 2021, Kiora Pharmaceuticals, Inc. (formerly known as EyeGate Pharmaceuticals, Inc.) (“Kiora” or the “Company”) filed with the Secretary of State of the State of Delaware, a Certificate of Ownership and Merger, merging its wholly-owned Delaware subsidiary, Kiora Pharmaceuticals, Inc., (incorporated in October 2021) into the Company and amending the Company's certificate of incorporation to change its name to “Kiora Pharmaceuticals, Inc.” effective November 8, 2021 (the “Name Change”). The Company also amended and restated its bylaws to reflect the change to the Company's name (the “Bylaws Amendment”). The Name Change and the Bylaws Amendment each became effective on November 8, 2021. The Company’s common shares commenced trading on the Nasdaq Capital Market under the new ticker symbol "KPRX" and a new CUSIP number (49721T101) effective at the market open on November 8, 2021. Kiora is a clinical-stage specialty pharmaceutical company developing and commercializing products for treating ophthalmic diseases.

In the fourth quarter of 2020, Kiora acquired Panoptes Pharma Ges.m.b.H. (“Panoptes”) adding to its pipeline KIO-101(formerly known as PP-001), a next-generation, non-steroidal, immuno-modulatory and small-molecule inhibitor of Dihydroorotate Dehydrogenase (“DHODH”), with what Kiora believes to be a best-in-class picomolar potency and a validated immune modulating mechanism designed to overcome the off-target side effects and safety issues associated with DHODH inhibitors. KIO-101 has been developed in two clinical-stage ophthalmic formulations: an intravitreal injection for inflammatory diseases of the eye including posterior uveitis, and a novel nano carrier technology eye drop for ocular surface diseases such as dry eye disease. Other administration routes are also in development.

In addition, Kiora is developing KIO-201(formerly known as Ocular Bandage Gel or “OBG”), a modified form of the natural polymer hyaluronic acid, designed to protect the ocular surface to permit re-epithelialization of the cornea and improve ocular surface integrity. KIO-201, with unique properties that help hydrate and protect the ocular surface, is in clinical evaluation for patients undergoing photorefractive keratectomy (“PRK”) surgery for corneal wound repair after refractive surgery and patients with punctate epitheliopathies (“PE”) as a result of dry eye. A type-B meeting was held with the U.S. Food and Drug Administration’s (“FDA”) Center for Drug Evaluation and Research (“CDER”) division during the first quarter of 2021 to discuss eligibility of continuing KIO-201 clinical studies as a drug. As a result, development of KIO-201 has shifted from a medical device to a drug, which allows for reimbursement under Medicare Part D.

Since its inception, Kiora has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that Kiora will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2021, Kiora had unrestricted Cash and Cash Equivalents of $11.107 million, and an Accumulated Deficit of $116.356 million. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. Based on its cash on hand at September 30, 2021, the Company anticipates having sufficient cash to fund planned operations into the second half of 2022, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. To continue development, Kiora will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although historically the Company has been successful at raising capital, most recently raising net proceeds of approximately $9.8 million in a registered direct offering that closed on August 11, 2021, additional capital may not be available on terms favorable to Kiora, if at all. On May 13, 2019, the SEC declared effective Kiora’s registration statement on Form S-3, registering a total of $50,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings, including offerings pursuant to its shelf registration statement, will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, EyeGate Pharma S.A.S. (through its dissolution on December 30, 2020), Jade Therapeutics, Inc. (“Jade”) and Panoptes Pharma Ges.m.b.H. (“Panoptes”) (effective December 18, 2020 when the Company acquired all of the capital stock of Panoptes), collectively referred to as “the Company”.  All inter-company balances and transactions have been eliminated in consolidation. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and disclosures normally included in Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or eliminated. Accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual financial statements of the Company as of and for the year ended December 31, 2020. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

2. Summary of Significant Accounting Policies - (continued)

In-process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At September 30, 2021 and December 31, 2020, there was $9.536 million of in-process R&D, as part of intangible assets and in-process R&D on the Condensed Consolidated Balance Sheets.

Intangible Assets

The Company records intangible assets acquired in asset acquisitions of proprietary technology. The Company capitalizes intangible assets, amortizes them over the estimated useful life, and periodically evaluates the assets for impairment. At September 30, 2021 and December 31, 2020, there was $0.175 million and $0.194 million, respectively, of net intangible assets, as part of intangible assets and in-process R&D, net on the Condensed Consolidated Balance Sheets.

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

Related Party Transactions

During the nine months ended September 30, 2021, the Company entered into certain related-party transactions, making payments for services to one vendor and four consultants, all of whom also are stockholders of the Company. These transactions generally involve a stockholder or option holder of the Company to whom the Company also makes payments during the year, typically as a consultant or a service provider. Additionally, on January 6, 2021, the Company completed a private placement of 1,531,101 shares of Common Stock and warrants to purchase up to 1,531,101 shares of Common Stock to an affiliate of Armistice Capital, LLC, with a combined purchase price per share and warrant of $5.225. Steven J. Boyd and Keith Maher, each of whom were members of the Company’s board of directors through August 3, 2021, are affiliates of Armistice Capital, LLC, and Mr. Boyd holds voting and investment power over such entity. The total net proceeds from the private placement were approximately $8.0 million. Except for the private placement described above, the transactions with related parties during the nine months ended September 30, 2021 are not material to the accompanying Condensed Consolidated Financial Statements.

During the nine months ended September 30, 2020, the Company entered into certain related-party transactions, making payments for services to two vendors, seven consultants and two public universities, all of whom were also stockholders of the Company. The amounts recorded or paid during the nine months ended September 30, 2020 are not material to the accompanying Condensed Consolidated Financial Statements

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

2. Summary of Significant Accounting Policies - (continued)

Net Loss per Share – Basic and Diluted

Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period, which for basic net loss per share, does not include the weighted-average unvested restricted common stock that has been issued but is subject to forfeiture of 23,277 and 42,823 shares for the three and nine months ended September 30, 2021, respectively, and 79,231 and 79,223 shares for the three and nine months ended September 30, 2020.

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

	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)
Common Stock Warrants	6,815,248	2,772,117
Employee Stock Options	472,049	246,893
Preferred Stock	13,000	852,500
Total Shares of Common Stock Issuable	7,300,297	3,871,510

Fair Value of Financial Instruments

As of September 30, 2021 and December 31, 2020, the fair value of the Company’s contingent consideration, measured using Level 3 measurements, was $5.343 million. During the year ended December 31, 2020, the Company recorded earn-out payments of $9.500 million at their estimated fair value of $3.633 million as a result of the Panoptes acquisition. During the year ended December 31, 2016, the Company recorded earn-out payments of $2.164 million at their estimated fair value of $1.210 million as a result of the Jade acquisition. During the year ended December 31, 2019, taking into consideration discount factors and the probability of FDA approval of KIO-201, the Company recorded an increase of  $500,000 to the present value of contingent consideration related to the Jade acquisition bringing the estimated fair value to $1.710 million. The Company evaluates the fair value of these earn-out payments on a quarterly basis and there were no changes recorded during the three and nine months ended  September 30, 2021.

At September 30, 2021 and December 31, 2020, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

Revenue Recognition

The Company’s revenues were generated primarily through arrangements that contained multiple elements, or deliverables, including licenses and R&D activities to be performed by the Company on behalf of the licensor or grantor. Payments to Kiora under these arrangements typically included one or more of the following: (1) nonrefundable, upfront license fees, (2) funding of discovery research efforts on a full-time equivalent basis, (3) reimbursement of research, development, and intellectual property costs, (4) milestone payments, and (5) royalties on future product sales.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

During the three and nine months ended September 30, 2021 and 2020, the Company did not recognize any revenue.

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

3. Property and Equipment

Property and equipment at September 30, 2021 and December 31, 2020 consists of the following:

	Estimated Useful Life	September 30, 2021
	(Years)	(unaudited)	December 31, 2020
Laboratory Equipment	3	$88,400	$82,653
Office Equipment	3	3,693	3,888
Office Furniture	5	72,549	14,430
Leasehold Improvements	2	22,569	22,569
Total Property and Equipment, Gross		187,211	123,540
Less Accumulated Depreciation		108,378	92,974
Total Property and Equipment, Net		$78,833	$30,566

Depreciation expense was $4,807 and $2,388 for the three months ended September 30, 2021 and 2020, respectively, and $15,510 and $5,593 for the nine months ended September 30, 2021 and 2020, respectively.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

4. Accrued Expenses

Accrued expenses at September 30, 2021 and December 31, 2020 consist of the following:

	September 30, 2021
	(unaudited)	December 31, 2020
Payroll and Benefits	$764,306	$629,465
Professional Fees	138,273	328,420
Clinical Trials	485,733	203,646
Consulting	999	125,913
Interest	—	1,817
Total Accrued Expenses	$1,389,311	$1,289,261

5. Debt

In May 2020, the Company received loan funds (the “Loan”) from the Paycheck Protection Program (“PPP”) of $0.278 million. In April 2021, the Company was notified by the Small Business Administration (“SBA”) that this Loan was forgiven in full.

The Company has no additional indebtedness at September 30, 2021 and December 31, 2020.

6. Intangible Assets and In-Process R&D

Intangible assets at September 30, 2021 consist of the rights to trade-secrets and know-how related to the manufacturing of KIO-201. During the third quarter of 2018, the Company entered into an intellectual property license agreement with SentrX Animal Care, Inc. (“SentrX”) with respect to certain rights relating to the manufacturing of KIO-201. The intangible assets were recorded at $0.250 million, representing the upfront payment paid to SentrX. Additionally, SentrX is eligible to receive milestone payments totaling up to $4.750 million, upon and subject to the achievement of certain specified development and commercial milestones. These future milestone payments to SentrX will increase the carrying value of the intangible assets. The Company’s intangible assets are amortized on a straight-line basis over the estimated useful lives. Additionally, in-process R&D at September 30, 2021 and December 31, 2020 consists of projects acquired from the acquisitions of Jade and Panoptes that have not reached technological feasibility and which have no alternative future use. Once the R&D process is complete, the Company will amortize the R&D asset over its remaining useful life. The Company periodically evaluates these assets for impairment.

Intangible assets and in-process R&D at September 30, 2021 and December 31, 2020 consists of the following:

		September 30,
	Estimated Useful	2021
	Life (Years)	(unaudited)	December 31, 2020
Trade Secrets	10	$250,000	$250,000
Less: Accumulated Amortization		(75,000)	(56,250)
Intangible Assets, Net		175,000	193,750
In-Process R&D		9,536,414	9,536,414
Total Intangible Assets and In-Process R&D, Net		$9,711,414	$9,730,164

Amortization expense on intangible assets was $6,250 for the three months ended September 30, 2021 and 2020 and $18,750 for the nine months ended September 30, 2021 and 2020.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

On July 27, 2021, a holder elected to convert 4,092 shares of Series C Preferred stock that were issued in a public offering on April 17, 2018 into 852,500 shares of Common Stock.

On August 11, 2021, the Company completed a registered direct offering priced at-the-market under Nasdaq Rules for 4,668,844 shares of Common Stock with a purchase price of $2.3025 per share. The Company also completed a concurrent private placement of unregistered warrants to purchase up to an aggregate of 2,334,422 shares of Common Stock at an exercise price of $2.24 per share that are exercisable immediately upon issuance and will expire five and one-half years following the date of issuance. In addition, the Company issued to the placement agent warrants to purchase up to 233,442 shares of Common Stock at an exercise price of $2.8781 per share, which expire five years following the date of issuance. The total net proceeds to the Company from the offering were approximately $9.8 million.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

8. Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2021 and 2020:

		Weighted Average	Weighted Average
	Number of	Exercise	Remaining
	Warrants	Price	Term in Years
Outstanding at December 31, 2020	2,726,700	$8.41	2.45
Issued	4,098,965	3.39	4.93
Exercised	(10,417)	4.80	1.55
Outstanding at September 30, 2021	6,815,248	$5.40	3.64

Outstanding at December 31, 2019	2,875,006	$14.14	3.37
Issued	25,000	12.50	4.26
Expired	(127,889)	139.28	—
Outstanding at September 30, 2020	2,772,117	$8.35	2.69

All of the warrant agreements provide for a cashless exercise in the event a registration statement covering the issuance of the shares of common stock underlying the warrants is not effective, whereby the number of shares to be issued upon exercise of such warrants will be reduced based on the exercise price and the market value of the shares at the time of exercise. The outstanding warrants expire from 2021 through 2027.

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

The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”), and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. As of September 30, 2021, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP was 806,005 and 11,371 shares, respectively.

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

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

9. Equity Incentive Plan - (continued)

The following is a summary of stock option activity for the nine months ended September 30, 2021 and 2020:

			Weighted-Average
	Number of	Weighted- Average	Contractual Life
	Options	Exercise Price	(In Years)
Outstanding at December 31, 2020	246,893	$20.90	7.20
Granted	265,865	4.80
Expired	(13,876)	20.40
Forfeited	(26,833)	6.51
Outstanding at September 30, 2021	472,049	$12.66	7.97
Exercisable at September 30, 2021	200,500	$23.30	5.97
Vested and Expected to Vest at September 30, 2021	472,049	$12.66	7.97

Outstanding at December 31, 2019	174,175	$27.42	6.22
Granted	93,165	6.31
Expired	(17,114)	10.59
Forfeited	(3,333)	7.20
Outstanding at September 30, 2020	246,893	$20.90	7.46
Exercisable at September 30, 2020	138,317	$32.22	6.05
Vested and Expected to Vest at September 30, 2020	246,893	$20.90	7.46

During the nine months ended September 30, 2021 and 2020, the Board approved the grant of options to purchase 265,865 and 93,165 shares of Common Stock, respectively. All option grants were pursuant to the 2014 Plan. In general, options granted under the 2014 Plan vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

For the nine months ended September 30, 2021 and 2020, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2021		2020
Risk-Free Interest Rate	1.82%		1.82%
Expected Life	5.00	years	5.00	years
Expected Volatility	140%		153%
Expected Dividend Yield	0%		0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the nine months ended September 30, 2021 and 2020 was $5.27 and $6.26, respectively.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

9. Equity Incentive Plan - (continued)

The following is a summary of restricted stock activity for the nine months ended September 30, 2021 and 2020:

			Weighted- Average
	Number of	Weighted- Average	Remaining
	Shares	Grant Date Fair Value	Recognition Period
Non-vested Outstanding at December 31, 2020	67,420	$7.10	1.66
Vested	(43,222)	7.39
Forfeited	(5,971)	6.66
Non-vested Outstanding at September 30, 2021	18,227	$6.55	1.35
Non-vested Outstanding at December 31, 2019	50,187	$8.64	1.49
Awarded	49,000	6.55
Vested	(23,889)	8.73
Non-vested Outstanding at September 30, 2020	75,298	$7.25	1.78

During the nine months ended September 30, 2021, 5,971 shares of restricted stock, which had not vested, were forfeited and returned to the Company. During the nine months ended September 30, 2021 and 2020, the Board approved the grant of 0 and 49,000  restricted shares of Common Stock, respectively. All grants of restricted shares were pursuant to the 2014 Plan. These vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

The total stock-based compensation expense for employees and non-employees is included in the accompanying Condensed Consolidated Statements of Operations and as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and Development	$35,552	$49,267	$176,357	$148,588
General and Administrative	113,917	138,466	452,949	382,116
Total Stock-Based Compensation Expense	$149,469	$187,733	$629,306	$530,704

The fair value of options granted for the nine months ended September 30, 2021 and 2020 was $1.181 million and $0.580 million, respectively. As of September 30, 2021 and 2020, there was $1.184 million and $0.973 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted-average period of 3.64 and 2.12 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2021 and 2020 was $0.

At September 30, 2021, there were 173,146 shares available for grant under the 2014 Plan and 7,806 shares available under the Company’s ESPP.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Additional right-of-use assets and lease liabilities were recorded upon the new lease agreements or extensions that were effective as of September 30, 2021.

Operating lease assets and liabilities are recognized at the lease commencement date at the present value of lease payments to be paid. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments. To determine the present value of lease payments to be paid, the Company estimated incremental secured borrowing rates corresponding to the maturities of the leases. The Company estimated a rate of  10% based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. The Company recognizes expense for its leases on a straight-line basis over the lease term. Operating lease expense, consisting of the reduction of the right-of-use asset and the imputed interest on the lease liability, totaled $54,841 and $160,881 for the three and nine months ended September 30, 2021, respectively, and $43,195 and $129,585 and for the three and nine months ended September 30, 2020, respectively.

Maturities of lease liabilities were as follows as of September 30, 2021:

Year Ended December 31,	Operating Leases
2021 (remainder of year)	$55,131
2022	133,788
2023	95,461
Less: Imputed Interest	(25,163)
Lease Liabilities	$259,217

License Agreements

The Company is a party to four license agreements as described below. These license agreements require the Company to receive or pay royalties or fees to or from the licensor based on revenue or milestones related to the licensed technology.

On July 2, 2013, Panoptes entered into a patent and know-how assignment agreement with 4SC Discovery GmbH (“4SC”) transferring to Panoptes all patent rights and know-how to the compound KIO-101. The Company (through its Panoptes subsidiary) is responsible for paying royalties based on a specified percentage of net sales of KIO-101.

On July 2, 2013, Panoptes entered into an out-license agreement with 4SC Discovery GmbH (“4SC”) granting 4SC the exclusive worldwide right to commercialize the compound KIO-101 for rheumatoid arthritis and inflammatory bowel disease, including Crohn’s Disease and Ulcerative Colitis. The Company (through its Panoptes subsidiary) is eligible to receive milestone payments totaling up to 155 million euros, upon and subject to the achievement of certain specified developmental and commercial milestones. In addition, the Company (through its Panoptes subsidiary) is eligible to receive royalties based on a specified percentage of net sales of KIO-101.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

10. Commitments and Contingencies - (continued)

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

On September 26, 2018, the Company entered into an intellectual property licensing agreement (the “SentrX Agreement”) with SentrX, a veterinary medical device company that develops and manufactures veterinary wound care products. Under the SentrX Agreement, the Company will in-license the rights to trade-secrets and know-how related to the manufacturing of KIO-201. The SentrX Agreement will enable the Company to pursue a different vendor with a larger capacity for manufacturing and an FDA-inspected facility for commercialization of a product for human use. Under the SentrX Agreement, the Company paid SentrX an upfront payment of $0.250 million recorded as intangible assets on the Consolidated Balance Sheets. SentrX is eligible to receive milestone payments totaling up to $4.750 million, upon and subject to the achievement of certain specified developmental and commercial milestones. These future milestone payments to SentrX will increase the carrying value of the intangible assets.

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

11. Employee Benefit Plans

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contribution for each of the three and nine months ended September 30, 2021 and 2020.

As a result of the 401(k) plan compliance review for the year ended December 31, 2020, the Company contributed $25,905 to eligible participants during the third quarter of 2021. As of September 30, 2021, the Company has accrued an additional estimate of $15,251 for contributions likely due as a result of the 401(k) plan compliance review to be performed for the year ended December 31, 2021.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

12. Acquisition

Panoptes Pharma Ges.m.b.H. Acquisition

Effective December 18, 2020, the Company acquired all of the capital stock of Panoptes Pharma Ges.m.b.H. (“Panoptes”), a privately held clinical stage biotech company focused on developing a novel proprietary small molecule for the treatment of severe eye diseases with a high unmet medical need, as well as for conditions outside the ocular space. With the Panoptes acquisition, Panoptes became a wholly owned subsidiary of Kiora. The acquisition has been accounted for in accordance with FASB's Accounting Standards Codification (“ASC”) 805, “Business Combinations”, with the assets acquired and liabilities assumed recorded at fair value on the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill, which is not expected to be deductible for tax purposes.

Under the terms of the Panoptes acquisition agreement, in consideration for 100% of the outstanding equity interests in Panoptes, the Company paid cash in the amount of $0.445 million to certain founders and creditors, issued 884,222 shares of Kiora common stock, and issued 45.893 shares (convertible into 13,000 shares of common stock) of Kiora Series D Convertible Preferred Stock. An additional cash payment is due to a creditor in December 2021 and is recorded at a fair value of $0.212 million at the acquisition date.

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

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

12. Acquisition (continued)

Net loss in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2021 includes net losses of Panoptes of $2.551 million. The Company’s intangible assets, which consist solely of in-process research and development, will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval, the intangible assets are then accounted for as finite-lived intangible assets and amortized on a straight-line basis over its estimated useful life.

The Company recognized approximately $0.050 million of acquisition-related costs for the Panoptes acquisition that were expensed in the first quarter of 2021 as a component of general and administrative expense.

Pro forma disclosure for Panoptes acquisition

The following tables includes the pro forma results for Panoptes the three and nine months ended September 30, 2020 of the combined companies as though the Panoptes Acquisition had been completed as of the beginning of the period presented.

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
	(unaudited)	(unaudited)
Revenues	$754,282	$866,823
Operating Expenses	2,978,679	7,115,696
Net Loss	$(2,219,020)	$(6,225,758)

The pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect the Company’s future results of operations or what the results of operations would have been had the Company owned and operated Panoptes as of the beginning of the period presented.

13. Subsequent Events

On October 21, 2021, the Company closed on the acquisition of Bayon Therapeutics, Inc. (“Bayon”) adding to its pipeline a potential vision-restoring small molecule, which acts as a “photoswitch” specifically designed to restore vision in patients with inherited and age-related degenerative retinal diseases. Under the terms of the agreement, Bayon became a wholly-owned subsidiary of Kiora. The consideration from Kiora (subject to certain adjustments) is $0.097 million at close for paying off indebtedness and transaction expenses of Bayon and 33,798 shares of the Company’s common stock.The former stockholders of Bayon are eligible to receive potential earnout consideration of up to approximately $7.1 million and/or, at the Company’s discretion, up to approximately 2.2 million shares of the Company’s common stock subject to certain limitations, based on the achievement of successive milestones based on clinical trial data and regulatory approval of Bayon products. Kiora’s CEO, Brian Strem, was a Co-Founder and Managing Director of Bayon, and thus a related party.

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

Kiora Pharmaceuticals, Inc. is referred to herein as “Kiora”, “we,” “our,” “us,” and “the Company”. Jade Therapeutics, Inc., a wholly-owned subsidiary of the Company, is referred to herein as “Jade”; Panoptes Pharma Ges.m.b.H., a wholly-owned subsidiary of the Company, is referred to herein as “Panoptes”; and Bayon Therapeutics, Inc., a wholly-owned subsidiary of the Company, is referred to herein as “Bayon.”

Business Overview

We are a specialty clinical-stage pharmaceutical company developing and commercializing products for treating ophthalmic diseases.

On October 21, 2021, we acquired Bayon, adding to our pipeline a potential vision-restoring small molecule, KIO-301 (formerly known as B-203), which acts as a “photoswitch” specifically designed to restore vision in patients with inherited and age-related degenerative retinal diseases. The molecule was specifically designed to restore the eyes’ ability to perceive and interpret vision in visually impaired patients. It selectively enters viable downstream retinal ganglion cells (no longer receiving electrical input due to degenerated rods and cones) and turns them into light sensing cells, capable of signaling the brain as to the presence or absence of light. KIO-301 is expected to enter the clinic in 2022 with an initial focus on patients with later stages of disease progression due to Retinitis Pigmentosa (any and all sub-forms). We plan to further develop the platform for use in patients with Geographic Atrophy, the later stages of Age-Related Macular Degeneration (dry AMD).

In the fourth quarter of 2020, we acquired Panoptes, adding to our pipeline KIO-101 (formerly known as PP-001), a next-generation, non-steroidal, immuno-modulatory and small-molecule inhibitor of Dihydroorotate Dehydrogenase (“DHODH”) with what we believe to be best-in-class picomolar potency and a validated immune modulating mechanism designed to overcome the off-target side effects and safety issues associated with DHODH inhibitors. KIO-101 has been developed in two clinical-stage ophthalmic formulations: an intravitreal injection for inflammatory diseases of the eye including posterior uveitis, and a novel nano carrier technology eye drop for ocular surface diseases such as dry eye disease. Other administration routes are also in development. Top line data in a phase 2 proof-of-concept (“POC”) study evaluating KIO-101 in patients with ocular surface inflammation due to ocular surface diseases, including dry eye, is expected in the fourth quarter of 2021.

In addition, we are developing KIO-201 (formerly known as Ocular Bandage Gel or “OBG”), a modified form of the natural polymer hyaluronic acid, designed to protect the ocular surface to permit re-epithelialization of the cornea and improve ocular surface integrity. KIO-201, with unique properties that help hydrate and protect the ocular surface, is in clinical evaluation for patients undergoing PRK surgery for corneal wound repair after refractive surgery and patients with PE as a result of dry eye. A type-B meeting was held with the U.S. Food and Drug Administration’s (“FDA”) Center for Drug Evaluation and Research (“CDER”) division during the first quarter of 2021 to discuss eligibility of continuing KIO-201 clinical studies as a drug. As a result, development of KIO-201 has shifted from a medical device to a drug, which allows for reimbursement under Medicare Part D.

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

Throughout our history, we have not generated significant revenue. We have never been profitable and from inception through September 30, 2021, our losses from operations have aggregated $116.356 million. Our Net Loss was $8.017 million and $5.676 million for the nine months ended September 30, 2021 and 2020, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our KIO-301, KIO-101 and KIO-201 product candidates, and any other product candidates we advance to clinical development. If we obtain regulatory approval for our KIO-301, KIO-101 and KIO-201 product candidates, we expect to incur significant expenses in order to create an infrastructure to support their commercialization including sales, marketing, and distribution functions.

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

Kiora Pharmaceuticals, Inc. was formed in Delaware on December 26, 2004, and completed a name change from EyeGate Pharmaceuticals, Inc. to Kiora Pharmaceuticals, Inc. on November 8, 2021. We were originally incorporated in 1998 under the name of Optis France S.A. in Paris, France. At that time, the name of the French corporation was changed to EyeGate Pharma S.A.S. and became a subsidiary of EyeGate Pharmaceuticals, Inc. EyeGate Pharma S.A.S. was dissolved effective December 30, 2020. Bayon, Jade and Panoptes are wholly-owned subsidiaries of Kiora Pharmaceuticals, Inc.

Financial Overview

Revenues

To date, we have recognized collaboration revenue from U.S. and foreign government grants made to Jade and Panoptes, as well as from license agreements as performance obligations toward milestones were met. See Note 2 to our financial statements, “Summary of Significant Accounting Policies”. We expect to continue to incur significant operating losses as we fund research and clinical trial activities relating to our therapeutic assets, consisting of our photoswitch, DHODH and modified HA-based products, or any other product candidate that we may develop. There can be no guarantee that the losses incurred to fund these activities will succeed in generating revenue.

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

Substantially all of our research and development expenses to date have been incurred in connection with KIO-201 and our former legacy products. We expect our research and development expenses to increase for the near future as we advance KIO-301, KIO-101, KIO-201, and any other product candidate through clinical development, including the conduct of our planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our KIO-301, KIO-101, KIO-201, and any other product candidate that we may develop. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

We expect that general and administrative expenses will remain consistent for the near future until commercialization of our photoswitch, DHODH and modified HA-based products, which could lead to an increase in these expenses.

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

Business Combinations

We applied the provisions of Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” in the accounting for our acquisitions of Bayon and Panoptes. It required us to recognize the assets acquired and the liabilities assumed at their acquisition date fair values, which were determined using market, income, and cost approaches, or a combination. Goodwill as of the respective acquisition date was measured as the excess of consideration transferred over the net of the acquisition date fair value of the assets acquired and the liabilities assumed. Goodwill is generally the result of expected synergies of the combined company or an assembled workforce. Indefinite-lived intangible assets acquired were in-process research and development. The fair value for these intangible assets was determined using the income approach. Under the income approach, fair value reflects the present value of the projected cash flows that are expected to be generated by the products incorporating the in-process research and development, if successful.

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

Results of Operations

Comparison of Three Months ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
Operating Expenses:
Research and Development	$1,628,467	$985,880	$642,587
General and Administrative	1,338,616	1,021,325	317,291
Total Operating Expenses	2,967,083	2,007,205	959,878
Other Income, Net	259	331	(72)
Net Loss	$(2,966,824)	$(2,006,874)	$(959,950)

Research and Development Expenses. Research and Development Expenses were $1.628 million for the three months ended September 30, 2021, compared to $0.986 million for the three months ended September 30, 2020. The increase of $0.643 million was primarily due to development costs for KIO-101, as well as personnel related costs from the Panoptes acquisition. These increases were partially offset by decreases in costs related to KIO-201.

General and Administrative Expenses. General and Administrative Expenses were $1.339 million for the three months ended September 30, 2021, compared to $1.021 million for the three months ended September 30, 2020. The increase of $0.317 million was primarily due to increases in professional fees and personnel related costs.

Comparison of Nine Months ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
Operating Expenses:
Research and Development	$4,348,631	$2,555,035	$1,793,596
General and Administrative	3,944,624	3,144,255	800,369
Total Operating Expenses	8,293,255	5,699,290	2,593,965
Other Income, Net	276,312	23,115	253,197
Net Loss	$(8,016,943)	$(5,676,175)	$(2,340,768)

Research and Development Expenses. Research and Development Expenses were $4.349 million for the nine months ended September 30, 2021, compared to $2.555 million for the nine months ended September 30, 2020. The increase of $1.794 million was primarily due to development costs for KIO-101, as well as personnel related costs from the Panoptes acquisition. These increases were partially offset by a decrease in costs related to KIO-201, as well as costs related to the expiration of a prepaid agreement with a research vendor in the first quarter of 2020.

General and Administrative Expenses. General and Administrative Expenses were $3.945 million for the nine months ended September 30, 2021, compared to $3.144 million for the nine months ended September 30, 2020. The increase of $0.800 million was primarily due to increases in professional fees and personnel related costs.

Other Income, Net. Other Income, Net was $0.276 million for the nine months ended September 30, 2021, compared to $0.023 million for the nine months ended September 30, 2020 mainly due to recording a gain as a result of the full forgiveness of the Loan under the PPP in the second quarter of 2021.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from several registered offerings and private placements of our securities, payments from license agreements, and U.S. and foreign government grants. From inception through November 15, 2021, we have raised a total of approximately $118.6 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $14.9 million in payments received under our license agreements and government grants and $0.278 million received pursuant to the Loan under the PPP, which was fully forgiven in April of 2021.

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

On August 11, 2021, we completed a registered direct offering priced at-the-market under Nasdaq Rules for 4,668,844 shares of Common Stock with a purchase price of $2.3025 per share. We also completed a concurrent private placement of unregistered warrants to purchase up to an aggregate of 2,334,422 shares of Common Stock at an exercise price of $2.24 per share that are exercisable immediately upon issuance and will expire five and one-half years following the date of issuance. The total net proceeds to us from the offering were approximately $9.8 million.

At September 30, 2021, we had unrestricted cash and cash equivalents totaling $11.107 million.

The following table sets forth the primary uses of cash for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Net Cash Used in Operating Activities	$(7,477,532)	$(5,607,702)
Net Cash Used in Investing Activities	$(63,865)	$—
Net Cash Provided by Financing Activities	$17,517,018	$4,779,503

Comparison of Nine Months Ended September 30, 2021 and 2020

Operating Activities. Net cash used in operating activities was $7.478 million for the nine months ended September 30, 2021, compared to $5.608 million for the nine months ended September 30, 2020. During the first nine months of 2021, we recorded a net loss of $8.017 million, an increase in tax credits receivable of $0.335 million, which was partially offset by stock-based compensation expense of $0.629 million, and an increase in accrued and prepaid expenses of $0.208 million. During the first nine months of 2020, we recorded a net loss of $5.676 million, decreases in accounts payable and accrued expenses of $0.462 million, and a decrease in prepaid expenses and other current assets of $0.203 million. These decreases were partially offset by stock-based compensation expense of $0.531 million and the expiration of a prepaid agreement of $0.160 million.

Investing Activities. Net cash used in investing activities was $0.064 million for the nine months ended September 30, 2021, as a result of the purchases of property and equipment related to our lab space.

Financing Activities. Net cash provided by financing activities was $17.517 million for the nine months ended September 30, 2021, compared to $4.780 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we received net proceeds of $9.756 million from the completion of a registered direct offering, as well as net proceeds of $7.989 million from the completion of a private placement. These proceeds were partially offset by full forgiveness of the Loan under the PPP in the amount of $0.278 million. During the nine months ended September 30, 2020, we received net proceeds of $4.501 million from the completion of a registered direct stock offering and $0.278 million of Loan funds from the PPP.

Funding Requirements and Other Liquidity Matters

Our KIO-301, KIO-101 and KIO-201 product pipeline is still in various stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	seek marketing approval for our KIO-301, KIO-101 or KIO-201 products or any other products that we successfully develop;
●	establish a sales and marketing infrastructure to commercialize our KIO-301, KIO-101 or KIO-201 products in the United States, if approved; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our Stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a Common Stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including our KIO-301, KIO-101 and KIO-201 products, on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market KIO-301, KIO-101 and KIO-201 products, or any other products that we would otherwise prefer to develop and market ourselves.

Based on our cash on hand at September 30, 2021, we believe we will have sufficient cash to fund planned operations into the second half of 2022. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we successfully completed our IPO and several subsequent registered offerings and private placements of our securities, additional capital may not be available on terms favorable to us, if at all. On May 13, 2019, the SEC declared effective our registration statement on Form S-3, registering a total of $50,000,000 of our securities for sale to the public from time to time in what is known as a “shelf offering”. We do not know if our future offerings, including offerings pursuant to our shelf registration statement, will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of September 30, 2021.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our  Chief Executive Officer and our Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Accounting and Reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended September 30, 2021. Management concluded that no changes to our internal control over financial accounting and reporting occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

While we are not currently a party to any legal proceedings as of September 30, 2021, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.

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

Date: November 15, 2021	By:	/s/ Brian M. Strem, Ph.D.
President and Chief Executive Officer
(Principal executive officer)

Date: November 15, 2021	By:	/s/ Sarah Romano
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit
2.1* (1)	Stock Purchase Agreement by and between the Registrant and the Sellers listed therein, dated October 21, 2021.

4.1 (2)	Form of Common Stock Purchase Warrant dated August 11, 2021.

4.2 (2)	Form of Placement Agent Purchase Warrant dated August 11, 2021.

10.1# (3)	Employment Agreement by and between the Registrant and Brian M. Strem, dated as of July 22, 2021.

10.2* (2)	Form of Securities Purchase Agreement dated August 11, 2021.

10.3 (2)	Engagement Letter by and between the Registrant and H.C. Wainwright & Co., LLC, dated as of August 5, 2021.

10.4# (1)	Employment Agreement by and between the Registrant and Eric J. Daniels, dated as of October 21, 2021.

31.1	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed October 26, 2021) and incorporated by reference thereto.
2.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 10, 2021) and incorporated by reference thereto.
3.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 26, 2021) and incorporated by reference thereto.

#	Management contract or compensatory plan or arrangement.
*

Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of such schedules and exhibits, or any section thereof, upon request.

**

This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act.