Form 10-K
period 2021-12-31
KIORA PHARMACEUTICALS INC
filed 2022-04-15
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-36672

KIORA PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0443284
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act ☐ Yes     ☒  No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes     ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2021 was approximately $45,594,207. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

At April 13, 2022, there were 12,663,965 shares of the registrant’s common stock outstanding.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2021

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

Kiora Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I

Item 1. Business.

Overview

We are a clinical-stage specialty pharmaceutical company developing and commercializing therapies for the treatment of ophthalmic diseases. We were formed as a Delaware corporation on December 26, 2004 under the name of EyeGate Pharmaceuticals, Inc., and changed our name to Kiora Pharmaceuticals, Inc. effective November 8, 2021. We were originally incorporated in 1998 under the name of Optis France S.A. in Paris, France.

Our lead product is KIO-301 with an initial focus on patients with later stages of disease progression due to Retinitis Pigmentosa (any and all sub-forms). KIO-301 is a potential vision-restoring small molecule that acts as a “photoswitch” specifically designed to restore vision in patients with inherited and age-related degenerative retinal diseases. The molecule is specifically designed to restore the eyes’ ability to perceive and interpret light in visually impaired patients. It selectively enters viable downstream retinal ganglion cells (no longer receiving electrical input due to degenerated rods and cones) and is intended to turn them into light sensing cells, capable of signaling the brain as to the presence or absence of light. We expect to initiate a Phase 1b clinical trial in the third quarter of 2022. On March 17, 2022, we were granted Orphan Drug Designation by the United States (“U.S.”) Food and Drug Administration (“FDA”) for the Active Pharmaceutical Ingredient (“API”) in KIO-301. KIO-301 (formerly known as B-203) was acquired through the Bayon Therapeutics, Inc. (“Bayon”) transaction which closed October 21, 2021.

KIO-101 is a product that focuses on patients with Ocular Presentation of Rheumatoid Arthritis (“OPRA”). KIO-101 is a next-generation, non-steroidal, immuno-modulatory, small-molecule inhibitor of Dihydroorotate Dehydrogenase (“DHODH”) with what we believe to be best-in-class picomolar potency and a validated immune modulating mechanism designed to overcome the off-target side effects and safety issues associated with commercially available DHODH inhibitors. In the fourth quarter of 2021, we reported top-line safety and tolerability data from a Phase 1b proof-of-concept (“POC”) study evaluating KIO-101 in patients with ocular surface inflammation. We expect to initiate a Phase 2 clinical trial in the second half of 2022. KIO-101 (formerly known as PP-001) was acquired through the acquisition of Panoptes Pharma Ges.m.b.H “Panoptes” in the fourth quarter of 2020.

In addition, we are developing KIO-201, for patients undergoing PRK surgery for corneal wound repair after refractive surgery. KIO-201 is a modified form of the natural polymer hyaluronic acid, designed to protect the ocular surface to permit re-epithelialization of the cornea and improve and maintain ocular surface integrity. KIO-201 has unique properties that help hydrate and protect the ocular surface.

Market Opportunity

Retinitis Pigmentosa Market Overview

More than 3.4 million patients globally are estimated to have an inherited retinal disease leading to significant or permanent vision loss. Retinitis Pigmentosa (“RP”), the largest family of these inherited diseases, had a global prevalence of 2.3 million in 2019. RP is a group of hereditary progressive disorders that may be inherited as autosomal recessive, autosomal dominant or X-linked recessive traits. Maternally inherited variants of RP transmitted via the mitochondrial DNA can also exist. About half of all RP cases are isolated (that is, they have no family history of the condition). RP may appear alone or in conjunction with one of several other rare disorders. Patients with RP have a progressive loss of photoreceptors (rods and cones) and therefore patients with late-stage RP have a substantial loss of peripheral and central visual function.

RP affects about 1 in 3,500 people worldwide. Thus, with a population of about 328 million in the United States as of December 2019, about 93,700 people in the U.S. have RP. With a worldwide population presently estimated at over 7.05 billion, it can be estimated that approximately 2 million people around the world have RP. Approximately 1.65 million of these patients are in China and India, with the remainder spread throughout the U.S., Europe, Australia and more, where RP qualifies as an orphan disease.

While no approved therapies are available for the treatment of RP, current therapeutics in development primarily rely on genetic approaches to introduce light sensing channels into viable downstream cells, a field termed optogenetics. KIO-301 is a small molecule photoswitch, that confers light sensitivity to downstream cells, specifically the Retinal Ganglion Cells (“RGC”s), potentially triggering the same phototransduction signaling as if the photoreceptors were present and viable.

Our Solution: KIO-301

KIO-301 is a novel small molecule with the potential to confer light sensitivity to patients with degenerated retinas due to either inherited or age-related diseases, which has received Orphan Drug Designation from the U.S. FDA. Many retinal diseases result in the death of the retinal photoreceptors, the light sensing cells in the retina. However, downstream retinal neurons, such as the bipolar and RGCs remain viable for long periods after photoreceptor death. KIO-301 selectively enters these cells and non-covalently resides on the intracellular domains of potassium and HCN voltage gated ion channels. As KIO-301 has an azobenzene core, visible light causes a rapid and reversible change in the isomeric state of the molecule, transforming from a linear molecule to an orthogonal molecule. When this happens, the voltage gated ion channels and current efflux are blocked, causing cellular depolarization and signaling to the brain as to the presence of light. When light is no longer touching the molecule, it reverts back to its linear state, allowing ion efflux from the cells and thus promoting repolarization and a turning “off” of the brain signaling.

This novel mechanism of action enables potential application to multiple diseases. RP is a group of inherited eye diseases that cause photoreceptor cell death. In the U.S., RP is considered an orphan disease with a prevalence of <200,000. This prevalence enables consideration for KIO-301 to qualify for Orphan Drug Designation (“ODD”) in the treatment of RP, conferring increased regulatory collaboration with the FDA and market exclusivity if clinical trials demonstrate safety and efficacy. On March 17, 2022, we were granted Orphan Drug Designation by the U.S. FDA for the active ingredient in KIO-301. Currently, no therapeutics are approved to treat patients with RP.

A possible market expansion from RP would be to evaluate KIO-301 in patients with Geographic Atrophy (“GA”), the late stage of age-related dry macular degeneration. There are about 1,000,000 patients in the U.S. with GA and to date, no therapeutics are approved to treat this disease.

Ocular Presentation of Rheumatoid Arthritis Market Overview:

Patients with systemic autoimmune diseases including Rheumatoid Arthritis (“RA”), are known to suffer from ocular presentation of their underlying autoimmune conditions. Secondary to inflammation and associated pathologies in the joint synovium, the eye carries significant morbidity and impact on eye health and quality of life. These ocular presentations can include signs and symptoms similar to keratoconjunctivitis sicca (“KCS”), episcleritis, scleritis, peripheral ulcerative keratitis (“PUK”), anterior uveitis, as well as retinal vasculitis. In patients with OPRA, the surface of the eye often has significant irritation accompanied by symptoms of soreness, grittiness, light sensitivity and dryness. Patients with RA suffer from ocular signs and symptoms at a rate reported to be 2-3X that of the general population. Furthermore, in those OPRA patients, up to 50% report moderate to severe signs and symptoms. Today, there are approximately 1.8 million RA patients in the USA. Approximately 1/3rd of these patients present with OPRA (~0.5 million in the USA), with >90% seeking prescription medication to address these ophthalmic manifestations. Unfortunately, todays ocular surface anti-inflammatory medicines are usually not sufficient to treat OPRA as they are broad and not targeted to the underlying pathphysiology.

As noted above, KIO-101 is a member of a family of DHODH inhibitors, known to be disease modifying agents in autoimmune diseases. RA, as well as OPRA, are t-cell mediated auto-inflammatory diseases and whilst rheumatologists are helping the systemic manifestations of this disease with approved targeted t-cell modulators, including DHODH inhibitors, ophthalmologists do not have the same toolbox of treatments designed specifically to help patients with ocular presentation.

Our Solution: KIO-101

KIO-101 is a third-generation small molecule DHODH inhibitor. DHODH is extensively exploited as potential drug targets for immunological disorders, oncology, and infectious diseases. DHODH is a key enzyme in the de novo pyrimidine synthesis pathway. This enzyme is located in the mitochondria and catalyzes the conversion of dihydroorotate (“DHO”) to orotate as the fourth step in the de novo synthesis of pyrimidines that are ultimately used in the production of nucleotides.

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

Currently, two first generation DHODH inhibitors have been approved in the U.S. and abroad and are marketed by Sanofi as leflunomide (Arava®) and the active metabolite teriflunomide (Aubagio®). These oral tablets are approved for the treatment of rheumatoid and psoriatic arthritis and multiple sclerosis (“MS”), respectively. These diseases are autoimmune disorders. One potential explanation for the therapeutic effects of Arava® in arthritis is the reduction in the numbers or reactivity of activated T-cells, which are involved in the pathogenesis of arthritis. The generally accepted view of human MS pathogenesis implicates peripheral activation of myelin-specific autoreactive T-cells that lead to inflammatory disease in the central nervous system (“CNS”). By blocking the de novo pyrimidine synthesis pathway via DHODH inhibition, it is suggested that Aubagio® reduces T-cell proliferation in the periphery. Arava® and Aubagio® are formulated as oral drugs and it is established that leflunomide will be metabolized in the liver to the active metabolite teriflunomide. Hepatotoxicity was reported as a major side effect after oral administration, possibly as a result of the extent of liver metabolism. Moreover, it was shown that apart from DHOHD, a series of protein kinases are inhibited by Arava® and Aubagio®.

Ocular Surgery Market Overview:

There are multiple surgical procedures involving the ocular surface that have long recovery, whereby acceleration of that period would benefit the patients. Photorefractive keratectomy (“PRK”) surgery is an efficacious alternative to patients seeking surgical correction of refractive errors who are not suitable candidates for LASIK due to inadequate corneal thickness, larger pupil size, history of KCS, or anterior basement membrane disease. PRK surgery involves controlled mechanical removal of corneal epithelium with subsequent excimer laser photoablation of the underlying Bowman’s layer and anterior stroma, including the subepithelial nerve plexus.

The military prefers PRK as a refractive procedure due to the stability of the PRK incision and the absence of risk for flap dislocation during military active duty. Although this procedure yields desirable visual acuity results, common complications of the procedure include post-operative pain secondary to the epithelial defects, risk of corneal infection prior to re-epithelization of the large epithelial defect, corneal haze formation, decreased contrast sensitivity, and slower visual recovery. The number of laser vision correction procedures is on the rise, estimated in 2021 at over 2.1 million in the USA, according to the literature. Whilst PRK comprises a fraction of these procedures, there are about 160,000 surgeries performed annually in the USA. These surgeries are heavily consolidated to a few corporate umbrellas, such as TLC Laser Eye Centers, enabling a targeted commercial campaign once a therapeutic is approved.

Keratoconus is an orphan disease of the ocular surface, affecting approximately 165,000 patients in the US alone. Keratoconus progression involves the structure of the cornea which bulges outward, directly affecting vision. Whilst the etiology of the disease is unknown, there are multiple approaches to helping these patients, involving the use of vision correction prothesis such as contact lenses and glasses, to surgical approaches involving collagen cross-linking the corneal surface to provide more rigidity and slow progression. One of these corneal cross-linking approaches, termed epi-off, involves the removal of about 8 mm of the epithelium on the cornea and a riboflavin solution is applied to the exposed corneal stroma. This procedure is not free of side effects, which often include as corneal infections, subepithelial haze, sterile infiltrates, reactivation of herpetic keratitis, and endothelial damage. Thus, accelerating the re-epithelialization would carry significant value.

Our Solution: KIO-201

KIO-201 is a synthetic modified hyaluronic acid (“HA”) capable of coating the ocular surface and designed to resist degradation under conditions present in the eye. This prolongs residence time of the bandage on the ocular surface, thereby addressing one of the limitations of current non-cross-linked hyaluronic acid formulations. Additionally, cross-linking allows the product’s viscosity to be modified to meet optimum ocular needs. The improved viscoelasticity and non-covalent muco-adhesive interfacial forces improve residence time in the tear film, thus providing a coating that aids re-epithelization of the ocular surface via physical protection. If KIO-201 is approved by the FDA, we expect that it will be the only wound healing prescription eye drop available in the U.S. based on HA.

KIO-201 exhibits significant shear thinning properties. This feature allows the modified HA to act as a more concentrated, viscous barrier at low shear rates in a resting tear film, but also as a lower resistance fluid (therefore thinned) during high shear events such as blinking. This property enables better residence time and a more favorable ocular surface coating with less optical blur. We have demonstrated in animal studies that KIO-201 remains on the ocular surface for up to two hours and further demonstrated in a human clinical study that KIO-201 does not cause blurriness while on the ocular surface. This enhances ocular surface protection and patient comfort, while maintaining good visual function.

KIO-201 has been shown to provide a mechanical barrier that aids in the management of corneal epithelial defects and re-epithelization in both preclinical studies and in clinical ophthalmic veterinary use. As such, PRK surgery was chosen as the subject population which is best suited to demonstrate this effect. PRK is an efficacious alternative to patients seeking surgical correction of refractive errors who are not suitable candidates for laser in situ keratomileusis (“LASIK”) due to inadequate corneal thickness, larger pupil size, history of keratoconjunctivitis sicca (“KCS”), or anterior basement membrane disease. KIO-201 has demonstrated statistical significance in a pivotal clinical study for its ability to accelerate wound healing against the current standard-of-care, a bandage contact lens.

Our Strategy

Our goal is to develop products for treating disorders of the eye. The key elements of this strategy are to:

●	Development of Core Assets
●	Initiate clinical development of KIO-301 in a Phase 1b clinical study in patients with later stage Retinitis Pigmentosa.
●	Continue clinical development of KIO-101 for the treatment of the ocular manifestations of autoimmune diseases (e.g., rheumatoid arthritis). In the fourth quarter of 2021, we announced safe and tolerable topline data in our Ph1b study, which supports advancing KIO-101 to a Phase 2 study.
●	Confirm regulatory path for KIO-201 in patients undergoing PRK surgery with the FDA.
●	Expand Portfolio through Collaborations
●	Pursue strategic collaborations to further the Company’s existing assets with respect to new indication potential and more detailed mechanism of action, which can result in new intellectual property.

Our Development Pipeline

Clinical Development

KIO-101: Ocular Presentation of Rheumatoid Arthritis (OPRA)

Mechanism of Action

KIO-101 is a promising novel third generation DHODH inhibitor, with a half-maximal inhibitory concentration IC50-value of 0.3 nM. Based on internal work completed, we believe this means that 1,000-fold more potent than teriflunomide (IC50 DHODH 415 nM). Furthermore, KIO-101 supresses the expression of key pro-inflammatory cytokines such as IL-17, IFN-g,VEGF and others, potentially as a consequence of inhibiting DHODH. IL-17 and IFN-g are the hallmark cytokines expressed by Th1 and Th17 T-cells, respectively, and play a crucial role in initiating the inflammatory processes in several ocular diseases, including dry eye disease (including the association with autoimmune conditions such as rheumatoid arthritis) and non-noninfectious uveitis. KIO-101 is structurally and mechanistically different from Arava®, a drug currently approved by the FDA for the treatment of rheumatoid arthritis. The IC50 of KIO-101 on selected tyrosine kinases, such as PI3K, AKT and JAK, is more than 10,000-fold above the IC50 of KIO-101 for DHODH. In general, side effects are not expected and have not been observed to date in animal and human studies after KIO-101 administration.

The postulated mode of action of KIO-101 is depicted below.

Phase 1b:

The results of a Phase 1b study of KIO-101 eye drops in adults with and without ocular surface inflammation were reported in the fourth quarter of 2021.

Design

The first part of this single center, randomized, double-masked study was to explore safety and tolerability of KIO-101 in a healthy population and the second part was to investigate a potential efficacy signal in patients with ocular surface inflammation and hyperemia. Part 1 (cohorts 1 through 3) consisted of healthy volunteers receiving dose escalating concentrations of KIO-101 as noted on the figure below. Specifically, healthy volunteers were repeatedly treated with ascending doses of KIO-101 (0.05%, 0.15%, 0.30%) and placebo eyedrops. Subjects receiving 0.05% and 0.15% eyedrops showed excellent tolerability. Both doses can be used for future studies in patients having an infection or inflammation on the ocular surface. No Severe Adverse Events (“SAE”s) or severe ocular Adverse Events (“AE”s) were reported in any patients. In the 0.3% group, two patients withdrew for epistaxis and further dosing in the entire 0.3% group was stopped. No lab abnormalities in these two or any patients were observed and further toxicology studies are ongoing, including the 0.3% dose.

In the second part (cohort 4) of this study, 21 patients diagnosed with ocular surface inflammation, a key driver of ocular surface disease including dry eye disease, were evaluated. These patients were treated BID for 12 days with 0.15% of KIO-101 (n=14) or vehicle (n=7). The key inclusion criteria were conjunctival hyperemia score >2 (on the Efron scale of 0-5) and an Ocular Surface Disease Index (OSDI) score of > 22. Primary endpoints included safety and tolerability. Secondary and exploratory endpoints included pharmacokinetics of KIO-101 as well as change from baseline in OSDI, conjunctival hyperemia, tear break up time (“TBUT”), corneal staining (Fluorescein), and conjunctival staining (Lissamine Green), ocular discomfort, lid edema, lid erythema.

Study Results

The results demonstrated favorable safety and tolerability of KIO-101, as well as statistically significant improvements in conjunctival hyperemia, a key inclusion criterion for the 21 patients enrolled with ocular surface inflammation and a recognized clinical sign in patients with ocular surface inflammation. At Day 13, 100% (Figure X below) of patients treated with KIO-101 (14/14) saw a reduction >1 from baseline, measured on the Efron scale (0-5), versus only 42.8% with vehicle control (3/7) (p < 0.006). The mean reduction in conjunctival hyperemia score from baseline to Day 13 demonstrated statistically significant difference in active treatment vs. vehicle control groups (-1.055 vs. -0.604; p = 0.0316). This apparent drug effect on conjunctival hyperemia was lost when patients were assessed at the Day 20 post-treatment follow-up, which occurred 8 days after the last dose was administered, further supporting a potential positive drug effect. There was a numerical trend favoring KIO-101 in ocular surface disease index (“OSDI”), but no statistically significant differences were observed in TBUT, corneal staining, conjunctival staining nor other exploratory endpoints. A larger sample size and dosing period longer than two weeks will likely be necessary to effectively evaluate a statistical drug effect on these additional efficacy endpoints.

Figure X: Percent of patients with reduction of >1

No Severe Adverse Events (SAEs) or severe ocular Adverse Events (AEs) were reported. In the 0.3% group, 2 patients withdrew for epistaxis (nose bleeds) and dosing was stopped, with no lab abnormalities in these 2 or any patients observed. In cohort 4, no difference was observed in the frequency of ocular AEs in active vs. control.

Clinical Development Plan

We expect to initiate a Phase 2 clinical trial with KIO-101 eye drops in the second half of 2022 in patients with ocular manifestations of systemic autoimmune conditions, including but may not be limited to dry eye disease associated with rheumatoid arthritis.

KIO-101: Non-Infectious Posterior Uveitis

Phase 1a/2b Safety Study:

A first in human clinical study to evaluate the safety of intravitreally applied KIO-101 in patients with chronic, non-infectious uveitis was conducted and the final study report was completed in 2021.

Design

KIO-101 was applied as a single, intravitreal injection of 300, 600 and 1,200 ng per eye. The primary objective of the study was to assess the safety and tolerability of ascending doses of KIO-101 in patients. The secondary objectives were to assess improvement of intraocular inflammation and to evaluate the pharmacokinetics of KIO-101 in patients. For this study, KIO-101 was formulated as a sterile, aqueous solution for intravitreal injection.

The purpose of this study was to assess safety, pharmacokinetic (“PK”), and efficacy data of 12 treated patients. KIO-101 showed an excellent safety profile and promising efficacy signals in improvement of inflammatory parameters and visual acuity in uveitis patients.

Study Results

The assessment of the evaluated efficacy parameters shows a clear dose dependent treatment effect in improvement of visual acuity at day 14 post dosing. Figure 1 shows the mean change in letters read from baseline for patients treated in cohorts 1, 2, and 3 (300, 600, and 1,200 ng per eye).

Figure 1: Improvement of visual acuity in cohorts 1, 2, and 3 at day 14 post dose

Upon analysing only the highest dose group (1,200 ng per eye, cohort 3), a fundamental mean improvement of visual acuity is seen in the patients, which started within the first week post injection (Day 7) and lasted beyond the last study visit (Day 28). Figure 2 shows the mean letters read change from baseline to study Days 7, 14, and 28 for patients treated in cohort 3.

Figure 2: Improvement of visual acuity in cohort 3 on study days 7, 14, and 28

Apart from improved visual acuity, improvements in vitreous haze and reduction in macular edema were observed in the patients treated with KIO-101. We have no current plan to develop KIO-101 further for this indication.

KIO-201: PRK Surgical Recovery Pivotal Study

Pivotal Study:

In the fourth quarter of 2019, we reported positive topline results from our corneal wound repair pivotal clinical trial of KIO-201 for the corneal re-epithelialization in patients having undergone PRK surgery.

Design

The prospective, controlled study randomized 234 patients undergoing bilateral PRK surgery and was designed to assess safety and efficacy by comparing KIO-201 to the current standard- of-care, a bandage contact lens (“BCL”). The primary endpoint was the proportion of study eyes achieving complete wound closure on Day 3 (and remaining closed). This assessment was evaluated by an independent masked reading center, using digital slit-lamp photographs of fluorescein staining in all treated eyes, and a protocol-driven method to quantify the outcomes.

The enrolled patients were randomized into one of two study groups, with patients receiving the same treatment in both eyes:

●	Arm 1 (n=117) was comprised of KIO-201 QID for two weeks after surgery.
●	Arm 2 (n=117) was comprised of BCL administered four times daily.

Study Results

KIO-201 demonstrated superiority for the primary endpoint with a p-value of 0.0203. The statistical significance measurement was based on the number of patients in each arm that achieved complete corneal defect closure three days post refractive surgery. At Day 3, 80.2% of eyes receiving the KIO-201 treatment regimen were completely healed, compared with 67.0% for BCL. Additionally, at Day 2, the average wound size for all eyes treated with KIO-201 was 3.61 mm2, compared to 6.66 mm2 for eyes treated with BCL, which is 46% smaller than the standard-of-care as noted in the graph below. As described further, the use of KIO-201 resulted in smaller wounds in the acute healing phase after PRK surgery compared to the standard of care (bandage contact lenses, BCL). This data gives confidence that patients will be able to resume normal activities earlier when treated with KIO-201 compared to BCL.

Clinical Development Plan

We expect to determine regulatory status of KIO-201 through discussions with the FDA in the second half of 2022.

KIO-201: Punctate Epitheliopathies with a Focus on Dry Eye

Follow-On Pilot Study:

In the first quarter of 2020, we reported positive topline results from the follow-on clinical trial of KIO-201 evaluating the potential to help clinicians better manage patients with dry eye.

Design

This positive controlled, investigator masked study enrolled 20 patients, or 40 eyes, with dry eye. This study confirmed the ability of KIO-201 eye drops to demonstrate improvement of the ocular surface for several important ophthalmic endpoints. KIO-201 eye drops showed an improvement in central corneal region staining, high order ocular aberrations (“HOA”) and best corrected visual acuity (“BCVA”), outperforming the positive control, Allergan’s Refresh Plus Preservative-Free (“Refresh Plus”) lubricant eye drop.

Prior to randomization there was a one-week run in period where all patients took Refresh eye drops only in both eyes. Patients with a corneal staining score of ≥4, using the NEI scale, and a TBUT of ≤7 seconds at Day 0, or at the end of the 7-day run-in period, then entered the 14-day treatment phase. To be randomized at Day 0, both eyes had to qualify and have similar scores for staining and TBUT. The patient acted as their own control and one eye was treated with Refresh Plus eye drops and the other eye was treated with KIO-201 eye drops.

The twenty enrolled patients had one eye randomized to the KIO-201 treatment group and the other eye randomized to the Refresh Plus treatment group, for a total of 40 eyes randomized:

●	Arm 1 (n=20 eyes) received KIO-201 eye drops four times daily for four weeks.
●	Arm 2 (n=20 eyes) received Refresh Plus eye drops four times daily for four weeks.

The primary endpoint was based on corneal epithelial healing as measured by fluorescein staining. Punctate epithelial erosions are a sign of epithelial compromise (corneal barrier disruption) which is characterized by a breakdown of the epithelium of the cornea and an increased permeability to fluorescein dye. Thus, fluorescein dye is used to clinically evaluate the severity of corneal barrier disruption. The National Eye Institutes (“NEI”) scale was used, which divides the cornea into five different regions. Each region was scored on a scale from 0 to 3 for a total maximum score of 15 (a higher score represented a more severe disruption of the corneal barrier). To be randomized into the study, each eye had to have a minimum total score of 4.

Study Results

At all visits, all corneal regions were assessed, but of particular interest due to vision quality involvement and corneal sensitivity, is the central region of the cornea. All 20 patients randomized had a minimum scoring for the whole cornea (i.e., all 5 regions) of at least 4 (maximum score = 15) in both eyes, and 16 of these patients also had a minimum score of at least 1 (maximum score = 3) in the central region of the cornea in both eyes. KIO-201 demonstrated a positive treatment effect as compared to Refresh Plus at both Day 7 and Day 14. The overall improvement (i.e., reduction in staining) at Day 14 was approximately 27% from baseline versus only approximately 9% for the positive control, Refresh Plus eye drops. KIO-201 also showed improvement more quickly than Refresh Plus eye drops with an approximately 10% reduction in staining versus an increase in staining of approximately 7% for the Refresh Plus treatment group.

The uniqueness of KIO-201 is the combination of the high viscosity profile with a high shear rate. This means that with blinking or other sources of shearing or energy that the viscosity of KIO-201 temporarily drops. Thus, this clinical study was also used to confirm that KIO-201 does not result in blurriness of vision while on the eye. After all endpoint assessments were completed, one drop of KIO-201 and one drop of Refresh Plus was instilled onto each eye. This was completed in a masked fashion based on randomization of each eye per drop. BCVA measurements were taken at 30 and 60 minutes to determine if instillation of either KIO-201 or Refresh Plus caused blurriness or a change in vision. At all assessment time points there was essentially no change in BCVA for KIO-201 or Refresh Plus, but KIO-201 did perform better than Refresh Plus. At 30 minutes post instillation, KIO-201 saw a negative change of 0.4% versus a negative change of 1.0% for Refresh Plus. At 60 minutes, KIO-201 had a positive effect of 0.2% versus a negative effect of 0.3% for Refresh Plus. We have no current plan to develop KIO-201 further for this indication.

Intellectual Property and Proprietary Rights

Overview

We are building an intellectual property portfolio for our KIO-101, KIO-201, and KIO-301 platforms and any other product candidates that we may develop, as well as other devices and product candidates for treatment of ocular indications in the U.S. and abroad. We currently seek, and intend to continue to seek, patent protection in the U.S. and internationally for our product candidates, methods of use, and processes for manufacture, and for other technologies, where appropriate. Our current policy is to actively seek to protect our proprietary position by, among other things, filing patent applications in the U.S. and abroad relating to proprietary technologies that are important to the development of our business. We also rely on, and will continue to rely on, trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for the technologies that we consider important to our business, our ability to defend our patents, and our ability to preserve the confidentiality of our trade secrets and operate our business without infringing the patents and proprietary rights of third parties.

Patent Portfolio

Our patent portfolio includes drug delivery device patents directed to KIO-101 as composition-of-matter, formulations thereof and its therapeutic uses in the treatment of ocular disorders and diseases and more. In addition, KIO-301 holds a patent portfolio consisting of platform enabling IP, composition-of-matter, methods of use, and formulations thereof. These issued patents will expire between 2023 and 2036. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant new drug application or NDA. See “Government Regulation—Patent Term Restoration and Marketing Exclusivity” below.

We hold seven U.S. patents and 40 international patents.

License Agreements

We are a party to six license agreements as described below. These license agreements require us to pay or receive royalties or fees to or from the licensor based on revenue or milestones related to the licensed technology.

On July 2, 2013, we (through our subsidiary, Kiora Pharmaceuticals, GmbH) entered into a patent and know-how assignment agreement with 4SC Discovery GmbH (“4SC”) transferring to us all patent rights and know-how to the compound KIO-101. We are responsible for paying royalties of 3.25% on net sales of KIO-101.

On July 2, 2013, we (through our subsidiary, Kiora Pharmaceuticals, GmbH) entered into an out-license agreement with 4SC granting 4SC the exclusive worldwide right to commercialize the compound KIO-101 for rheumatoid arthritis and inflammatory bowel disease, including Crohn’s Disease and Ulcerative Colitis. We are eligible to receive milestone payments totaling up to 155 million euros, upon and subject to the achievement of certain specified developmental and commercial milestones. We have not received any milestones from 4SC. In addition, we are eligible to receive royalties of 3.25% on net sales of KIO-101.

On September 12, 2013, we (through our subsidiary, Jade Therapeutics, Inc.) entered into an agreement with Lineage Cell Therapeutics, Inc. (“Lineage”), formerly known as BioTime, Inc. granting to us the exclusive worldwide right to commercialize cross-linked thiolated carboxymethyl hyaluronic acid (“modified HA”) for ophthalmic treatments in humans. The agreement requires us to pay an annual fee of $30,000 and a royalty of 6% on net sales of KIO-201 to Lineage based on revenue relating to any product incorporating the modified HA technology. The agreement expires when patent protection for the modified HA technology lapses in August 2027.

On September 26, 2018, we entered into an intellectual property licensing agreement (the “SentrX Agreement”) with SentrX, a veterinary medical device company that develops and manufactures veterinary wound care products. Under the SentrX Agreement, we in-licensed the rights to trade secrets and know-how related to the manufacturing of KIO-201. The SentrX Agreement enables us to pursue a different vendor with a larger capacity for manufacturing and an FDA-inspected facility for commercialization of a product for human use. Under the SentrX Agreement, SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified developmental and commercial milestones. The term of the agreement is until the Product is no longer in the commercial marketplace.

On April 23, 2020, we (through our subsidiary, Kiora Pharmaceuticals Pty Ltd) entered into an agreement with the University of California (“UC”) granting to us the exclusive rights to its pipeline of photoswitch molecules. The agreement requires us to pay an annual fee to UC of $5,000, as well as payments to UC upon the achievement of certain development milestone and royalties based on revenue relating to any product incorporating KIO-301. The Company is obligated to pay royalties on net sales of two percent (2%) of the first $250 million of net sales, one and a quarter percent (1.25%) of net sales between $250 million and $500 million, and one half of one percent (0.5%) of net sales over $500 million. The agreement expires on the date of the last-to-expire patent included in the licensed patent portfolio which is January 2030.

On May 1, 2020, we (through our subsidiary, Kiora Pharmaceuticals Pty Ltd) entered into an agreement with Photoswitch Therapeutics, Inc. (“Photoswitch”) granting to us access to certain patent applications and IP rights with last-to-expire patent terms of January 2030. The agreement calls for payments to Photoswitch upon the achievement of certain development milestones and upon first commercial sale of the product.

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

Sales and Marketing

If KIO-101, KIO-201 or KIO-301 is approved by the FDA for commercial sale, we may enter into agreements with third parties to sell KIO-101, KIO-201 or KIO-301, or we may choose to market these directly to physicians in the United States or globally through our own sales and marketing force and related internal commercialization infrastructure. If we market KIO-101, KIO-201 or KIO-301 directly, we will need to incur significant additional expenses and commit significant additional management resources to establish and train an internal sales and marketing force to market and sell KIO-101, KIO-201 or KIO-301.

Manufacturing

We currently do not have an in-house manufacturing capability for our products and as a result, we will depend heavily on third-party contract manufacturers to produce and package our products. We currently do not have any contractual relationships with third-party manufacturers. We intend to rely on third-party suppliers that we have used in the past for the manufacturing of various components that comprise our KIO-101, KIO-201 or KIO-301 and other contemplated clinical trials.

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

FDA approval is required before any new drug, can be marketed in the U.S. The process required by the FDA before a new drug product may be marketed in the U.S. generally involves:

●	completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s good laboratory practice or GLP, regulation;
●	submission to the FDA of an Investigational New Drug or IND, for human clinical testing which must become effective before human clinical trials may begin in the U.S.;
●	approval by an independent institutional review board or IRB, at each site where a clinical trial will be performed before the trial may be initiated at that site;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed product candidate for each intended use;
●	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s current Good Manufacturing Practice or cGMP regulations;
●	submission to the FDA of a new drug application or NDA, which must be accepted for filing by the FDA;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	payment of user fees, if applicable; and
●	FDA review and approval of the NDA.

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

Sponsors of clinical trials generally must register and report, at the National Institutes of Health-maintained website ClinicalTrials.gov, the key parameters of certain clinical trials. For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

●	Phase 1: The product is initially introduced into healthy human patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness.
●	Phase 2: The product is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more extensive clinical trials.
●	Phase 3: These are commonly referred to as pivotal studies. When Phase 2 evaluations demonstrate that a dose range of the product appears to be effective and has an acceptable safety profile, trials are undertaken in large patient populations to further evaluate dosage, to obtain additional evidence of clinical efficacy and safety in an expanded patient population at multiple, geographically-dispersed clinical trial sites, to establish the overall risk-benefit relationship of the product and to provide adequate information for the labeling of the product.
●	Phase 4: In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the product’s safety and effectiveness after NDA approval. Such post-approval trials are typically referred to as Phase 4 studies.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease. A rare disease or condition is defined by the regulatory agency as one affecting fewer than 200,000 individuals in the United States or more than 200,000 individuals where there is no reasonable expectation that the product development cost will be recovered from product sales in the United States. The request form for orphan drug designation must be filed before submitting an NDA and does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. On March 17, 2022, we were granted Orphan Drug Designation by the U.S. FDA for the Active Pharmaceutical Ingredient (“API”) in KIO-301.

If a product with orphan drug designation subsequently receives the first FDA approval for the disease for which it was studied, the sponsor will be entitled to seven years (7) of product marketing exclusivity. This means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited and rare circumstances, for seven years. If a competitor obtains approval of the same drug, as defined by the FDA, or if KIO-301 is determined to be contained within a competitor’s product for the same indication or disease, the competitor’s exclusivity could block the approval of KIO-301 in the designated orphan indication for seven years, unless superior safety or efficacy of our drug is demonstrated.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

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

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years (5) as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of fourteen (14) years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for extension must be made prior to expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

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

Third Party Payor Coverage and Reimbursement

Reimbursement is expected to use standard approaches for Ophthalmology. The commercial success of KIO-101, KIO-201 and KIO-301, if and when commercialized, and our other product candidates will depend, in part, upon the availability of coverage and reimbursement from third party payors at the federal, state and private levels, including U.S. Government payor programs, such as Medicare and Medicaid, private health care insurance companies and managed care plans that have attempted to control costs by limiting coverage and the amount of reimbursement for particular procedures or drug treatments. The U.S. Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. Ongoing federal and state government initiatives directed at lowering the total cost of health care will likely continue to focus on healthcare reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid payment systems.

We expect that the pharmaceutical industry will continue to experience pricing pressures due to these initiatives and the trend toward managed healthcare and the increasing influence of managed care organizations. Our results of operations could be adversely affected by current and future healthcare reforms.

Some third-party payors also require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers that use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for KIO-101, KIO-201 and KIO-301, or any other product candidate that we may develop and operate profitably.

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

Employees and Human Capital Resources

As of December 31, 2021, we had fourteen full time employees. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees and have experience with drug development. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth, and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, equity awards, healthcare and insurance benefits, paid time off, family leave, and flexible work schedules, among other benefits. We have taken proactive steps throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

Our Corporate Information

Kiora Pharmaceuticals, Inc. was formed in Delaware on December 26, 2004 under the name EyeGate Pharmaceuticals, Inc. On November 8, 2021, we completed a merger of our wholly-owned Delaware subsidiary, Kiora Pharmaceuticals, Inc. (incorporated in October 2021) into EyeGate Pharmaceuticals, Inc., which merger resulted in the amendment of our restated certificate of incorporation to change our name to “Kiora Pharmaceuticals, Inc.” effective November 8, 2021 (the “Name Change”). In connection with the name change, we changed our symbol on the Nasdaq Capital Market to “KPRX” and began using a new CUSIP number for shares of our common stock (49721T101) effective at the market open on November 8, 2021.We were originally incorporated in 1998 under the name of Optis France S.A. in Paris, France. We have four wholly-owned subsidiaries: Jade Therapeutics, Inc., Kiora Pharmaceuticals, GmbH (formerly known as Panoptes Pharma Ges.m.b.H), Bayon Therapeutics, Inc., and Kiora Pharmaceuticals Pty Ltd (formerly known as Bayon Therapeutics Pty Ltd). Our former subsidiary, EyeGate Pharma S.A.S. was dissolved effective December 31, 2020. Our principal executive offices are located at 1371 East 2100 South, Suite 200, Salt Lake City, Utah, 84105, and our telephone number is (781) 788-8869.

Available Information and Website

We maintain an internet website at www.kiorapharma.com and make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the United States Securities and Exchange Commission, or the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as an inactive technical reference only.

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

●	We have incurred significant operating losses since our inception, which have caused management to determine there is substantial doubt regarding our ability to continue as a going concern. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
●	The coronavirus pandemic could adversely impact our business, including clinical trials.
●	We depend heavily on the success of KIO-101, KIO-201 and KIO-301. If we are unable to successfully obtain marketing approval for KIO-101, KIO-201 or KIO-301, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize KIO-101, KIO-201 or KIO-301, our business will be materially harmed.
●	If clinical trials of KIO-101, KIO-201, KIO-301, or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be delayed or unable to complete, the development and commercialization of KIO-101, KIO-201, KIO-301 or any other product candidate.
●	Even if KIO-101, KIO-201, KIO-301 or any other product candidate that we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for our product candidates may be smaller than we estimate.
●	If we are unable to establish sales, marketing and distribution capabilities, we may not be successful in KIO-101, KIO-201, KIO-301 or any other product candidates that we may develop if and when they are approved.
●	We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.
●	Even if we are able to commercialize KIO-101, KIO-201, KIO-301 or any other product candidate that we may develop, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.
●	We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
●	If we are not able to obtain required regulatory approvals, we will not be able to commercialize KIO-101, KIO-201, KIO-301 or any other product candidate that we may develop, and our ability to generate revenue will be materially impaired.
●	We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.
●	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

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

Since inception, we have incurred significant operating losses. Our net loss was approximately $16.4 million for the year ended December 31, 2021, $8.1 million for the year ended December 31, 2020 and $124.7 million from the period of inception (December 26, 2004) through December 31, 2021. To date, we have financed our operations primarily through private placements and public offerings of our securities, and payments from our license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2008, clinical trials. We are still in the development stage of our product candidates and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our recurring losses from operations have caused management to determine there is substantial doubt regarding our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2021 with respect to this uncertainty.

We anticipate that our expenses will continue to be significant with the clinical trials for the ongoing development of our KIO-101, KIO-201 and KIO-301 products.

Our expenses will also increase if and as we:

●	seek marketing approval for KIO-101, KIO-201 and KIO-301, whether alone or in collaboration with third parties;
●	continue the research and development of KIO-101, KIO-201 and KIO-301 and any of our other product candidates;
●	seek to develop additional product candidates;
●	in-license or acquire the rights to other products, product candidates or technologies;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	establish sales, marketing and distribution capabilities and scale up and validate external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, scientific and management personnel;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and planned future commercialization efforts and our operations as a public company; and
●	increase our insurance coverage as we expand our clinical trials and commence commercialization of KIO-101, KIO-201 and KIO-301.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if:

●	we are required by the U.S. FDA or foreign equivalents to perform studies or clinical trials in addition to those currently expected; and
●	there are any delays in enrollment of patients in or completing our clinical trials or the development of KIO-101, KIO-201, KIO-301 or any other product candidates that we may develop.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize KIO-101, KIO-201, KIO-301 or other product candidates that we may develop, which may never occur. This will require us to be successful in a range of challenging activities, including:

●	establishing collaboration, distribution, or other marketing arrangements with third parties to commercialize KIO-101, KIO-201 and KIO-301 in markets outside the U.S.;
●	achieving an adequate level of market acceptance of our product candidates;
●	protecting our rights to our intellectual property portfolio related to our product candidates; and
●	ensuring the manufacture of commercial quantities of KIO-101, KIO-201 and KIO-301.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly continuing the clinical development of our KIO-101, KIO-201 and KIO-301 products. In the future, we expect to raise additional financial resources for the continued clinical development of KIO-101, KIO-201, KIO-301 and other product candidates we may develop. In addition, if we obtain regulatory approval for any of our product candidates, we would need to devote substantial financial resources to commercialization efforts, including product manufacturing, marketing, sales, and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

●	the progress, costs and outcome of our clinical trials for our product candidates and of any clinical activities required for regulatory review of our product candidates outside of the U.S.;
●	the costs and timing of process development and manufacturing scale up and validation activities associated with our product candidates;
●	the costs, timing and outcome of regulatory review of our product candidates in the U.S., and in other jurisdictions;
●	the costs and timing of commercialization activities for our product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;
●	subject to receipt of marketing approval, the amount of revenue received from commercial sales of our product candidates;

●	our ability to establish collaborations on favorable terms, if at all, particularly manufacturing, marketing and distribution arrangements for our product candidates;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we in-license or acquire rights to other products, product candidates or technologies for the treatment of ophthalmic diseases.

As of December 31, 2021, we had cash and cash equivalents of $7.9 million. We believe we will have sufficient cash to fund planned operations through July 31, 2022, however, the acceleration or reduction of cash outflows by management can significantly impact the timing needed for raising additional capital to complete development of our products. To continue development, we will need to raise additional capital through debt and/or equity financing or access additional funding through U.S. or foreign grants. Although we completed our initial public offering and subsequent public offerings, registered direct offerings and private placements, additional capital may not be available on terms favorable to us, if at all. Accordingly, no assurances can be given that management will be successful in these endeavors. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. Our commercial revenues, if any, will be derived from sales of KIO-101, KIO-201, KIO-301 or any other products that we successfully develop, none of which we expect to be commercially available for several years, if at all. In addition, if approved, any product candidate that we develop or any product that we in-license may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

We are a clinical-stage company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies, and conducting clinical trials of KIO-101, KIO-201 and KIO-301. We have not yet demonstrated our ability to successfully complete development of a product candidate, obtain marketing approvals, manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization.

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

We are subject to the risks of fluctuating foreign currency exchange rates, which could have an adverse effect on the costs and expenses of our foreign subsidiary. As a result, currency fluctuations among the United States dollar, euro, Australian dollar and the other currencies in which we do business have caused and will continue to cause foreign currency translation and transaction gains and losses. We have not used forward exchange contracts to hedge our foreign currency exposures. In the future, we may undertake to manage foreign currency risk through hedging methods, including foreign currency contracts. We recognize foreign currency gains or losses arising from our operations in the period incurred. We cannot guarantee that we will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Risks Related to the Discovery and Development of Our Product Candidates

We depend heavily on the success of KIO-101, KIO-201 and KIO-301. If we are unable to successfully obtain marketing approval for KIO-101, KIO-201 and KIO-301, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize KIO-101, KIO-201 and KIO-301, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of KIO-201, and we expect to invest a significant portion of our efforts and financial resources in the development of KIO-101 and KIO-301 in the future. There remains a significant risk that we will fail to successfully develop either product candidate.

We cannot accurately predict when or if KIO-101, KIO-201 or KIO-301 will prove effective or safe in humans or whether it will receive marketing approval. Our ability to generate product revenues, which may never occur, will depend heavily on our obtaining marketing approval for and commercializing KIO-101, KIO-201 and KIO-301.

The success of KIO-101, KIO-201 and KIO-301 will depend on several factors, including the following:

●	obtaining favorable results from clinical trials;
●	applying for and receiving marketing approvals from applicable regulatory authorities for KIO-101, KIO-201 and KIO-301;
●	making arrangements with third-party manufacturers for commercial quantities of KIO-101, KIO-201 and KIO-301 and receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities;
●	establishing sales, marketing and distribution capabilities and launching commercial sales of KIO-101, KIO-201 and KIO-301, if and when approved, whether alone or in collaboration with others;

●	acceptance of KIO-101, KIO-201 and KIO-301, if and when approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies, including the existing standard-of-care;
●	maintaining a continued acceptable safety profile of KIO-101, KIO-201 and KIO-301 following approval;
●	obtaining and maintaining coverage and adequate reimbursement from third-party payors;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and
●	protecting our rights in our intellectual property portfolio related to KIO-101, KIO-201 and KIO-301.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize KIO-101, KIO-201 and KIO-301, which would materially harm our business.

If clinical trials of KIO-101, KIO-201, KIO-301 or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be delayed or unable to complete, the development and commercialization of KIO-101, KIO-201, KIO-301 or any other product candidate.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize KIO-101, KIO-201, KIO-301 or any other product candidates that we may develop, including:

●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	any third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

●	we may decide, or regulators or institutional review boards may require us, to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, or institutional review boards to suspend or terminate the trials.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not favorable or are only modestly favorable or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our product candidates;
●	not obtain marketing approval at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
●	be subject to additional post-marketing testing requirements; or
●	have the product removed from the market after obtaining marketing approval.

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

We may not be able to initiate or continue clinical trials for KIO-101, KIO-201 and KIO-301, or our other product candidates that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. In addition, some of our competitors may have ongoing clinical trials for product candidates that treat the same indications as KIO-101, KIO-201 and KIO-301, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

If KIO-101, KIO-201, KIO-301 or any of our other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or early-stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound.

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

Risks Related to the Commercialization of Our Product Candidates

Even if KIO-101, KIO-201, KIO-301 or any other product candidate that we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success and the market opportunity for our product candidates may be smaller than we estimate.

If KIO-101, KIO-201, KIO-301 or any other product candidate that we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community.

Our assessment of the potential market opportunity for KIO-101, KIO-201 and KIO-301 is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. If the actual market for KIO-101, KIO-201 and KIO-301 is smaller than we expect, our product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.

If we are unable to establish sales, marketing and distribution capabilities, we may not be successful in KIO-101, KIO-201, KIO-301 or any other product candidates that we may develop if and when they are approved.

We do not have a sales or marketing infrastructure. To achieve commercial success for any product for which we have obtained marketing approval and have not licensed the commercialization rights, we will need to establish sales, marketing, and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties.

In the future, we plan to build sales and marketing infrastructure to market or co-promote KIO-101, KIO-201 and KIO-301 products and possibly other product candidates that we develop, if and when they are approved. There are risks involved with establishing our own sales, marketing, and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of KIO-101, KIO-201, or any other product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize product candidates on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe our products;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

We expect to enter into arrangements with third parties to perform consulting, sales, marketing, and distribution services in markets outside the U.S. We may also enter into arrangements with third parties to perform these services in the U.S. if we do not establish our own sales, marketing, and distribution capabilities in the U.S. or if we determine that such third-party arrangements are otherwise beneficial. Our product revenues and our profitability, if any, under any such third-party sales, marketing or distribution arrangements are likely to be lower than if we were to market, sell and distribute our product candidates. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales, marketing, and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing KIO-101, KIO-201, KIO-301 or any other product candidates that we may develop.

We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to KIO-101, KIO-201, KIO-301 and our other current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

In addition, our ability to compete may be affected in many cases by insurers or other third-party payors, particularly Medicare, seeking to encourage the use of generic products. Generic products are currently being used for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If KIO-101, KIO-201, KIO-301 or any other product candidate that we may develop achieves marketing approval, we expect that it will be priced at a premium over competitive products.

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

Even if we are able to commercialize KIO-101, KIO-201, KIO-301 or any other product candidate that we may develop, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.

Our ability to commercialize KIO-101, KIO-201, KIO-301 or any other product candidates that we may develop successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for our product candidates and, even if they are available, the level of reimbursement may not be satisfactory.

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

We face an inherent risk of product liability exposure related to the use of the product candidates that we develop in human clinical trials and will face an even greater risk if we commercially sell any products that we develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue;
●	reduced time and attention of our management to pursue our business strategy; and
●	the inability to commercialize any products that we develop.

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

We expect to utilize a variety of types of collaboration, distribution, and other marketing arrangements with third parties to commercialize KIO-101, KIO-201 and KIO-301 in markets outside the U.S. We also may enter into arrangements with third parties to perform these services in the U.S. if we do not establish our own sales, marketing and distribution capabilities in the U.S. or if we determine that such third-party arrangements are otherwise beneficial. We also may seek third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing, or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. To date, the only agreements we entered into were our Licensing Agreements with BHC, which were terminated effective March 14, 2019. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If we do not receive the funding we expect under any future collaboration agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of our collaborators.

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

We contract with third parties for the manufacture of KIO-101, KIO-201 and KIO-301 for clinical trials and expect to continue to do so in connection with the commercialization of KIO-101, KIO-201, KIO-301 and for clinical trials and commercialization of any other product candidates that we may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of KIO-101, KIO-201, KIO-301 or any other of our product candidates. We rely, and expect to continue to rely, on third parties to manufacture clinical and commercial supplies of KIO-101, KIO-201 and KIO-301, preclinical and clinical supplies of our other product candidates that we may develop, and commercial supplies of products if and when any of our product candidates receives marketing approval. Our current and anticipated future dependence upon others for the manufacture of KIO-101, KIO-201, KIO-301 and any other product candidate or product that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.

We currently rely exclusively on third-party manufacturers to assemble and prepare KIO-101, KIO-201 and KIO-301 on a purchase order basis. We do not currently have any contractual commitments for commercial supply of bulk drug substance for KIO-101, KIO-201 and KIO-301, or fill-finish services. We also do not currently have arrangements in place for redundant supply or a second source for bulk drug substance for KIO-101, KIO-201 and KIO-301, or for fill-finish services. The prices at which we are able to obtain supplies of KIO-101, KIO-201, KIO-301 and fill-finish services may vary substantially over time and adversely affect our financial results.

If our third-party manufacturers for KIO-101, KIO-201 or KIO-301 fail to fulfill our purchase orders or should become unavailable to us for any reason, we believe that there are a limited number of potential replacement manufacturers, and we likely would incur added costs and delays in identifying or qualifying such replacements. We could also incur additional costs and delays in identifying or qualifying a replacement manufacturer for fill-finish services if our existing third-party manufacturer should become unavailable for any reason. We may be unable to establish any agreements with such replacement manufacturers or to do so on acceptable terms. Even if we could transfer manufacturing to a different third party, the shift would likely be expensive and time consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need FDA approval before using or selling any products manufactured at that facility.

In connection with our application for a license to market KIO-101, KIO-201, KIO-301 or other product candidates in the U.S., we may be required to conduct a comparability study if the product we intend to market is supplied by a manufacturer different from the one who supplied the product evaluated in our clinical studies. Delays in designing and completing this study to the satisfaction of the FDA could delay or preclude our development and commercialization plans and thereby limit our revenues and growth.

Reliance on third-party manufacturers entails additional risks, including:

●	KIO-101, KIO-201, KIO-301 and any other product candidates that we may develop may compete with other product candidates and products for access to a limited number of suitable manufacturing facilities that operate under current good manufacturing practices (“cGMP”) regulations;
●	reliance on the third party for regulatory compliance and quality assurance;
●	the possible breach of the manufacturing agreement by the third party;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

The patent position of pharmaceutical, biotechnology and medical device companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability, and commercial value of our owned or licensed patent rights are highly uncertain. We currently have 34 pending patents. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. In particular, during prosecution of any patent application, the issuance of any patents based on the application may depend upon our ability to generate additional preclinical or clinical data that support the patentability of our proposed claims. We may not be able to generate sufficient additional data on a timely basis, or at all. Moreover, changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the medical device, biotechnology, and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office. The risks of being involved in such litigation and proceedings may increase as our product candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. We may not be aware of all such intellectual property rights potentially relating to our product candidates and their uses. Thus, we do not know with certainty that KIO-101, KIO-201, KIO-301 or any other product candidate, or our commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain required regulatory approvals, we will not be able to commercialize KIO-101, KIO-201, KIO-301 or any other product candidate that we may develop, and our ability to generate revenue will be materially impaired. The marketing approval process is expensive, time-consuming, and uncertain. As a result, we cannot predict when or if we, or any collaborators we may have in the future, will obtain marketing approval to commercialize KIO-101, KIO-201, KIO-301 or any other product candidate.

The activities associated with the development and commercialization of our product candidates, including KIO-101, KIO-201 and KIO-301, including design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and similar regulatory authorities outside the U.S. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market KIO-101, KIO-201, KIO-301 or any other product candidate from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs and consultants to assist us in this process.

The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive and may take many years, especially if additional clinical trials are required, if approval is obtained at all. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity, and potency. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that KIO-101, KIO-201, KIO-301 or any other product candidate that we may develop is not safe, effective or pure, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

The regulatory process can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell KIO-101, KIO-201, KIO-301 and any other product candidate that we may develop in other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be sold in that country. We or these third parties may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Even if we, or any collaborators we may have in the future, obtain marketing approvals for KIO-101, KIO-201, KIO-301 or our other product candidates, the terms of those approvals, ongoing regulations and post-marketing restrictions may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any collaborators we may have in the future, must therefore comply with requirements concerning advertising and promotion for any of our products for which we or they obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, if KIO-101, KIO-201, KIO-301 or any other product candidate that we may develop receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales of the product.

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

Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion or manufacturing of prescription products may lead to investigations by the FDA, Department of Justice and state Attorneys General alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various adverse results, including:

●	restrictions on such products, manufacturers, or manufacturing processes;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of our products;
●	product seizure; or
●	injunctions or the imposition of civil or criminal penalties.

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidates, including KIO-101, KIO-201 and KIO-301, for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state, and foreign healthcare laws and regulations that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which imposes obligations, including mandatory contractual terms, on covered healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could affect our ability to profitably sell or commercialize any product candidate, including KIO-101, KIO-201 and KIO-301, for which we obtain marketing approval or that we may in-license. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product.

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

In March 2010, former President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively “PPACA”). Among the provisions of PPACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any of our product candidates and that are approved for sale, are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
●	a new Medicare Part D coverage gap discount program, in which participating manufacturers must agree to offer 50% point-of-sale discounts off negotiated drug prices during the coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, and the addition of new government investigative powers, and enhanced penalties for noncompliance;
●	extension of manufacturers’ Medicaid rebate liability;
●	expansion of eligibility criteria for Medicaid programs; and
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 unless additional Congressional action is taken. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding. In addition, it is possible that changes in administration and policy could result in additional proposals and/or changes to health care system legislation.

Additionally, there has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At both the federal and state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

We are highly dependent on the research and development, clinical and business development expertise of Brian Strem, our Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team and a number of third-party consultants. Although we have entered into an employment agreement with Dr. Strem, he may terminate his employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. The availability of qualified personnel in the markets in which we operate has declined in recent years and competition for such labor has increased, especially under the economic upheaval experienced throughout the COVID-19 pandemic. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

The success of our strategic acquisitions will depend, in part, on our ability to successfully integrate the acquired businesses with our existing business, including our recent acquisitions of Panoptes Pharma Ges.m.b.H and Bayon Therapeutics, Inc. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients, customers and employees or to achieve the anticipated benefits of the acquisition. Successful integration may also be hampered by any differences between the operations and corporate culture of the two organizations. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread globally. As the COVID-19 pandemic continues, we could experience disruptions that could severely impact our business and clinical trials, including:

●	delays or difficulties in enrolling patients in clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as clinical trial sites and hospital staff supporting the conduct of clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
●	limitations in employee resources that would otherwise be focused on the conduct of clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people;
●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
●	interruption in global manufacturing and shipping that may affect the transport of clinical trial materials and materials, including testing equipment and personal protective equipment, used at our facilities;
●	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which clinical trials are conducted, which may result in unexpected costs;
●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
●	delay in the timing of interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which COVID-19 may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the emergence of new variants, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

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

Provisions in our restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

●	establish a classified board of directors such that only one of three classes of directors is elected each year;
●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	limit the manner in which stockholders can remove directors from our board of directors;
●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
●	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
●	limit who may call stockholder meetings;
●	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
●	require the affirmative vote of stockholders holding at least two-thirds of shares entitled to be cast to amend or repeal specified provisions of our restated certificate of incorporation or our amended and restated bylaws.

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

Our stock price may be volatile. The stock market in general and the market for smaller specialty pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such shares. The market price for our common stock may be influenced by many factors, including:

●	the success of competitive products or technologies;
●	results of clinical trials of KIO-101, KIO-201, KIO-301 or any other product candidate that we may develop;
●	results of clinical trials of product candidates of our competitors;
●	regulatory or legal developments in the U.S. and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key scientific or management personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional products, product candidates or technologies for the treatment of ophthalmic diseases, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	reduction in stock price could indicated impairment of the goodwill and intangible assets;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize KIO-101, KIO-201 or KIO-301. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

We have received a notice from Nasdaq of non-compliance with its minimum bid price rules.

On February 23, 2022, we received a written notification (the “Notice Letter”) from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1), as the closing bid price for our Common Stock was below the $1.00 per share requirement for the last 30 consecutive business days. The Notice Letter stated that we have 180 calendar days, or until August 22, 2022 (the “Initial Compliance Period”), to regain compliance with the minimum bid price requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our Common Stock is at least $1.00 for a minimum of 10 consecutive business days.

In the event that we do not regain compliance with Listing Rule 5450(a)(1) prior to the expiration of the compliance period, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. A delisting of our Common Stock would have an adverse effect on the market liquidity of our Common Stock and, as a result, the market price for our Common Stock could become more volatile. Further, a delisting also could make it more difficult for us to raise additional capital. We intend to monitor the closing bid price of our common stock and may conduct a reverse stock split, if necessary, to regain compliance with the Nasdaq bid price rule.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had federal net operating loss carryforwards of approximately $72.4 million, state net operating loss carryforwards of approximately $51.9 million and aggregate federal and state research and development tax credit carryforwards of approximately $2.5 million and $0.503 million, respectively, available to reduce future taxable income. Certain of these federal and state net operating loss carryforwards and federal and state tax credit carryforwards will expire at various dates through 2041, if not utilized. Federal net operating losses generated as of December 31, 2017 will carry-forward until 2037 and net operating losses generated during the year ended December 31, 2018 and later will be carried forward indefinitely until utilized, but their utilization will be limited to 80% of taxable income. Utilization of these net operating loss and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. Under Section 382 of the Code and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. We have not completed a study to determine whether our initial public offering, subsequent public and private offerings, and other transactions that have occurred may have triggered an ownership change limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change net operating loss and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us. In addition, the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017 limits the amount of net operating losses that we are permitted to deduct in any taxable year to 80% of our taxable income in such year. The TCJA also eliminates the ability to carry back net operating losses to prior years, but allows net operating losses generated after 2017 to be carried forward indefinitely. As such, there is a risk that due to such items, our existing net operating losses could expire or be unavailable to offset future income. Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

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

A material amount of our assets represents intangible assets, and our net income would be reduced if our intangible assets become impaired.

As of December 31, 2021, intangible assets, net, represented approximately $8.7 million, or 48% of our total assets and were reduced by an impairment charge of $1.8 million. Goodwill in the amount of $4.5 million was written off during the period. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill and indefinite-lived intangible assets are subject to an impairment analysis at least annually based on fair value. Intangible assets relate primarily to in process research and development and patents acquired by us as part of our acquisitions of other companies and are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. If market and economic conditions or business performance deteriorate, the likelihood that we would record an impairment charge would increase, which impairment charge could materially and adversely affect our financial condition and operating results.

We have identified material weaknesses in our internal controls over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

The SEC defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

We have identified the following material weaknesses:

●	We did not design or maintain an effective control environment commensurate with our financial reporting requirements. We lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, our insufficient segregation of duties in our accounting function. This material weakness further contributed to the material weakness below.
●	We did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose complex transactions, including accounting for stock-based compensation and analysis of goodwill impairment. For our systems, some of the former finance staff maintained IT access to systems and controls.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently have two facilities including our principal executive office located at 391 Chipeta Way, Suite H, Salt Lake City UT, 84108, and our office located at Reisnerstraße 34/1, 1030 Wien, Austria. Our office located at 271 Waverley Oaks Road, Suite 108, Waltham, MA 02452 was closed March 31, 2022. We conduct our operations using third-party manufacturing facilities and trial sites. We believe our current facilities are adequate for our needs for the foreseeable future.

Item 3. Legal Proceedings.

While we are not currently a party to any legal proceedings, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock currently trades on The Nasdaq Capital Market under the symbol “KPRX.” Our common stock began trading on the OTCQB Venture Marketplace on February 13, 2015 in connection with our initial public offering under the symbol “EYEG.” Prior to that time, there was no established public trading market for our Common Stock. On July 31, 2015, our Common Stock began trading on The Nasdaq Capital Market. In connection with our name change, we changed our symbol on The Nasdaq Capital Market to “KPRX” effective as of November 8, 2021.

There were 143 holders of record of our common stock as of April 13, 2022. This number does not include beneficial owners whose shares were held in street name.

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

Business Overview

We are a clinical-stage specialty pharmaceutical company developing and commercializing products for the treatment of ophthalmic diseases. We were formed as a Delaware corporation on December 26, 2004 under the name of EyeGate Pharmaceuticals, Inc., and changed our name to Kiora Pharmaceuticals, Inc. effective November 8, 2021. We were originally incorporated in 1998 under the name of Optis France S.A. in Paris, France. At that time, the name of the French corporation was changed to EyeGate Pharma S.A.S. and became a subsidiary of EyeGate Pharmaceuticals, Inc. EyeGate Pharma S.A.S. was dissolved effective December 30, 2020. We have four wholly-owned subsidiaries: Jade Therapeutics, Inc., Kiora Pharmaceuticals, GmbH (formerly known as Panoptes Pharma Ges.m.b.H.), Bayon Therapeutics, Inc., and Kiora Pharmaceuticals Pty Ltd (formerly known as Bayon Therapeutics Pty Ltd).

Our lead product is KIO-301 with an initial focus on patients with later stages of disease progression due to Retinitis Pigmentosa (any and all sub-forms). KIO-301 is a potential vision-restoring small molecule that acts as a “photoswitch” specifically designed to restore vision in patients with inherited and age-related degenerative retinal diseases. The molecule is specifically designed to restore the eyes’ ability to perceive and interpret light in visually impaired patients. It selectively enters viable downstream retinal ganglion cells (no longer receiving electrical input due to degenerated rods and cones) and is intended to turn them into light sensing cells, capable of signaling the brain as to the presence or absence of light. We expect to initiate a Phase 1b clinical trial in third quarter of 2022. On March 17, 2022, we were granted Orphan Drug Designation by the U.S. FDA for the API in KIO-301. KIO-301 (formerly known as B-203) was acquired through the Bayon transaction which closed October 21, 2021.

KIO-101 is a product that focuses on patients with OPRA. KIO-101 is a next-generation, non-steroidal, immuno-modulatory and small-molecule inhibitor of Dihydroorotate Dehydrogenase (“DHODH”) with what we believe to be best-in-class picomolar potency and a validated immune modulating mechanism designed to overcome the off-target side effects and safety issues associated with commercially available DHODH inhibitors. In the fourth quarter of 2021, we reported top-line safety and tolerability data from a phase 1b proof-of-concept (“POC”) study evaluating KIO-101 in patients with ocular surface inflammation. We expect to initiate a Phase 2 clinical trial in the second half of 2022. KIO-101 (formerly known as PP-001) was acquired through the acquisition of Panoptes Pharma Ges.m.b.H “Panoptes” in the fourth quarter of 2020.

In addition, we are developing KIO-201, for patients undergoing PRK surgery for corneal wound repair after refractive surgery. KIO-201 is a modified form of the natural polymer hyaluronic acid, designed to protect the ocular surface to permit re-epithelialization of the cornea and improve and maintain ocular surface integrity. KIO-201 has unique properties that help hydrate and protect the ocular surface.

In May 2020, we were granted a loan (the “Loan”) from Silicon Valley Bank in the amount of $0.278 million pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted in March 2020. The Loan could have been prepaid by us at any time prior to maturity with no prepayment penalties. Funds from the Loan were only permitted to be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020 (“Qualifying Expenses”). We used the entire Loan amount for Qualifying Expenses. Under the terms of the PPP, certain amounts of the Loan could be forgiven if they are used for Qualifying Expenses as described in the CARES Act. In April 2021, we were notified by the Small Business Administration (“SBA”) that this Loan was forgiven in full.

Throughout our history, we have not generated significant revenue. We have never been profitable, and from inception through December 31, 2021, our losses from operations have aggregated $124.734 million. Our Net Loss was approximately $16.395 million and $8.092 million for the twelve months ended December 31, 2021 and 2020, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our KIO-101, KIO-201 and KIO-301 product candidates, and any other product candidates we advance to clinical development. If we obtain regulatory approval for KIO-101, KIO-201 and KIO-301, we expect to incur significant expenses to create an infrastructure to support the commercialization of KIO-101, KIO-201 and KIO-301 including sales, marketing and distribution functions.

The continued spread of the COVID-19 pandemic could adversely impact our clinical studies. In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, and business shutdowns. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which could negatively affect our ability to raise additional capital on attractive terms or at all. See “Item 1A. Risk Factors” above. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the emergence of new variants, and the effectiveness of actions to contain and treat COVID-19. We cannot presently predict the scope and severity of any potential disruptions to our business, including to our ongoing and planned clinical studies. Any such shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned, which could have a material adverse impact on our business, results of operation, and financial condition. As of the date of this report, there have been no material adverse effects to our ongoing business operations from COVID-19.

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

Substantially all of our research and development expenses to date have been incurred in connection with KIO-201 and our former legacy products. We expect our research and development expenses to increase for the near future as we advance KIO-101, KIO-201, KIO-301, and any other product candidate through clinical development, including the conduct of our planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our KIO-101, KIO-201, KIO-301, and any other product candidate that we may develop. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment annually or when a triggering event occurs that could indicate a potential impairment. The evaluation for impairment includes assessing qualitative factors or performing a quantitative analysis to determine whether it is more-likely-than-not that the fair value of net assets is below the carrying amount. The goodwill was related to the 2021 acquisition of Bayon and 2020 acquisition of Pantones, which represents the excess of the purchase price over the estimated fair value of the net assets acquired. For the year ended December 31, 2021, we have a $4.5 million impairment loss related to goodwill.

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at fair value at the acquisition date. The Company tests intangible assets for impairment as of December 31 of each year or more frequently if indicators of impairment are present. The authoritative accounting guidance provides an optional qualitative assessment for any indicators that indefinite-lived intangible assets are impaired. If it is determined that it is more likely than not that the indefinite-lived intangible assets are impaired, the fair value of the indefinite-lived intangible assets is compared with the carrying amount and impairment is recorded for any excess of the carrying amount over the fair value of the indefinite-lived intangible assets.

During the fourth quarter ended December 31, 2021, the Company performed the annual evaluation of its intangible assets for impairment. The Company considered the development timelines for its program and noted no qualitative factors that would indicate potential impairment of its intangible assets. The Company also performed a quantitative analysis for impairment analysis and based on this analysis, the fair value of these products was greater than their carrying value as of December 31, 2021. As a result of this analysis, an impairment charge of $1.8 million was taken on the intangible assets. The impairment loss is for KIO-201 and is due to the fact the asset is regulated as a drug and not a device which is extending development time.

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

Other Information

Net Operating Loss Carryforwards

As of December 31, 2021, we have federal and state income tax net operating loss (“NOL”) carryovers of approximately $72.370 million and $51.930 million, respectively. Federal NOL carryovers as of December 31, 2017 totaling $46.055 million and state NOL carryovers as of December 31, 2021 totaling $49.894 million will expire at various dates through 2041 and state NOL carryovers as of December 31, 2021 of $2.037 million can be carried forward indefinitely but limited to offset 80% of taxable income. Federal NOL carryovers generated during the years ended December 31, 2018 and forward totaling $26.316 million will be carried forward indefinitely, but their utilization will be limited to 80% of taxable income. The Company has foreign net operating loss carryforwards of $9.405 million as of December 31, 2021, which can be carried forward indefinitely. As of December 31, 2021 we also have federal and state research and development tax credit carryforwards of approximately $2.456 million and $0.503 million, respectively, to offset future income taxes, which expire at various times through 2041.

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

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes the results of our operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
Collaboration Revenue	$—	$12,059	$(12,059)
Operating Expenses:
Research and Development	(5,350,264)	(3,566,045)	1,784,219
General and Administrative	(5,323,649)	(4,658,769)	664,880
Goodwill Impairment Loss	(4,498,234)	—	4,498,234
Intangible Asset Impairment Loss	(1,770,314)	—	1,770,314
Total Operating Expenses	(16,942,461)	(8,212,755)	8,705,588
Other Income, Net	242,761	132,870	109,891
Loss Before Income Tax Benefit (Expense)	(16,699,700)	(8,079,885)	8,815,479
Income Tax Benefit (Expense)	304,781	(12,055)	(316,836)
Net Loss	$(16,394,919)	$(8,091,940)	$8,498,643

Collaboration Revenue. There was no Collaboration Revenue for the year ended December 31, 2021, compared to $0.012 million for the year ended December 31, 2020. The revenue recognized for the year ended December 31, 2020 related to the Panoptes acquisition and the accompanying revenue generated from government funds from the date of its acquisition.

Research and Development Expenses. Research and Development Expenses increased by $1.784 million or 50% due to development costs for KIO-101, KIO-201 and KIO-301, as well as personnel related costs from the Panoptes acquisition. These increases were partially offset by a decrease in costs related to KIO-201, as well as costs related to the expiration of a prepaid agreement with a research vendor in the first quarter of 2020.

General and Administrative Expenses. General and Administrative Expenses increased by $0.665 million or 14% due to increases in personnel related costs and professional fees.

Goodwill Impairment Loss. Goodwill Impairment Loss increased by $4.498 million due to the write-off of Goodwill.

Intangible Asset Impairment Loss. Intangible Asset Impairment Loss increased by $1.770 million due to the write-down of IPR&D. The intangible asset impairment loss relates to KIO-201 and is due to the fact the asset is regulated as a drug and not a device which is extending development time.

Other Income, Net. Other Income, Net increased by $0.110 million or 82% due to recording a gain of $0.278 million as a result of the full forgiveness of the Loan under the PPP, as well as contingent consideration expense of $0.030 million as a result of the change in fair value during 2021. These net gains were partially offset by a gain of $0.114 million recorded in 2020 as a result of the disposition of a foreign subsidiary.

Income Tax Benefit (Expense). Income Tax Benefit (Expense) was $0.304 million for the year ended December 31, 2021, compared to $(0.012) million for the year ended December 31, 2020. The 2021 tax benefit was mainly due to the release of valuation allowance as a result of the Bayon acquisition. The 2020 tax expense was a result of an increase in the state blended tax rate, which was applied to the deferred tax liability balance.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from several registered offerings and private placements of our securities, payments from license agreements, and U.S. and foreign government grants. From inception through April 13, 2022, we have raised a total of approximately $118.6 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $14.9 million in payments received under our license agreements and government grants and $0.278 million received pursuant to the Loan under the PPP, which was fully forgiven in April of 2021.

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

On August 11, 2021, we completed a registered direct offering for 4,668,844 shares of Common Stock with a purchase price of $2.3025 per share. We also completed a concurrent private placement of unregistered warrants to purchase up to an aggregate of 2,334,422 shares of Common Stock at an exercise price of $2.24 per share that are exercisable immediately upon issuance and will expire five and one-half years following the date of issuance. The total net proceeds to us from the offering were approximately $9.8 million.

At December 31, 2021, we had unrestricted cash and cash equivalents totaling approximately $7.855 million.

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Net Cash Used in Operating Activities	$(10,887,672)	$(7,317,169)
Net Cash Used in Investing Activities	(157,020)	(244,438)
Net Cash Provided by Financing Activities	$17,795,208	$4,997,503

Comparison of Years Ended December 31, 2021 and 2020

Operating Activities. During the year ended December 31, 2021, we recorded a net loss of $16.394 million, which includes a goodwill impairment loss of $4.498 million, an intangible asset impairment loss of $1.770 million, an increase in tax credits receivable of $0.441 million, a decrease in accounts payable and accrued expense of $0.270 million, an increase in deferred taxes of $0.252 million, a decrease in contingent consideration of $0.212 million, and an increase in prepaid expense of $0.157 million, which was partially offset by non-cash expense for stock-based compensation in the amount of $0.842 million. During the year ended December 31, 2020, we recorded a net loss of $8.092 million which was partially offset by non-cash expense for stock-based compensation in the amount of $0.724 million.

Investing Activities. During the year ended December 31, 2021, net cash used related to the acquisition of Bayon, as well as the purchase of office furniture and fixtures. During the year ended December 31, 2020, net cash used mainly related to acquisition of Panoptes and the dissolution of EyeGate Pharma S.A.S.

Financing Activities. During the year ended December 31, 2021, we received net proceeds of $9.756 million from the completion of a registered direct offering, as well as net proceeds of $7.989 million from the completion of a private placement. These proceeds were partially offset by full forgiveness of the Loan under the PPP in the amount of $0.278 million. During the year ended December 31, 2020 we received net proceeds of $4.501 million from the completion of a registered direct stock offering, $0.278 million of Loan funds from the PPP and $0.218 million from the exercise of warrants.

Funding Requirements and Other Liquidity Matters

Our KIO-101, KIO-201 and KIO-301 product pipeline is still in various stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	seek marketing approval for our KIO-101, KIO-201 or KIO-301 products or any other products that we successfully develop;
●	establish a sales and marketing infrastructure to commercialize our KIO-101, KIO-201 or KIO-301 products in the United States, if approved; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our Stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a Common Stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including our KIO-301, KIO-101 and KIO-201 products, on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market KIO-101, KIO-201 and KIO-301 products, or any other products that we would otherwise prefer to develop and market ourselves.

Based on our cash on hand at December 31, 2021, we believe we will have sufficient cash to fund planned operations into July 2022. However, the acceleration or reduction of cash outflows by management can significantly impact the timing needed for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we successfully completed our IPO and several subsequent registered offerings and private placements of our securities, additional capital may not be available on terms favorable to us, if at all. On May 13, 2019, the SEC declared effective our registration statement on Form S-3, registering a total of $50,000,000 of our securities for sale to the public from time to time in what is known as a “shelf offering”. We do not know if our future offerings, including offerings pursuant to our shelf registration statement, will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2021.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is contained in the Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed under Item 15 of Part IV below. Our Auditors are EisnerAmper LLP, New York, New York with a PCAOB ID Number 274.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow for timely decisions regarding required disclosure.

In connection with this annual report, as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, under the supervision of our Board of Directors and our Chief Executive Officer, who is our Principal Executive Officer and Principal Financial Officer. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

Based upon the evaluation described above, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of the end of the period described by this report due to material weaknesses identified in our internal control over financial reporting, described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded our internal control over financial reporting was not effective as of December 31, 2021 due to the material weaknesses described below.

In making the assessment, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that we identified were as follows:

●	We did not design or maintain an effective control environment commensurate with our financial reporting requirements. We lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, our insufficient segregation of duties in our accounting function. This material weakness further contributed to the material weakness below.
●	We did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose complex transactions, including accounting for stock-based compensation and analysis of goodwill impairment. For our systems, some of the former finance staff maintained IT access to systems and controls.

These control deficiencies did not result in a misstatement to our annual or interim financial statements. However, each of these control deficiencies could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected, and accordingly, we determined that these control deficiencies each constitute material weaknesses.

(c) Remediation Activities

We have identified and implemented, and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. These remediation efforts are ongoing. The following remedial actions are underway:

●	Given the departure of senior finance staff, we have hired a consultant who we expect will serve as our acting Chief Financial Officer and other additional full-time accounting resources with appropriate levels of experience and reallocated responsibilities across the accounting team.
●	We are performing a detailed financial reporting risk assessment to identify areas that require improvement and are developing and will implement plans to address these areas.

The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above.

While progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing, documenting and testing these processes, procedures and controls. Additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. We will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

Biographical information regarding our executive officers is set forth below. Each executive officer is elected annually by our board and serves until his or her successor is appointed and qualified, or until such individual’s earlier resignation or removal.

Name	Age	Position
Brian M. Strem, Ph.D.	42	President and Chief Executive Officer
Eric J. Daniels, MD, MBA	49	Chief Development Officer

Brian M. Strem, Ph.D. — Please refer to “— Directors” section below for Dr. Strem’s biographical information.

Eric J. Daniels, MD, MBA has served as our Chief Development Officer since October 2021. Dr. Daniels is a co-founder of Bayon. Dr. Daniels is also a co-founder of Okogen, Inc., a development stage ophthalmic company focused on a novel therapeutic for the treatment of viral infections of the eye, and served as its Chief Operating Officer from 2015 through October 2021. Dr. Daniels served as Chief Executive Officer of OccuRx, a clinical stage biotechnology company targeting microvascular disease for ocular indications, from 2020 through October 2021. Dr. Daniels is a member of the medical advisory board of Bimini, LLC, a holding company with a portfolio of performing medtech assets, and served as its Consulting Chief Medical Officer from 2014 through October 2021. Dr. Daniels previously served as Vice President – Marketing & Sales of Tensys Medical, Inc. from 2012 through 2016, and in roles of increasing responsibility at Cytori Therapeutics from 2001 through 2012. Dr. Daniels received a BS in molecular and cell biology from the University of California Berkeley, an MD from the University of California Los Angeles School of Medicine, and an MBA from the University of California Los Angeles Anderson School of Management.

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

On April 1, 2021, Thomas E. Hancock, Morton F. Goldberg, MD and Bernard Malfroy-Camine resigned from the board of directors. On April 1, 2021, the board of directors appointed Kenneth Gayron and Aron Shapiro as directors. On August 3, 2021, Keith Maher, MD and Steven J. Boyd resigned from the board of directors. On December 13, 2021, David Hollander, MD, MBA was appointed to the board of directors. On January 31, 2022, Erin Parsons was appointed to the board of directors.

The board of directors has determined that the director nominees and all the incumbent directors listed below are “independent” as such term is currently defined by applicable Nasdaq rules, except for Dr. Strem who is also an executive officer of the Company. The following information is current as of March 24, 2022, based on information furnished to the Company by each director:

Directors of Kiora Pharmaceuticals, Inc.

Name	Age	Position with the Company	Director Since
Class I Directors – Term expires 2022
Paul Chaney(2)(3)	64	Chairman	September 2007
Brian M. Strem, Ph.D.	42	President, CEO and Director	July 2021
Class II Directors – Term expires 2023
Kenneth Gayron(1)(3)	52	Director	April 2021
Aron Shapiro(1)(2)	44	Director	April 2021
Praveen Tyle(1)(2)(3)	62	Director	June 2008
Class III Directors – Term expires 2024
David Hollander, MD, MBA	47	Director	December 2021
Erin Parsons	46	Director	January 2022
(1)	Member of the compensation committee
(2)	Member of the nominating and corporate governance committee
(3)	Member of the audit committee

Class I Directors — Term expires 2022

Paul Chaney, Chairman, has served as a director since September 2007. He is co-founder, President & CEO of PanOptica, Inc, a private venture-backed biopharmaceutical company that licenses and develops drugs for the treatment of important ophthalmic conditions, and has held such positions since March 2009. Prior to founding PanOptica, Mr. Chaney was Executive Vice President and President of OSI-Eyetech Pharmaceuticals Inc., the wholly-owned eyecare biopharmaceutical subsidiary of OSI Pharmaceuticals, Inc. (OSI). Prior to its acquisition by OSI, Mr. Chaney served as Chief Operating Officer of Eyetech, Inc., where he was responsible for the launch of Macugen, the first anti-VEGF treatment for neovascular age-related macular degeneration (wet-AMD), and was part of the executive team which led Eyetech’s initial public offering in 2004. Mr. Chaney has over 30 years of experience in the biopharmaceutical and ophthalmic medical device industry, including a variety of senior management positions at Pharmacia Corporation. He began his career as a sales representative for The Upjohn Company in 1980. Mr. Chaney has also served as a member of the board of directors of Sesen Bio, Inc. (formerly Eleven Biotherapeutics, Inc.), a biologics company focusing on targeted protein therapeutics, from February 2014 to August 2018. Mr. Chaney earned a double BA in English and Biological Sciences from the University of Delaware.

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

Brian M. Strem, Ph.D., President, Chief Executive Officer and Director, has served in those positions since July 23, 2021. Dr. Strem co-founded Bayon Therapeutics. Dr. Strem is a co-founder of Okogen, Inc., a development stage ophthalmic company focused on a novel therapeutic for the treatment of viral infections of the eye, and served as its CEO from May 2015 through July 2021. Prior to founding Okogen, Dr. Strem worked at Sound Pharmaceuticals, Inc., Allergan, Inc. and Shire, Plc, where he was responsible for business development and corporate strategy in ophthalmology, otology and regenerative medicine. Dr. Strem began his career at Cytori Therapeutics with elevating roles within the commercial and research and development departments. Dr. Strem received a BS in bioengineering from Cornell University and a Ph.D. in biomedical engineering from the University of California, Los Angeles.

We believe Dr. Strem’s qualifications to sit on our board of directors include his executive leadership and business development experience and focus on corporate strategy.

Class II Directors — Term expires 2023

Kenneth Gayron, Director, has served as a director since April 2021. Mr. Gayron has served as Chief Financial Officer and Executive Vice President of Avid Technology, Inc., a leading technology provider for the media and entertainment industry, since May 2018. Mr. Gayron previously served as CFO and interim CEO for Numerex Corporation, a single source, leading provider of managed enterprise solutions enabling the Internet of Things, from March 2016 to February 2018. Prior to his tenure with Numerex, Mr. Gayron served as CFO of Osmotica Pharmaceutical Corp., a global specialty pharmaceutical company, from October 2013 to February 2016. Prior to Osmotica, Mr. Gayron acted as Vice President — Finance and Treasurer for Sensus, Inc., a global smart grid communications company, from February 2011 until September 2013. From April 2009 until January 2011, Mr. Gayron served as Treasurer of Nuance Communications, a software/services company. From 1992 until 2009, Mr. Gayron held positions of increasing responsibility with investment banks, including UBS, Bank of America and CIBC. Mr. Gayron received a BS in Finance from Boston College and an MBA from Cornell University.

We believe that Mr. Gayron’s qualifications to sit on our board of directors include his executive leadership experience, financial experience and track record for enhancing operational capabilities to drive growth.

Aron Shapiro, Director, has served as a director since April 2021. Mr. Shapiro has served in positions of increasing responsibility at Ora, Inc., the world’s leading full-service ophthalmic drug and device development firm, since July 1999, most recently serving as Senior Vice President and Partner, Asset Development and Partnering since August 2019, as Senior Vice President and Chief Commercial Officer between August 2017 and August 2019, and as Vice President between October 2010 and August 2017. At Ora, Mr. Shapiro is responsible for investment and strategic partnering was previously responsible for worldwide business development and sales activities. Mr. Shapiro received a BS in Biological Chemistry from Bates College.

We believe that Mr. Shapiro’s qualifications to sit on our board of directors include his extensive clinical-regulatory strategy and business development experience in the ophthalmology space.

Praveen Tyle, PhD, Director, has served as a director since June 2008. Since April 2021, Dr. Tyle has served as President, CEO and member of the board of directors of Invectys, Inc. and Invectys USA, Inc., a biopharmaceutical company focused on the development of innovative immunotherapy approaches to treat cancer. From May 2016 to April 2021, Dr. Tyle has served as Executive Vice President of Research and Development of Lexicon Pharmaceuticals. Dr. Tyle was previously a member of the executive management team at Osmotica Pharmaceutical Corp., serving as President and Chief Executive Officer and member of the board of directors from January 2013 through April 2016 and as Executive Vice President and Chief Scientific Officer from August 2012 to December 2012. He is also a member of the boards of directors of Orient EuroPharma Co., Ltd. of Taiwan. and of Skye Bioscience, Inc. (OTC: SKYE), a biopharmaceutical company developing synthetic cannabinoid molecules to treat glaucoma and other diseases. Dr. Tyle has nearly 30 years of experience in the pharmaceutical industry with the majority of his tenure in senior executive leadership positions in areas of research and development, manufacturing, quality, business development and operations. Prior to joining Osmotica Pharmaceutical Corp., Dr. Tyle served as Executive Vice President (from January 2012 to August 2012) and Chief Scientific Officer (from October 2011 to August 2012) for the United States Pharmacopeia, or USP. Prior to joining USP, Dr. Tyle from 2008 to 2011, served as the Senior Vice President and Global Head of Business Development and Licensing at Novartis Consumer Health from March 2009 to September 2011. At Novartis Consumer Health, Dr. Tyle also served as Senior Vice President & Global Head of Research and Development from March 2009 to February 2010. Dr. Tyle holds a doctorate in pharmaceutics and pharmaceutical chemistry from the Ohio State University and a BS in Pharmacy (honors) from the Institute of Technology, Banaras Hindu University in India.

We believe Dr. Tyle’s qualifications to sit on our board of directors include his executive research and development leadership experience and significant mergers and acquisitions and business development and licensing experience.

Class III Directors — Term expires in 2024

David Hollander, MD, MBA, Director, has served as a director since December 2021. Dr. Hollander has served as the Chief Research and Development Officer of Aerie Pharmaceuticals, Inc. since November 2019. Dr. Hollander began his career in industry in 2006 at Allergan as a Medical Director of Ophthalmology where he also held a number of leadership roles including Vice President of Eye Care for U.S. Medical Affairs, Vice President and Head of Eye Care for Global Medical Affairs, as well as Therapeutic Area Head in Clinical Development for Anterior Segment and Consumer Eye Care. During this time, Dr. Hollander continued to see patients and instruct residents and fellows in cataract surgery and corneal transplantation. Dr. Hollander previously served as Chief Medical Officer of Ora, Inc., the leading ophthalmic Contract Research Organization, from April 2016 to November 2019. While at Ora, Dr. Hollander oversaw medical operations across pharmaceutical and device clinical development, preclinical studies, as well as research and development into new regulatory endpoints, most notably the development of novel mobility courses for evaluating treatments for inherited retinal diseases. Dr. Hollander received his B.S. in chemistry with honors and distinction from Stanford University, and earned his medical degree at the University of Pennsylvania School of Medicine. Dr. Hollander also obtained an M.B.A. in Health Care Management from the Wharton School at the University of Pennsylvania.

We believe Dr. Hollander’s qualifications to sit on our board of directors include his clinical, research and operational experience with a variety of ophthalmology companies.

Erin Parsons, Director, has served as a director since February 2022. Ms. Parsons has served as Founder and President of Parsons Medical Communications, LLC, an agency providing scientific and strategic consulting to small and large companies in the ophthalmic space, since its founding in 2010. Ms. Parsons has served as a member of the board of directors of Alimera Sciences, Inc. (Nasdaq: ALIM), a pharmaceutical company concerned with retinal health and vision, since December 2021. Ms. Parsons received a BS in Biology from Wake Forest University.

We believe Ms. Parsons’ qualifications to sit on our board of directors include her extensive consulting experience with ophthalmology companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and beneficial owners of more than 10% of our Common Stock are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to us.

Based solely on a review of the copies of the reports furnished to us, and written representations from certain reporting persons that no other reports were required, we believe that during the year ended December 31, 2021, the reporting persons complied on a timely basis with all Section 16(a) filing requirements applicable to them, except that due to administrative error and delays in obtaining EDGAR codes: (i) Eric J. Daniels, MD, MBA filed a Form 3 and Form 4 in connection with his October 21, 2021 appointment and concurrent option grant on November 11, 2021; (ii) Brian M. Strem, Ph.D. and Eric J. Daniels, MD, MBA filed a Form 4 in connection with shares received in the October 21, 2021 Bayon acquisition on November 22, 2021; (iii) Brian M. Strem, Ph.D. filed a Form 4 in connection with an option grant received upon appointment as of July 26, 2021 on August 2, 2021; and (iv) Kenneth Gayron filed a Form 3 in connection with his April 1, 2021 appointments on April 14, 2021.

Code of Business Conduct

Our board of directors have adopted a code of business conduct that applies to each of our directors, officers and employees. The code addresses various topics, including:

●	compliance with applicable laws, rules and regulations;
●	conflicts of interest;
●	public disclosure of information;
●	insider trading;
●	corporate opportunities;

●	competition and fair dealing;
●	gifts;
●	discrimination, harassment and retaliation;
●	health and safety;
●	record-keeping;
●	confidentiality;
●	protection and proper use of company assets;
●	payments to government personnel; and
●	reporting illegal and unethical behavior.

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

Stockholder Nomination Procedures

As of the date of this Annual Report on Form 10-K, there have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Audit Committee

Our board of directors has established an audit committee, which is comprised of Kenneth Gayron, Paul Chaney and Praveen Tyle, each of whom is a non-employee member of the board of directors. Kenneth Gayron serves as the chair of the audit committee. Thomas Hancock served as chair of the audit committee prior to his resignation from the board of directors in April 2021. The audit committee met five times during 2021. The audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships and the audits of our financial statements. Pursuant to the audit committee charter, the functions of the committee include, among other things:

●	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;
●	overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;
●	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;
●	monitoring our internal control over financial reporting and our disclosure controls and procedures;
●	meeting independently with our registered public accounting firm and management;
●	preparing the audit committee report required by SEC rules;
●	reviewing and approving or ratifying any related person transactions; and

●	overseeing our risk assessment and risk management policies.

All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC. Our board of directors has determined that Kenneth Gayron is an “audit committee financial expert” as defined by applicable SEC rules. In addition, our board of directors has also determined that Mr. Gayron has the requisite financial sophistication under applicable Nasdaq rules and regulations.

Item 11. Executive Compensation.

We are a “smaller reporting company” under Rule 405 of the Securities Act of 1933, as amended. As a result, we have elected to comply with the reduced disclosure requirements applicable to smaller reporting companies in accordance with SEC rules. Our named executive officers during the fiscal year ended December 31, 2021 were Brian M. Strem, Ph.D., our President and Chief Executive Officer, Franz Obermayr, Ph.D, our former Acting Chief Executive Officer, Stephen From, our former Executive Chairman, and Sarah Romano, our former Chief Financial Officer. Dr. Strem was appointed as President and Chief Executive Officer on July 23, 2021. Franz Obermayr, Ph.D. was appointed as our EVP Clinical Development effective July 23, 2021, and ceased serving as Acting Chief Executive Officer as of that date. Dr. Obermayr ceased serving as EVP Clinical Development effective December 31, 2021. Stephen From ceased serving as our Executive Chairman effective as of January 31, 2022. Sarah Romano resigned as our Chief Financial Officer effective as of February 25, 2022.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers during our fiscal years ended December 31, 2021 and December 31, 2020.

					Option	All Other
		Salary	Bonus(1)	Stock Awards	Awards(2)	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Brian M. Strem, Ph.D President and Chief Executive Officer(3)	2021	169,231	—	—	274,750	—	443,981
	2020	—	—	—	—	—	—
Stephen From Former Executive Chairman; former President and Chief Executive Officer(4)	2021	245,292	160,000	108,900	57,500	—	571,692
	2020	400,000	160,000	129,282	193,923	—	883,205
Sarah Romano Former Chief Financial Officer(5)	2021	275,000	64,500	41,662	172,500	—	553,662
	2020	264,361	60,000	64,641	64,641	—	453,643
Franz Obermayr, Ph.D. Former Acting Chief Executive Officer; former EVP Clinical Development(6)	2021	287,958	—	—	172,500	120,999	581,457
	2020	8,476	—	—	—	—	8,476
(1)	The amounts in this column represent discretionary bonus payments granted by the board in the applicable fiscal year.
(2)	The amounts in this column represent the aggregate grant date fair value of option awards or stock awards granted to the officer in the applicable fiscal year, computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the assumptions made by us in determining the grant date fair value of our equity awards. In accordance with SEC rules, the grant date fair value of an award subject to performance conditions is based on the probable outcome of the conditions.
(3)	Dr. Strem was appointed as our President and Chief Executive Officer as of July 23, 2021.
(4)	Mr. From was appointed as the Executive Chairman of our board of directors effective February 1, 2021, and had served as President and Chief Executive Officer prior to that date. Mr. From ceased serving as Executive Chairman as of January 31, 2022.
(5)	Ms. Romano resigned as our Chief Financial Officer as of February 25, 2022.

(6)	Dr. Obermayr was appointed as Acting Chief Executive Officer between February 1, 2021 and July 23, 2021, and served as EVP Clinical Development before and following such appointment. Dr. Obermayr ceased serving as EVP Clinical Development as of December 31, 2021. 2020 Salary represents amounts paid to Dr Obermayr from December 18, 2020 to December 31, 2020.

Narrative Disclosure to Compensation Tables

Employment Agreements

Brian M. Strem, Ph.D.

In connection with Dr. Strem’s appointment as President and Chief Executive Officer, on July 22, 2021, we entered into an Employment Agreement with Dr. Strem. Pursuant to the agreement, Dr. Strem receives an annual base salary of  $400,000 and he is entitled to receive a performance bonus with a target of up to 50% of his annual base salary for the applicable fiscal year. Dr. Strem also received an option to purchase up to 100,000 shares of the Company’s common stock, which will vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date, and thereafter will vest in equal monthly installments over a two-year period. Dr. Strem is also entitled to receive two further options to purchase an aggregate of up to 100,000 shares of our common stock based on the achievement of market capitalization-based milestones as set forth in his agreement.

If the Company terminates Dr. Strem’s employment without Cause or he resigns for Good Reason (as such terms are defined in his agreement), then Dr. Strem will be eligible to receive (i) continued payment of base salary for 3 months, which period will be extended to 6 months if the termination date is between 18 and 36 months following his start date and will be extended to 12 months if the termination date is on or after the 36-month anniversary of his start date or if termination occurs following a Change of Control (as such term is defined in his agreement); (ii) a lump-sum cash payment, payable no later than the last installment of his severance, equal to 0.25 multiplied by the maximum performance bonus that he would have been eligible to receive in the year of termination, which multiple will be increased to 0.5 if the termination date is between 18 and 36 months following his start date and will be increased to 1.0 if the termination date is on or after the 36-month anniversary of his start date or if termination occurs following a Change of Control and (iii) payment by us of monthly premiums under COBRA for up to 3 months following termination, which period will be extended to 6 months if the termination date is between 18 and 36 months following his start date and will be extended to 12 months if the termination date is on or after the 36-month anniversary of his start date or if termination occurs following a Change of Control of us.

Additionally, if we terminate Dr. Strem’s employment without Cause or he resigns for Good Reason, then that portion of his then unvested stock options and restricted stock awards that would have otherwise become vested over the 3 month period following such termination shall become fully vested and immediately exercisable on the date of such termination, which period will be extended to 6 months if the termination date is between 18 and 36 months following his start date and will be extended to 12 months if the termination date is on or after the 36-month anniversary of his start date. In the event that a Change of Control occurs, all of Dr. Strem’s unvested stock options and restricted stock awards shall become fully vested and immediately exercisable.

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

In February 2016, we entered into a second amended and restated employment agreement with Mr. From that became effective upon our listing on the NASDAQ Capital Market on July 31, 2015. Pursuant to this agreement, Mr. From received an annual base salary of $400,000 and was entitled to receive a bonus of up to 50% of his annual base salary for the applicable fiscal year.

On November 29, 2017, we entered into a Third Amended and Restated Employment Agreement with Mr. From, which was amended on November 26, 2019 (as amended, the “Third A&R Agreement”). The Third A&R Agreement provided for a severance payment to Mr. From upon the occurrence of a Change of Control (as defined in the agreement) of the Company, with the payment amount to be determined based on the value of the transaction that results in the Change of Control, up to a maximum of 1.5% of the transaction value. Additionally, the Third A&R Agreement increased the benefits that would have been realized by Mr. From upon termination by us without Cause or by Mr. From for Good Reason (as such terms are defined in the Third A&R Agreement) to include (i) 18 months of salary continuation payments, (ii) an amount equal to 1.5 multiplied by the maximum performance bonus that he would have been eligible to receive in the year of termination, assuming achievement of all applicable performance metrics at target level, (iii) 18 months of COBRA subsidy payments, and (iv) 18 months of accelerated vesting of stock options and/or restricted stock awards that are unvested at the time of termination.

In connection with Mr. From’s appointment as Executive Chairman, on January 29, 2021, we entered into a Fourth Amended and Restated Employment Agreement with Mr. From, with a term extending until January 31, 2022 unless earlier terminated in accordance with its terms (the “Fourth A&R Agreement”). Pursuant to the Fourth A&R Agreement, Mr. From received a monthly base salary of $20,000 for the first through sixth months and $17,550 for the sixth through twelfth months. Effective upon Mr. From’s termination of employment on January 31, 2022, Mr. From became eligible to receive (i) monthly payments of $33,333.33 for eighteen months following the termination date, (ii) a lump sum cash payment of $300,000 payable on date of the last monthly payment under clause (i), (iii) 18 months of COBRA subsidy payments, and (iv) 18 months of accelerated vesting of stock options and/or restricted stock awards that are unvested at the time of termination.

Sarah Romano

We originally entered into an offer letter with our Chief Financial Officer, Sarah Romano, effective as of January 1, 2018. Pursuant to the letter, Ms. Romano initially received an annual base salary of $200,000 and she was entitled to receive a bonus with an annual target of up to 25% of her annual base salary.

On March 23, 2020, we entered into an Employment Agreement with Ms. Romano that superseded her offer letter. Pursuant to this agreement, Ms. Romano currently received an annual base salary of $275,000 and was entitled to receive a bonus with an annual target of up to 30% of her annual base salary. The agreement also provided that upon termination of Ms. Romano by us without Cause or by Ms. Romano for Good Reason (as such terms are defined in the agreement), Ms. Romano will be eligible to receive (i) six months of salary continuation payments, (ii) an amount equal to 0.5 multiplied by the maximum performance bonus that she would have been eligible to receive in the year of termination, assuming achievement of all applicable performance metrics at target level, (iii) six months of COBRA subsidy payments, and (iv) six months of accelerated vesting of stock options and/or restricted stock awards that are unvested at the time of termination. Ms. Romano resigned as our Chief Financial Officer effective as of February 25, 2022.

Franz Obermayr, Ph.D.

In connection with Dr. Obermayr’s appointment as Acting Chief Executive Officer, on January 29, 2021, we entered into an amendment to Dr. Obermayr’s previous managing director services agreement. Pursuant to the terms of the agreement, as amended, Dr. Obermayr received an annual base salary of  €248,000 and was entitled to receive a performance bonus with a target of up to 30% of his annual base salary for the applicable fiscal year. Additionally, Dr. Obermayr was entitled to receive a retention bonus of €86,000, payable in two equal installments in June 2021 and December 2021. If Panoptes terminated Dr. Obermayr’s employment without Cause or he resigned for Good Reason (as such terms are defined in the Obermayr Agreement), then, conditioned upon executing a release in favor of the Company, Dr. Obermayr would be eligible to receive (i) continued payment of base salary for six months, (ii) a lump-sum cash payment, payable no later than the last installment of his severance, equal to the maximum performance bonus that he would have been eligible to receive in the year of termination, and (iii) six months of accelerated vesting of stock options and/or restricted stock awards that are unvested at the time of termination. Dr. Obermayr transitioned from the role of Acting Chief Executive Officer to his previous role of EVP Clinical Operations effective July 23, 2021, and pursuant to his agreement, his base salary changed to €214,876.03 in connection with such transition. Dr. Obermayr ceased serving as our EVP Clinical Operations effective December 31, 2021.

Change of Control

Each of our named executive officers is eligible to receive certain benefits in the event of a change in control or if his or her employment is terminated under certain circumstances, as described under “Potential Payments Upon Termination or Change in Control” below.

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

Potential Payments Upon Termination or Change in Control

Brian M. Strem, Ph.D.

Pursuant to his employment agreement, if we terminate the employment of Dr. Strem without Cause or if he resigns for Good Reason, then he would be eligible to receive:

●	continued payment of base salary for 3 months, which period will be extended to 6 months if the termination date is between 18 and 36 months following his start date and will be extended to 12 months if the termination date is on or after the 36-month anniversary of his start date or if termination occurs following a Change of Control (as such term is defined in his agreement);
●	a lump-sum cash payment, payable no later than the last installment of his severance, equal to 0.25 multiplied by the maximum performance bonus that he would have been eligible to receive in the year of termination, which multiple will be increased to 0.5 if the termination date is between 18 and 36 months following his start date and will be increased to 1.0 if the termination date is on or after the 36-month anniversary of his start date or if termination occurs following a Change of Control;
●	payment by us of monthly premiums under COBRA for up to 3 months following termination, which period will be extended to 6 months if the termination date is between 18 and 36 months following his start date and will be extended to 12 months if the termination date is on or after the 36-month anniversary of his start date or if termination occurs following a Change of Control of us; and
●	3 months of accelerated vesting of stock options and/or restricted stock awards that are unvested at the time of termination, which period will be extended to 6 months if the termination date is between 18 and 36 months following his start date and will be extended to 12 months if the termination date is on or after the 36-month anniversary of his start date.

“Cause” means (i) a willful failure to perform duties, (ii) a willful failure to comply with a valid directive of the board, (iii) engagement in dishonesty, illegal conduct, or misconduct that is materially injurious to us, (iv) embezzlement, misappropriation or fraud, (v) conviction or plea to a crime that constitutes a felony or misdemeanor involving moral turpitude, (vi) material violation of our written policies or code of conduct, or (vii) material breach of a material obligation under the employment agreement or other written agreement with us.

“Good Reason” means a resignation after one of the following conditions has come into existence without the officer’s consent: (i) a material reduction in duties, authority or responsibility; (ii) a material reduction in annual base salary; or (iii) a material breach by us of his employment agreement.

Upon a Change in Control, as defined in Dr. Strem’s employment agreement, all of Dr. Strem’s outstanding unvested stock options and/or restricted stock awards would have become fully vested and immediately exercisable.

Stephen From

Pursuant to his employment agreement, upon the termination Mr. From’s employment on January 31, 2022, he became entitled to receive monthly payments of $33,333.33 for 18 months following the termination date. Additionally, Mr. From will be eligible to receive:

●	a lump sum cash payment of $300,000 payable on date of the last monthly payment described above;
●	payment by us of the monthly premiums under COBRA for Mr. From for up to 18 months following the termination; and
●	18 months of accelerated vesting of stock options and/or restricted stock awards that are unvested at the time of termination.

Sarah Romano

Pursuant to her employment agreement, if we had terminated the employment of Sarah Romano without Cause or if she had resigned for Good Reason, then she would have been eligible to receive:

●	continued payment of base salary for six months;
●	a lump-sum cash payment equal to 0.5 multiplied by the maximum performance bonus that she would have been eligible to receive in the year of termination, assuming achievement of all applicable performance metrics at target level;
●	payment by us of the monthly premiums under COBRA for Ms. Romano for up to six months following the termination; and
●	six months of accelerated vesting of stock options and/or restricted stock awards that are unvested at the time of termination.

“Cause” means the officer’s unlawful or dishonest conduct, or a breach of any of her obligations made under her employment agreement, including, but to limited to, the confidentiality provisions thereof.

“Good Reason” means a resignation after one of the following conditions has come into existence without the officer’s consent: (i) a material reduction in duties, authority or responsibility; (ii) a material reduction in annual base salary; (iii) a relocation of principal place of employment that increases her one-way commute by more than 50 miles; or (iv) a material breach by us of her employment agreement.

Upon a Change in Control, as defined in Ms. Romano’s employment agreement, all of Ms. Romano’s outstanding unvested stock options and/or restricted stock awards would have become fully vested and immediately exercisable.

Ms. Romano resigned as our Chief Financial Officer without Good Reason effective February 25, 2022.

Franz Obermayr, Ph.D.

Pursuant to his employment agreement, upon Dr. Obermayr’s termination of service on December 31, 2021, he became eligible to receive:

●	continued payment of base salary for six months;
●	a lump-sum cash payment equal to the maximum performance bonus that he would have been eligible to receive in the year of termination; and
●	six months of accelerated vesting of stock options and/or restricted stock awards that are unvested at the time of termination.

“Cause” means the officer’s unlawful or dishonest conduct, or a breach of any of her obligations made under her employment agreement, including, but to limited to, the confidentiality provisions thereof.

“Good Reason” means a resignation after one of the following conditions has come into existence without the officer’s consent: (i) a material reduction in duties, authority or responsibility, other than a removal as Acting Chief Executive Officer; (ii) a material reduction in annual base salary other than as contemplated in the agreement; (iii) a material relocation of principal place of employment; or (iv) a material breach by us of his agreement.

Change in Control Severance Plan

On November 27, 2017, we adopted a Change in Control Severance Plan, which we amended and restated on November 26, 2019 (as amended and restated, the “Change in Control Severance Plan”). The Change in Control Severance Plan provides us with assurance that we will have the continued dedication of, and the availability of objective advice and counsel from, executives and other employees and promotes certainty and minimize potential disruption for our employees in the event we are faced with or undergo a change in control. All of our full-time employees are participants in the Change in Control Severance Plan, with the exception of Dr. Strem. Under the Change in Control Severance Plan, upon a termination of employment without Cause by us or for Good Reason by the employee (as such terms are defined in the Change in Control Severance Plan), in either case during the period starting on the date when the definitive agreement for a Change in Control (as defined in the Change in Control Severance Plan) is executed and ending on the six-month anniversary following the consummation of such Change in Control transaction, subject to the execution of a release of claims, our full-time employees (other than Dr. Strem) would be entitled to the following compensation and benefits:

●	a lump sum severance payment equal to three weeks of such employee’s then-effective base salary rate for each year of service completed by the employee, subject to the following minimum and maximum amounts:
●	for all participants that are executive officers or have the title of vice president or higher, a minimum amount equal to 26 weeks of base salary and a maximum amount equal to 52 weeks of base salary, and
●	for all other participants, a minimum amount equal to eight weeks of base salary and a maximum amount equal to 26 weeks of base salary;
●	a lump sum payment of the employee’s prorated annual incentive award for the year of termination, determined assuming achievement of target performance;
●	the payment of any annual incentive that has been earned but not yet paid in respect of any performance period that has concluded as of the executive officer’s termination of employment; and
●	payment of health insurance premiums under COBRA for six months following the date of termination, provided that all such premium payments will cease if the executive officer becomes entitled to receive health insurance coverage under another employer-provided plan.

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

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table shows certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2021.

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

Option Awards

		Number of	Number of
		Securities	Securities
		Underlying	Underlying	Option
		Unexercised	Unexercised	Exercise	Option
		Options (#)	Options (#)	Price	Expiration
Name	Grant Date	Vested	Unvested	($)	Date
Brian M Strem, Ph.D.	27-Jul-21	—	100,000	3.12	27-Jul-31
Eric J. Daniels, MD, MBA	21-Oct-21	—	50,000	1.99	21-Oct-31
Stephen From(2)	14-Jan-11	303	—	9.75	14-Jan-21
	14-Jan-11	3,162	—	9.75	14-Jan-21
	23-Dec-12	728	—	9.75	23-Dec-22
	19-Feb-15	242	—	90.00	19-Feb-25
	24-Feb-15	11,665	—	86.25	24-Feb-25
	28-Aug-15	3,333	—	53.85	28-Aug-25
	25-Jan-16	1,333	—	25.50	25-Jan-26
	29-Mar-16	3,568	—	45.75	29-Mar-26
	18-Jul-16	4,610	—	36.30	18-Jul-26
	18-May-17	1,666	—	27.00	18-May-27
	21-Jun-17	8,333	—	20.25	21-Jun-27
	28-Feb-18	10,000		8.55	28-Feb-28
	1-Feb-19	12,592	741(1)	7.20	1-Feb-29
	14-Feb-20	18,333	11,667(1)	6.55	1-Feb-30
	1-Feb-21	—	10,000(1)	6.46	1-Feb-31
Sarah Romano(3)	24-Oct-16	500	—	24.30	24-Oct-26
	12-Dec-16	500	—	25.80	12-Dec-26
	21-Jun-17	2,666	—	20.25	21-Jun-27
	28-Feb-18	1,666	—	8.55	28-Feb-28
	1-Feb-19	3,148	185(1)	7.20	1-Feb-29
	14-Feb-20	6,111	3,889(1)	6.55	1-Feb-30
	1-Feb-21	—	30,000(1)	6.46	1-Feb-31
(1)	One-third of these options vest on the one-year anniversary of the grant date, with the remainder vesting in equal monthly installments over the remaining two years, subject to continued service through each applicable vesting date.
(2)	Mr. From ceased serving as Executive Chairman as of January 31, 2022.
(3)	Ms. Romano resigned as Chief Financial Officer as of February 25, 2022.

All option awards were granted under our 2005 Equity Incentive Plan, or the 2005 Plan, and our 2014 Equity Incentive Plan, or the 2014 Plan.

Limitations of Liability and Indemnification Matters

Our restated certificate of incorporation and our amended and restated bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporation Law, which prohibits our restated certificate of incorporation from limiting the liability of our directors for the following:

●	any breach of the director’s duty of loyalty to us or our stockholders;
●	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
●	unlawful payment of dividends or unlawful stock repurchases or redemptions; or
●	any transaction from which the director derived an improper personal benefit.

Our restated certificate of incorporation and our amended and restated bylaws also provide that if Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law, as so amended. This limitation of liability does not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our restated certificate of incorporation and our amended and restated bylaws also provide that we shall have the power to indemnify our employees and agents to the fullest extent permitted by law. Our amended and restated bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity, regardless of whether our amended and restated bylaws would permit indemnification. We have obtained directors’ and officers’ liability insurance.

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

The above description of the indemnification provisions of our restated certificate of incorporation, our amended and restated bylaws and our indemnification agreements is not complete and is qualified in its entirety by reference to these documents.

The limitation of liability and indemnification provisions in our restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Director Compensation

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our board of directors. In setting director compensation, the board of directors and the compensation committee consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the board of directors. Brian M. Strem, Ph.D., our President and Chief Executive Officer, receives no compensation for his service as a director, and Stephen From, our former Executive Chairman, received no compensation for his service as a director.

Each independent member of our board of directors who is not our employee is entitled to receive the following cash compensation for board services, as applicable:

●	$40,000 per year for service as a board of directors member;
●	$60,000 per year for service as non-executive chairman or lead independent director of the board of directors;
●	$15,000 per year for service as chairman of the audit committee;
●	$15,000 per year for service as chairman of the compensation committee;
●	$7,500 per year for service as chairman of the nominating and corporate governance committee;
●	$10,000 per year for service as non-chairman member of the audit committee;

●	$7,500 per year for service as non-chairman member of the compensation committee; and
●	$5,000 per year for service as non-chairman member of the nominating and corporate governance committee.

The amounts listed above will be reduced proportionally to the extent that a director attends, either telephonically or in person, fewer than 75% of the meetings of the board or committees on which such director serves, as applicable.

Each new independent non-employee member of our board of directors that is elected to our board of directors will receive a grant of non-statutory stock options under the 2014 Equity Incentive Plan. Such option will be granted following his or her initial election to the board of directors and will be a non-statutory stock option to purchase shares of Common Stock with an exercise price equal to the fair market value of our Common Stock on the grant date. These initial option grants will vest with respect to one-third (1/3) of the underlying shares on the first anniversary of the applicable grant date and ratably in monthly installments over the following 24 months. For purposes of our director grant program, an independent non-employee director is a director who is not employed by us and who does not receive compensation from us (excluding the non-employee director compensation described above) or have a business relationship with us that would require disclosure under certain SEC rules, and who has been determined to be independent under applicable Nasdaq rules by our board of directors.

In addition, each non-employee director is be eligible to receive an annual non-statutory stock option to purchase 5,000 shares of our Common Stock with an exercise price equal to the fair market value of our Common Stock on the grant date. Automatic annual grants vest in full on the one-year anniversary of the grant date.

All options granted to the non-employee directors as described above will have a maximum term of ten years.

We also reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in attending board of directors and committee meetings.

Director Compensation Table

The following table presents the compensation provided by us to the non-employee directors who served during the fiscal year ended December 31, 2021.

	Fees earned or	Option
	paid in cash	awards	Total
Name	($)	($)	($)
Steven J. Boyd (4)	—	—	—
Paul Chaney	76,325	20,090	96,415
Kenneth Gayron (5)	45,000	15,592	60,592
Morton Goldberg (6)	9,625	20,090	29,715
Thomas E. Hancock (6)	13,750	20,090	33,840
David Hollander, MBA, MD (7)	—	—	—
I. Keith Maher, MD (4)	—	—	—
Bernard Malfroy-Camine (6)	11,750	20,090	31,840
Aron Shapiro (5)	37,125	15,592	52,717
Praveen Tyle, Ph.D.	66,750	20,090	86,840
(1)	Brian M. Strem, Ph.D., our President and Chief Executive Officer, and Stephen From, our former Executive Chairman, are not included in this table as Dr. Strem is, and Mr. From was, our employee, and thus received no compensation for their service as directors. The compensation received by Dr. Strem and Mr. From as an employee of the Company is shown in the Summary Compensation Table earlier in this proxy statement.
(2)	Based on the aggregate grant date fair value computed awards in accordance with the provisions of FASB ASC 718, “Compensation — Stock Compensation” excluding the impact of estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 9 to our audited financial statements included in this Annual Report on Form 10-K.

(3)	The aggregate number of option awards outstanding at our 2021 fiscal year end and held by the non-employee directors as of that date were as follows: 42,568 for Mr. Chaney, 17,156 for Mr. Gayron, 0 for Dr. Hollander, 17,156 for Mr. Shapiro and 42,568 for Dr. Tyle.
(4)	Mr. Boyd and Dr. Maher each resigned from the board of directors effective August 3, 2021.
(5)	Messrs. Gayron and Shapiro were each appointed to the board of directors effective April 1, 2021.
(6)	Mr. Hancock, Dr. Goldberg and Dr. Malfroy-Camine resigned from the board of directors effective April 1, 2021.
(7)	Dr. Hollander was appointed to the board of directors effective December 31, 2021.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 1, 2022, by:

●	each of our executive officers;
●	each of our directors and director nominees;
●	all of our directors and executive officers as a group; and
●	each person or group of affiliated persons known by us to beneficially own more than 5% of our Common Stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In general, a person is deemed to be the beneficial owner of (i) any shares of our Common Stock over which such person has sole or shared voting power or investment power, plus (ii) any shares which such person has the right to acquire beneficial ownership of within 60 days of March 1, 2022, whether through the exercise of options, warrants or otherwise.

	Common Stock
	Beneficially Owned
Name of Beneficial Owner	Shares	Percent(2)
5% or Greater Stockholders
Armistice Capital Master Fund, Ltd.(3)	2,131,101	14.4%
510 Madison Avenue, 22nd Floor New York, NY 10022
Named Executive Officers, Directors and Nominees
Brian M. Strem, Ph.D. (4)	27,348	*
Eric Daniels, MD, MBA (5)	9,520	*
Paul Chaney(6)	20,323	*
Kenneth Gayron(7)	1,333	*
David Hollander, MD, MBA	—	*
Erin Parsons	—	*
Aron Shapiro(8)	1,333	*
Praveen Tyle(9)	18,010	*
All current executive officers, directors and nominees as a group (total 9 persons)(10)	77,867	0.6%
*	Represents beneficial ownership of less than one percent (1%) of our outstanding Common Stock.
(1)	Unless otherwise indicated, the address of each beneficial owner listed below is c/o Kiora Pharmaceuticals, Inc., 1371 East 2100 South, Suite 200, Salt Lake City, UT 84105.
(2)	Based on 12,663,965 shares of Common Stock outstanding on March 1, 2022, together with the applicable options and warrants for each stockholder that are exercisable within 60 days.

(3)	This information is based solely upon an amended Schedule 13G filed jointly by Armistice Capital, LLC and Steven Boyd with Securities and Exchange Commission on February 15, 2022. Consists of 2,131,101 shares underlying warrants exercisable within 60 days of March 1, 2022 held by Armistice Capital Master Fund Ltd. Armistice Capital, LLC and Steven Boyd have voting and investment power with respect to such shares. Armistice Capital, LLC and Steven Boyd disclaim beneficial ownership of the securities except to the extent of their respective pecuniary interests therein.
(4)	Consists of 27,348 shares held.
(5)	Consists of 9,520 shares held.
(6)	Consists of 14,242 shares held and 6,081 shares issuable pursuant to stock options exercisable within 60 days of March 1, 2022.
(7)	Consists of 1,333 shares issuable pursuant to stock options exercisable within 60 days of March 1, 2022.
(8)	Consists of 1,333 shares issuable pursuant to stock options exercisable within 60 days of March 1, 2022.
(9)	Consists of 4,126 shares held and 13,884 shares issuable pursuant to stock options exercisable within 60 days of March 1, 2022.
(10)	Consists of (i) 47,075 shares held and (ii) 30,792 shares issuable pursuant to stock options exercisable within 60 days of March 1, 2022.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2021 concerning the number of shares of Common Stock issuable under our existing equity compensation plans.

Number of
	Number of		Securities
	Securities to be	Weighted	Remaining
	Issued Upon	Average	Available
	Exercise of	Exercise	For Future Issuance
	Outstanding	Price of	Under Equity
	Options,	Outstanding	Compensation Plans
	Restricted Stock	Options,	(Excluding
	Units, Warrants	Warrants, and	Securities Reflected
Plan Category	and Rights	Rights	in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	830,315	$10.56	128,333
Equity compensation plans not approved by security holders	—	—	—
Total	830,315	$10.56	128,333
(1)Consists of our 2014 Plan and our 2005 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions since January 1, 2020 to which we have been a party, in which the amount involved exceeded or will exceed the average of 1% of our total assets as of December 31, 2019 and December 31, 2020, and in which any of our directors, executive officers or beneficial owners of more than 5% of our Common Stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation, termination and change-in-control arrangements, which are described under “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

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

Bayon Acquisition

On October 21, 2021, we entered into a Stock Purchase Agreement (the “Bayon Purchase Agreement”) with the former shareholders of Bayon. Pursuant to the Purchase Agreement, we acquired all of the outstanding shares of Bayon, and Bayon became our wholly-owned subsidiary. For a description of the terms of the Bayon acquisition and the Bayon Purchase Agreement, see Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Brian M. Strem, Ph.D., our President and Chief Executive Officer and Eric J. Daniels, MD, MBA, our Chief Development Officer, are former shareholders of Bayon, and received 9,517 and 9,520 shares of Common Stock, respectively, at the closing of the Bayon acquisition. Drs. Strem and Daniels will also be entitled to receive up to approximately $7.1 million in milestone payments, which we may elect to pay in cash or in shares.

Panoptes Acquisition

On December 18, 2020, we entered into a Share Purchase Agreement (the “Panoptes Purchase Agreement”) with the former shareholders of Panoptes. Pursuant to the Panoptes Purchase Agreement, we acquired all of the outstanding equity interests of Panoptes, and Panoptes became our wholly-owned subsidiary. For a description of the terms of the Panoptes acquisition and the Panoptes Purchase Agreement, see Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Dr. Franz Obermayr, our former EVP Clinical Operations and former Acting Chief Executive Officer and Dr. Stefan Sperl, our EVP CMC and Operations, are former shareholders of Panoptes, and received 101,613 and 99,939 shares of Common Stock, respectively, and 5.2715 and 5.1870 shares of Series D Preferred Stock, respectively, at the closing of the Panoptes acquisition. Drs. Obermayr and Sperl will also be entitled to receive up to 214.5202 and 211.4182 shares, respectively, of Series D Preferred Stock in connection with the issuance of holdback shares on the 18 month anniversary of closing and each of Drs. Obermayr and Sperl will be entitled to receive up to approximately $1,847,338 in milestone payments, which we may elect to pay in cash or in shares.

January 2021 Private Placement

On January 6, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Armistice Capital Master Fund, Ltd. (“Armistice”), pursuant to which we issued to Armistice in a private placement (the “Private Placement”) 1,531,101 shares of our Common Stock and warrants to purchase 1,531,101 shares of our Common Stock. The combined purchase price per share and warrant was $5.225. The Private Placement closed on January 6, 2021. The warrants have an exercise price of $5.225 per share, subject to adjustments as provided under the terms of the warrants, and became exercisable on the six month anniversary of their issuance date. The warrants are exercisable for five years from the issuance date. In connection with the Private Placement, we also entered into a Registration Rights Agreement with Armistice (the “Registration Rights Agreement”), pursuant to which we were required to file a registration statement with the Securities and Exchange Commission following the closing of the Private Placement to register for resale the shares of Common Stock and the shares of Common Stock issuable upon the exercise of the Warrants sold in the Private Placement. Such registration agreement was filed April 16, 2021 and declared effective on April 30, 2021.

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

Director Independence

The board of directors has determined that the directors listed in Part III, Item 10 of this Annual Report on Form 10-K are “independent” as such term is currently defined by applicable Nasdaq rules, except for Dr. Strem who is also an executive officer of the Company.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by EisnerAmper LLP, our independent registered public accounting firm, during the fiscal years ended December 31, 2020 and December 31, 2021, in each of the following categories is as set forth in the table below.

	2020	2021
Audit Fees(1)	$171,600	$226,430
Audit-Related Fees(2)	$25,153	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total Fees	$196,753	$226,430
(1)	Audit Fees include fees for services rendered for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees would principally include fees incurred for due diligence in connection with potential transactions and accounting consultations. For 2020, such fees were incurred in connection with the Panoptes acquisition.
(3)	Tax Fees would include fees for services rendered for tax compliance, tax advice, and tax planning. There were no tax fees incurred with EisnerAmper LLP in 2020 and 2021.
(4)	All Other Fees would include fees for all other services rendered to us that do not constitute Audit Fees, Audit-Related Fees, or Tax Fees. There were no other fees incurred with EisnerAmper LLP in 2020 and 2021.

All of the services performed in the years ended December 31, 2020 and 2021 were pre-approved by the audit committee. It is the audit committee’s policy to pre-approve all audit and permitted non-audit services to be provided to us by the independent registered public accounting firm. The audit committee’s authority to pre-approve non-audit services may be delegated to one or more members of the audit committee, who shall present all decisions to pre-approve an activity to the full audit committee at its first meeting following such decision. In addition, the audit committee has considered whether the provision of the non-audit services above is compatible with maintaining the independent registered public accounting firm’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents Filed. The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements. The Consolidated Financial Statements of Kiora Pharmaceuticals, Inc. and its subsidiaries filed under this Item 15:

(2)	Financial Statement Schedules: None. Financial statement schedules have been omitted since the required information is included in our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.
(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.
(b)	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.
(c)	Separate Financial Statements and Schedules: None. Financial statement schedules have been omitted since the required information is included in our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Kiora Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kiora Pharmaceuticals, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years the ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Intangible Assets Impairment Analysis

As of December 31, 2021, the Company had intangible assets and in-process research and development, of approximately $8.7 million. During the year ended December 31, 2021, the Company recorded an impairment loss of $1.8 million related to intangible assets and in-process research and development, and $4.5 million related to goodwill.  As described in Note 2 to the financial statements, the Company performs its impairment test of these items annually, or whenever events or changes in circumstances indicate that the carrying value of the Company assets exceeds its fair value.  The Company performed its annual impairment test of these items in the fourth quarter of 2021. The Company’s impairment test involves comparing the Company’s carrying value to its estimated fair value. The Company’s fair value estimates require management to make significant estimates and assumptions including projected cash flows and guideline public company multiples. Further, the Company retained an independent, third-party valuation firm to assist  management in performing a valuation of the entire Company as of December 31, 2021.

We identified the impairment test of intangible assets and in-process research and development, and goodwill as a critical audit matter due to the significant judgements by management in the estimates and assumptions used in developing the fair value estimates. This in turn led to a high degree of auditor judgement, subjectivity, and effort in performing procedures to evaluate the reasonableness of management’s significant estimates and assumptions. Additionally, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment test of intangible assets and in-process research and development, and goodwill, including developing the estimate of fair value. We evaluated the development and current status of the Company’s active research and development programs.  In addition, we utilized our valuation specialists with specialized skills and knowledge, in evaluating the reasonableness of the Company’s methodology for estimating fair value using the market approach; evaluating the discount rates used by management by comparing it to a range of discount rates developed using existing market information for comparable entities; evaluating market approaches including selected guideline company multiples for reasonableness; and evaluating the mathematical accuracy of the calculations included in both the income and market approaches.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

New York, New York

April 15, 2022

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,854,690	$1,185,677
Prepaid Expenses and Other Current Assets	606,520	449,569
Other Receivables	529,560	90,975
Total Current Assets	8,990,770	1,726,221
Property and Equipment, Net	73,999	30,566
Restricted Cash	45,000	45,000
Goodwill	—	3,484,607
Intangible Assets and In-Process R&D, Net	8,695,850	9,730,164
Operating Lease Assets with Right-of-Use	209,411	83,928
Other Assets	42,964	57,073
Total Assets	$18,057,994	$15,157,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$160,621	$434,763
Accrued Expenses	1,330,141	1,289,261
Operating Lease Liabilities	118,846	48,303
Total Current Liabilities	1,609,608	1,772,327
Non-Current Liabilities:
Contingent Consideration	6,518,770	5,342,950
Deferred Tax Liability	614,436	728,926
Paycheck Protection Program Loan	—	278,190
Non-Current Operating Lease Liabilities	90,566	35,625
Total Non-Current Liabilities	7,223,772	6,385,691
Total Liabilities	8,833,380	8,158,018

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized at December 31, 2021 and 2020; 3,750 designated Series A, 0 shares issued and outstanding at December 31, 2021 and 2020, 10,000 designated Series B, 0 shares issued and outstanding at December 31, 2021 and 2020; 10,000 shares designated Series C, 0 shares issued and outstanding at December 31, 2021 and 2020, 20,000 shares designated Series D, 7 and 4,138 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	41
Common Stock, $0.01 Par Value: 50,000,000 shares authorized at December 31, 2021 and 2020; 12,663,965 and 5,556,394 shares issued and outstanding at December 31, 2021 and 2020, respectively	126,640	55,564
Additional Paid-In Capital	133,918,158	115,283,572
Accumulated Deficit	(124,733,753)	(108,338,834)
Accumulated Other Comprehensive Income	(86,431)	(802)
Total Stockholders’ Equity	9,224,614	6,999,541
Total Liabilities and Stockholders’ Equity	$18,057,994	$15,157,559

See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2021	2020
Collaboration Revenue	$—	$12,059
Operating Expenses:
Research and Development	5,350,264	3,566,045
General and Administrative	5,323,649	4,658,769
Goodwill Impairment	4,498,234	—
Intangible Asset Impairment	1,770,314	—
Total Operating Expenses	16,942,461	8,224,814
Operating Loss Before Other Income	(16,942,461)	(8,212,755)
Other Income, Net:
Gain on Forgiveness of Loan	278,190	—
Contingent Consideration Expense	(29,719)	—
Gain on Disposal of Foreign Entity	—	113,717
Interest Income	1,141	23,339
Interest Expense	(6,851)	(4,186)
Total Other Income, Net	242,761	132,870
Loss Before Income Tax Benefit (Expense)	(16,699,700)	(8,079,885)
Income Tax Benefit (Expense)	304,781	(12,055)
Net Loss	$(16,394,919)	$(8,091,940)
Net Loss per Common Share - Basic and Diluted	$(1.77)	$(1.77)
Weighted Average Shares Outstanding - Basic and Diluted	9,240,500	4,576,058

Net Loss	$(16,394,919)	$(8,091,940)
Other Comprehensive Loss:	—	—
Dissolution of Foreign Entity	—	(113,717)
Foreign Currency Translation Adjustments	(85,629)	(26,550)
Comprehensive Loss	$(16,480,547)	$(8,232,207)

See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2021 and 2020

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2020	4,138	$41	5,556,394	$55,564	$115,283,572	$(802)	$(108,338,834)	$6,999,541

Stock-Based Compensation	—	—	—	—	842,475	—	—	842,475

Issuance of Common Stock from Warrants, Net	—	—	10,417	104	49,897	—	—	50,001

Conversion of Series C Preferred Stock into Common Stock	(4,092)	(41)	852,500	8,525	(8,484)	—	—	—

Conversion of Series D Preferred Stock into Common Stock	(39)	—	10,911	109	(109)	—	—	—

Issuance of Common Stock from Private Placement, Net of Offering Costs of $11,142	—	—	1,531,101	15,311	7,973,550	—	—	7,988,861

Issuance of Common Stock from Registered Direct Offering, Net of Offering Costs of $993,666	—	—	4,668,844	46,689	9,709,659	—	—	9,756,348

Shares issued to Bayon Shareholders at Acquisition	—	—	33,798	338	67,598	—	—	67,936

Foreign Currency Translation Adjustment	—	—	—	—	—	(85,629)	—	(85,629)
Net Loss	—	—	—	—	—	—	(16,394,919)	(16,394,919)

Balance at December 31, 2021	7	$—	12,663,965	$126,640	$133,918,158	$(86,431)	$(124,733,753)	$9,224,614

See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2020 and 2019

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance at December 31, 2019	4,092	$41	4,077,755	$40,778	$106,689,065	$139,465	$(100,246,894)	$6,622,455

Stock-Based Compensation	—	—	—	—	723,856	—	—	723,856

Issuance of Common Stock in Offerings, Net of Offering Costs of $498,687	—	—	500,000	5,000	4,496,313	—	—	4,501,313

Issuance of Shares of Common Stock from Warrant Exercises	—	—	45,417	454	217,546	—	—	218,000

Shares Issued to Panoptes Stockholders at Acquisition	46	—	884,222	8,842	3,157,282	—	—	3,166,124

Dissolution of Foreign Entity	—	—	—	—	—	(113,717)	—	(113,717)
Issuance of Common Stock from Restricted Stock Award Grants	—	—	49,000	490	(490)	—	—	—
Foreign Currency Translation Adjustment	—	—	—	—	—	(26,550)	—	(26,550)
Net Loss	—	—	—	—	—		(8,091,940)	(8,091,940)

Balance December 31, 2020	4,138	$41	5,556,394	$55,564	$115,283,572	$(802)	$(108,338,834)	$6,999,541

See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Operating Activities
Net Loss	$(16,394,919)	$(8,091,940)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization of Intangible Assets	45,296	33,399
Reduction of Right-of-Use Assets	181,977	166,822
Stock-Based Compensation	842,475	723,856
Contingent Consideration	(212,281)	—
Expiration of Prepaid Agreement	—	159,848
Deferred Taxes	(304,782)	12,055
Paycheck Protection Program Loan Forgiveness	(278,190)	—
Goodwill Impairment Loss	4,498,234	—
Intangible Asset Impairment Loss	1,770,314	—
Changes in Operating Assets and Liabilities, Net of Effects of Business Acquired:
Prepaid Expenses and Other Current Assets	(156,951)	(146,971)
Refundable Tax Credit Receivable	(441,196)	(18,957)
Other Assets	14,111	18,916
Accounts Payable	(310,665)	136,697
Lease Liabilities	(181,977)	(166,822)
Deferred Revenue	—	—
Accrued Expenses	40,882	(144,072)
Net Cash Used in Operating Activities	(10,887,672)	(7,317,169)

Investing Activities:
Purchase of Property and Equipment	(63,865)	(20,077)
Acquisitions, net of cash acquired	(93,155)	(110,644)
Dissolution of Foreign Entity	—	(113,717)
Net Cash Used in Investing Activities	(157,020)	(244,438)

Financing Activities:
Proceeds from Stock Offerings	18,750,016	5,000,000
Stock Issuance Costs	(1,004,809)	(498,687)
Exercise of Warrants	50,001	218,000
Paycheck Protection Program Loan Proceeds	—	278,190
Net Cash Provided by Financing Activities	17,795,208	4,997,503

Effect of Exchange Rate Changes on Cash	(81,503)	(26,931)
Net Increase (Decrease) in Cash	6,669,013	(2,591,035)
Cash, Including Restricted Cash, Beginning of Year	1,230,677	3,821,712
Cash, Including Restricted Cash, End of Year	$7,899,690	$1,230,677

Supplemental Disclosures of Noncash Operating and Financing Activities:
Conversion of Series C Preferred Stock into Common Stock	$8,525	$—
Conversion of Series D Preferred Stock into Common Stock	$109	$—
Creation of Right-of-Use Assets and Related Lease Liabilities	$313,312	$166,824
Grant of Restricted Stock Awards	$—	$490

See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

1. Organization, Business, and Liquidity

Kiora is a clinical-stage specialty pharmaceutical company developing and commercializing therapies for the treatment of ophthalmic diseases. On November 5, 2021, Kiora Pharmaceuticals, Inc. (formerly known as EyeGate Pharmaceuticals, Inc.) (“Kiora” or the “Company”) filed with the Secretary of State of the State of Delaware, a Certificate of Ownership and Merger, merging its wholly-owned Delaware subsidiary, Kiora Pharmaceuticals, Inc., (incorporated in October 2021) into the Company and amending the Company’s certificate of incorporation to change its name to “Kiora Pharmaceuticals, Inc.” effective November 8, 2021 (the “Name Change”). The Company also amended and restated its bylaws to reflect the change to the Company’s name (the “Bylaws Amendment”). The Name Change and the Bylaws Amendment each became effective on November 8, 2021. The Company’s common shares commenced trading on the Nasdaq Capital Market under the new ticker symbol “KPRX” and a new CUSIP number (49721T101) effective at the market open on November 8, 2021.

Our lead product is KIO-301 with an initial focus on patients with later stages of disease progression due to Retinitis Pigmentosa (any and all sub-forms). KIO-301 is a potential vision-restoring small molecule that acts as a “photoswitch” specifically designed to restore vision in patients with inherited and age-related degenerative retinal diseases. The molecule is specifically designed to restore the eyes’ ability to perceive and interpret light in visually impaired patients. It selectively enters viable downstream retinal ganglion cells (no longer receiving electrical input due to degenerated rods and cones) and is intended to turn them into light sensing cells, capable of signaling the brain as to the presence or absence of light. We expect to initiate a Phase 1b clinical trial in the third quarter of 2022. On March 17, 2022, we were granted Orphan Drug Designation from the U.S. FDA for the Active Pharmaceutical Ingredient (“API”) in KIO-301. KIO-301 (formerly known as B-203) was acquired through the Bayon Therapeutics, Inc. (“Bayon”) transaction which closed October 21, 2021.

KIO-101 is a product that focuses on patients with Ocular Presentation of Rheumatoid Arthritis (“OPRA”). KIO-101 is a next-generation, non-steroidal, immuno-modulatory and small-molecule inhibitor of Dihydroorotate Dehydrogenase (“DHODH”) with what we believe to be best-in-class picomolar potency and a validated immune modulating mechanism designed to overcome the off-target side effects and safety issues associated with commercially available DHODH inhibitors. In the fourth quarter of 2021, we reported top-line safety and tolerability from a phase 1b proof-of-concept (“POC”) study evaluating KIO-101 in patients with ocular surface inflammation. We expect to initiate a Phase 2 clinical trial in the second half of 2022. KIO-101 (formerly known as PP-001) was acquired through the acquisition of Panoptes Pharma Ges.m.b.H “Panoptes” in the fourth quarter of 2020.

In addition, we are developing KIO-201, for patients undergoing PRK surgery for corneal wound repair after refractive surgery.  KIO-201 is a modified form of the natural polymer hyaluronic acid, designed to protect the ocular surface to permit re-epithelialization of the cornea and improve and maintain ocular surface integrity. KIO-201 has unique properties that help hydrate and protect the ocular surface.

Since its inception, Kiora has devoted substantially all of its efforts to business planning, research and development, and raising capital.

The accompanying Consolidated Financial Statements have been prepared assuming that Kiora will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2021, Kiora had unrestricted Cash and Cash Equivalents of $7.855 million, and an Accumulated Deficit of $124.734 million. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. Based on its cash on hand at December 31, 2021, the Company anticipates having sufficient cash to fund planned operations into July 2022, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. To continue development, Kiora will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although historically the Company has been successful at raising capital, most recently raising net proceeds of approximately $9.8 million in a registered direct offering that closed on August 11, 2021, additional capital may not be available on terms favorable to Kiora, if at all. On May 13, 2019, the SEC declared effective Kiora’s registration statement on Form S-3, registering a total of $50,000,000 of its securities for sale to the public from time to time in what is known as a “shelf offering”. The Company does not know if any future offerings, including offerings pursuant to its shelf registration statement, will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries, EyeGate Pharma S.A.S. (through its dissolution on December 30, 2020), Jade Therapeutics, Inc. (“Jade”), Kiora Pharmaceuticals GmbH (“Kiora GmbH”) (formerly known as Panoptes Pharma Ges.m.b.H or “Panoptes”) (effective December 18, 2020 when the Company acquired all of the capital stock of Panoptes), Bayon (effective October 21, 2021 when the Company acquired all of the capital stock of Bayon), and Kiora Pharmaceuticals Pty Ltd (“Kiora Pty”) (formerly known as Bayon Therapeutics Pty Ltd), collectively referred to as “the Company”. All inter-company balances and transactions have been eliminated in consolidation. These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

Foreign Currency Translation

Operations of Kiora GmbH are, and prior to its dissolution on December 31, 2020, operations of EyeGate Pharma S.A.S. were, conducted in euros which represent its functional currency. Operations of Kiora Pty are conducted in Australian dollars, which represent its functional currency. Balance sheet accounts of such subsidiaries were translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income statement accounts were translated to the average rate of exchange prevailing during the period. Translation adjustments resulting from this process, are included in accumulated other comprehensive loss on the Consolidated Balance Sheets.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of 90 days or less when acquired that are not restricted as to withdrawal, to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. The Company invests its cash in either U.S. government or treasury money market funds with maturities of 90 days or less. At December 31, 2021 and 2020, the Company has classified $0.045 million as restricted cash.

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

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

2. Summary of Significant Accounting Policies - (continued)

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of and considers whether long-lived assets held for use have been impaired whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable, or that the period of their recovery may have changed. Management makes significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity in order to test for impairment. Management reports those long-lived assets to be disposed of and assets held for sale at the lower of carrying amount or fair value less cost to sell. Based on current facts, estimates and assumptions, management believes that no assets are impaired at December 31, 2021. There is no assurance that management’s estimates and assumptions will not change in future periods.

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

Goodwill

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. In 2021, this consists of the goodwill of the Company’s subsidiaries Jade, Kiora GmbH, and Bayon. In 2020, this consists of the goodwill of the Company’s subsidiaries Jade and Kiora GmbH. Goodwill is not amortized and is tested for impairment on an annual basis in the fourth quarter of each fiscal year and whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed qualitative impairment evaluations on its goodwill as of December 31, 2021. Goodwill as of December 31, 2021 was reduced to zero after taking an impairment loss of $4.498 million. The Fair Value is determined using the income approach with a reconciliation to the Company’s stock price. The impairment is reported on the consolidated statements of operations. Goodwill as of December 31, 2020 is $3.485 million.

In-Process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At December 31, 2021, there is $8.696 million of in-process R&D as part of intangible asset and in-process R&D on the Consolidated Balance Sheets. This amount includes an impairment loss of $1.770 million reported on the consolidated statements of operations. The impairment loss is for KIO-201 and is due to the fact the asset is regulated as a drug and not a device which is extending development time. At December 31, 2020, there is $9.730 million of in-process R&D as part of intangible asset and in-process R&D on the Consolidated Balance Sheet.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

Business Segment and Geographical Information

The Company identifies operating segments as components of the enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as fully integrated and operating in one business segment (research and development), and the Company operates in three geographic segments.

Income Taxes

The Company will record a deferred income tax asset and liability for the expected future income tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements and income tax returns. The Company will record a deferred income tax asset and liability based on differences between the financial statement carrying, or “book”, amounts of assets and liabilities, and the tax bases of the assets and liabilities using the enacted income tax regulations in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred income tax asset will be recorded if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. As of December 31, 2021 and 2020, all of the Company’s net deferred income tax assets were subject to a full valuation allowance. As of December 31, 2021 and 2020, the Company has a net deferred tax liability of $0.614 million and $0.729 million, respectively.

The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. As of December 31, 2021, the Company had no unrecognized uncertain income tax positions.

Refunds for Research and Development

Kiora, through its Kiora GmbH subsidiary, is entitled to receive certain refunds associated with its research and development expenses in Austria. These refunds are realized in the form of a cash payment in the year following the incurred research & development expenses. The Company records the refundable payment as a reduction in expense in the year in which the research and development expenses are incurred.

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

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

Net Loss per Share - Basic and Diluted

Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period, which, for basic net loss per share, does not include the weighted-average unvested restricted common stock that has been issued but is subject to forfeiture of 41,216 shares for year ended December 31, 2021 and 77,262 shares for the year ended December 31, 2020.

Dilutive common equivalent shares consist of stock options, warrants, and preferred stock and are calculated using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants. Common equivalent shares do not qualify as participating securities. In periods where the Company records a net loss including the years ended December 31, 2021 and 2020, unvested restricted common stock and potential common stock equivalents are not included in the calculation of diluted net loss per share as their effect would be anti-dilutive. All shares of Common Stock that may potentially be issued in the future are as follows:

	Year Ended December 31,
	2021	2020
Common Stock Warrants	6,757,180	2,726,700
Employee Stock Options	515,922	246,893
Preferred Stock	2,089	865,500
Total Shares of Common Stock Issuable	7,275,191	3,839,093

Related-Party Transactions

During the year ended December 31, 2021, the Company entered into certain related-party transactions, making payments for services to one vendor and six consultants, all of whom also are stockholders of the Company. These transactions generally are ones that involve a stockholder or option holder of the Company to whom the Company also makes payments during the year, typically as a consultant or a service provider. Additionally, on January 6, 2021, the Company completed a private placement of 1,531,101 shares of Common Stock and warrants to purchase up to 1,531,101 shares of Common Stock to an affiliate of Armistice Capital, LLC, with a combined purchase price per share and warrant of $5.225. Steven J. Boyd and Keith Maher, each of whom were members of the Company’s board of directors through August 3, 2021, are affiliates of Armistice Capital, LLC, and Mr. Boyd held voting and investment power over such entity. The total net proceeds from the private placement were approximately $8.0 million. Lastly, on October 21, 2021, the Company acquired Bayon of which the Company’s CEO, Brian Strem, was a Co-Founder and Managing Director. Except for the private placement and Bayon acquisition as described previous, the transactions with related parties during the year ended December 31, 2021 are not material to the accompanying Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

2. Summary of Significant Accounting Policies - (continued)

During the year ended December 31, 2020, the Company entered into certain related-party transactions, making payments for services to two vendors, seven consultants and two public universities, all of whom also are stockholders of the Company. The Company made payments related to manufacturing services to one vendor in the amount of approximately $502,000. Except for the manufacturing services as described previous, the transactions with related parties during the year ended December 31, 2020 are not material to the accompanying Consolidated Financial Statements.

Fair Value of Financial Instruments

As of December 31, 2021 and 2020, the fair value of the Company’s contingent consideration was $6.519 million and $5.343 million, respectively. During the year ended December 31, 2021, the Company recorded contingent consideration at fair value of $1.388 million as a result of the Bayon acquisition and reduced the contingent consideration liability by $0.212 million due to a payment made in accordance with terms from the Panoptes acquisition. During the year ended December 31, 2020, the Company recorded contingent consideration at fair value of $3.633 million as a result of the Panoptes acquisition. The remaining contingent consideration arose from Series D Preferred Shares. The Company evaluates the fair value of contingent consideration on a quarterly basis and there were no fair value adjustments recorded during the years ended December 31, 2021 and 2020.

At December 31, 2021 and 2020, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for smaller reporting companies in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material effect on the Company’s Consolidated Financial Statements and related disclosures.

3. Property and Equipment

Property and equipment at December 31, 2021 and 2020 consists of the following:

	Estimated Useful
	Life
	(Years)	2021	2020
Laboratory Equipment	3	$88,399	$82,653
Office Equipment	3	3,614	3,888
Office Furniture	5	72,549	14,430
Leasehold Improvements	2	22,569	22,569
Total Property and Equipment, Gross		187,131	123,540
Less Accumulated Depreciation		113,132	92,974
Total Property and Equipment, Net		$73,999	$30,566

Depreciation expense was $20,296 and $8,399 for the years ended December 31, 2021 and 2020, respectively.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

4. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2021	2020
Payroll and Benefits	$937,970	$629,465
Professional Fees	194,425	328,420
Clinical Trials	168,785	203,646
Other	28,961	127,730
Total Accrued Expenses	$1,330,141	$1,289,261

5. Debt

In May 2020, the Company received loan funds (the “Loan”) from the Paycheck Protection Program (“PPP”) of $0.278 million. In April 2021, the Company was notified by the Small Business Administration (“SBA”) that this Loan was forgiven in full.

The Company has no additional indebtedness at December 31, 2021 and 2020.

6. Intangible Assets and In-Process R&D

Intangible assets at December 31, 2021 consist of the rights to trade-secrets and know-how related to the manufacturing of KIO-201. During the third quarter of 2018, the Company entered into an intellectual property license agreement with SentrX Animal Care, Inc. (“SentrX”) with respect to certain rights relating to the manufacturing of KIO-201. The intangible assets were recorded at $0.250 million, representing the upfront payment paid to SentrX. Additionally, SentrX is eligible to receive milestone payments totaling up to $4.750 million, upon and subject to the achievement of certain specified development and commercial milestones. These future milestone payments to SentrX will increase the carrying value of the intangible assets. The Company’s intangible assets are amortized on a straight-line basis over the estimated useful lives. Additionally, in-process R&D at December 31, 2021 and December 31, 2020 consists of projects acquired from the acquisitions of Jade, Bayon and Panoptes that have not reached technological feasibility and which have no alternative future use. Once the R&D process is complete, the Company will amortize the R&D asset over its remaining useful life. The Company periodically evaluates these assets for impairment.

Intangible assets and in-process R&D at December 31, 2021 and 2020 consists of the following:

	Estimated Useful
	Life (Years)	2021	2020
Trade Secrets	10	$250,000	$250,000
Less: Accumulated Amortization		(81,250)	(56,250)
Intangible Assets, Net		168,750	193,750
In-Process R&D		10,297,414	9,536,414
Impairment Loss		(1,770,314)	—
In-Process R&D, Net		$8,527,100	$9,536,414
Total Intangible Assets and In-Process R&D, Net		$8,695,850	$9,730,164

Amortization expense on intangible assets was $25,000 for each of the years ended December 31, 2021 and 2020. Impairment loss was for KIO-201.

7. Capital Stock

On January 3, 2020, the Company completed a registered direct offering with institutional investors for 500,000 shares of Common Stock with a purchase price of $10.00 per share. The total net proceeds to the Company, after deducting the placement agent fees and offering expenses, were approximately $4.5 million.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

On June 25, 2020, following the Company’s 2020 Annual Meeting of Stockholders, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation that decreased the number of authorized shares of the Company’s common stock from 120,000,000 to 50,000,000.

7. Capital Stock - (continued)

In connection with the Panoptes acquisition, on December 18, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations for up to 20,000 shares of Series D Convertible Preferred Stock with the Delaware Secretary of State. The Series D Convertible Preferred Stock has a stated value of $1,000 per share and a conversion price of $3.5321 per share but may not be converted until stockholder approval is obtained. The Series D Preferred Stock is only entitled to dividends in the event dividends are paid on the Company’s shares of Common Stock and does not have any preferences over the Company’s shares of Common Stock or any voting rights, except in limited circumstances.

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

On September 17, 2021, holders elected to convert 39 shares of Series D Preferred stock that were issued in connection with the Panoptes acquisition into 10,911 shares of Common Stock.

8. Warrants

At December 31, 2021 and 2020, the following warrants were outstanding:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Awards	Price	Term in Years

Outstanding at December 31, 2019	2,875,006	$14.14	3.37
Issued	25,000	12.50	4.01
Exercised	(45,417)	4.80	2.29
Expired	(127,889)	139.28	—
Outstanding at December 31, 2020	2,726,700	$8.41	2.45
Issued	4,098,965	3.39	4.68
Exercised	(10,417)	4.80	1.29
Expired	(58,068)	52.50	—
Outstanding at December 31, 2021	6,757,180	$4.99	3.42

All of the warrant agreements provide for a cashless exercise in the event a registration statement covering the issuance of the shares of common stock underlying the warrants is not effective, whereby the number of shares to be issued upon exercise of such warrants will be reduced based on the exercise price and the market value of the shares at the time of exercise. The outstanding warrants expire from 2022 through 2027.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”), and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. As of December 31, 2021, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP was 806,005 and 11,371 shares, respectively.

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

The following is a summary of stock option activity for the years ended December 31, 2021 and 2020:

			Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Options	Exercise Price	(In Years)
Outstanding at December 31, 2019	174,175	$27.42	6.22
Granted	93,165	6.31
Expired	(17,114)	10.59
Forfeited	(3,333)	7.20
Outstanding at December 31, 2020	246,893	$20.90	7.20
Exercisable at December 31, 2020	142,061	$31.58	5.85
Vested and Expected to Vest at December 31, 2020	246,893	$20.90	7.20
Granted	345,865	4.11
Expired	(32,544)	25.86
Forfeited	(44,292)	6.49
Outstanding at December 31, 2021	515,922	$10.43	8.30
Exercisable at December 31, 2021	201,653	$22.00	6.37
Vested and Expected to Vest at December 31, 2021	515,922	$10.43	8.30

During the years ended December 31, 2021 and 2020, the Board approved the grant of options to purchase 345,865 and 93,165 shares of its Common Stock, respectively. All option grants were pursuant to the 2014 Plan. In general, options granted under the 2014 Plan vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

9. Equity Incentive Plan - (continued)

For the years ended December 31, 2021 and 2020, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2021	2020
Risk-Free Interest Rate	1.82%	1.82%
Expected Life	10.0 years	10.0 years
Expected Average Volatility	140%	153%
Expected Dividend Yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the years ended December 31, 2021 and 2020 was $4.91 and $6.26, respectively.

The following is a summary of restricted stock activity for the years ended December 31, 2021 and 2020:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Grant Date Fair Value	Recognition Period
Non-vested Outstanding at December 31, 2019	50,187	$8.64	1.49
Awarded	49,000	6.55
Vested	(31,767)	8.69
Non-vested Outstanding at December 31, 2020	67,420	$7.10	1.66
Vested	(46,437)	7.33
Forfeited	(5,971)	6.66
Non-vested Outstanding at December 31, 2021	15,012	$6.55	1.09

During year ended December 31, 2021, 5,971 shares of restricted stock, which had not vested, were forfeited and returned to the Company. During the years ended December 31, 2021 and 2020, the Board approved the grant of 0 and 49,000 restricted shares of Common Stock, respectively. All grants of restricted shares were pursuant to the 2014 Plan. These vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.

The total stock-based compensation expense for employees and non-employees is included in the accompanying Consolidated Statements of Operations and as follows:

	Year Ended December 31,
	2021	2020

Research and Development	$246,386	$197,806
General and Administrative	596,089	526,050
Total Stock-Based Compensation Expense	$842,475	$723,856

The fair value of options granted for the years ended December 31, 2021 and 2020 was approximately $1.233 million and $0.580 million, respectively. There was no restricted stock granted for the year ended December 31, 2021. As of December 31, 2021 and 2020, there was approximately $1.001 million and $0.780 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted average period of 2.27 and 1.95 years, respectively. The aggregate intrinsic value of stock options outstanding at December 31, 2021 and 2020 was $0.

As of December 31, 2021, there were 110,874 shares of Common Stock available for grant under the 2014 Plan and 7,806 shares available under the Company’s ESPP.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

10. Income Taxes

The components of loss before income taxes are as follows:

	Year Ended December 31,
	2021	2020
Domestic	$(13,376,230)	$(7,996,327)
Foreign	(3,323,470)	(83,558)
Total Loss Before Income Taxes	$(16,699,700)	$(8,079,885)

The components of income tax expense are as follows:

	Year Ended December 31,
	2021	2020
Deferred Taxes:
Federal	$(190,937)	$(529)
State	(113,843)	12,584
Total Deferred Taxes	$(304,780)	$12,055
Income Tax (Benefit) Expense	$(304,780)	$12,055

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	Year Ended December 31,
	2021	2020
United States Federal Income Tax Rate	21.00%	21.00%
State Taxes, Net of Federal Benefit	3.22	(1.59)
Permanent Differences	(5.69)	(15.00)
Change in Valuation Allowance	(19.81)	17.53
Research and Development Credits	0.91	1.65
Tax Rate Differential	0.83	(2.12)
Stock-Based Compensation	—	(1.32)
Gain on Dissolution of Foreign Subsidiary	—	(15.81)
Other	1.36	(4.49)
Effective Tax Rate Expense	1.82%	(0.15)%

The Company’s deferred tax assets and liabilities consist of the following:

	Year Ended December 31,
	2021	2020
Net Deferred Tax Liability:
Net Operating Loss Carryforwards	$20,689,134	$17,042,422
Research and Development Credit Carryforwards	2,853,598	2,695,773
Capitalized Research and Development	5,640,428	6,251,945
Stock-Based Compensation	835,432	781,252
Cash Versus Accrual Adjustments	128,188	223,674
Total Deferred Tax Assets	30,146,780	26,995,066
Valuation Allowance	(28,628,836)	(25,320,159)
Net Deferred Tax Asset	1,517,944	1,674,907
Depreciation and Amortization	(955)	(1,083)
In-Process Research and Development	(2,131,425)	(2,402,750)
Net Deferred Tax Liability	$(614,436)	$(728,926)

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

10. Income Taxes - (continued)

As of December 31, 2021, the Company has federal and state net operating loss carryforwards of approximately $72.370 million and $51.930 million, respectively, to offset future federal and state taxable income. Federal NOL carryforwards as of December 31, 2017 totaling $46.054 million, and state NOL carryforwards as of December 31, 2021 totaling $49.894 million will expire at various dates through 2041 and state NOL carryovers as of December 31, 2021 of $2.037 million can be carried forward indefinitely but limited to offset 80% of taxable income. Federal NOL carryforwards generated during the years ended December 31, 2018 and forward totaling $26.316 million will carry forward indefinitely, but their utilization will be limited to 80% of taxable income. The Company has foreign net operating loss carryforwards of $9.405 million as of December 31, 2021, which can be carried forward indefinitely. As of December 31, 2021, the Company also has federal and state research and development tax credit carryforwards of approximately $2.456 million and $0.503 million, respectively, to offset future income taxes, which expire at various times through 2041. The federal and state net operating loss and research tax credit carryforwards may be subject to the limitations provided in the Internal Revenue Code (“IRC”) Sections 382 and 383. Approximately $0.639 million of the federal net operating loss attributable to Jade is subject to a Section 382 limitation. Jade’s carryover of its research and development credits will be subject to the Section 383 limitation.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES” Act) was enacted. The CARES Act included several income tax provisions including NOL carryback provisions and other tax benefits. The Company does not expect that the CARES Act will have a material impact on its income tax provision.

The Company files United States federal income tax returns and income tax returns in the Commonwealth of Massachusetts, California, North Carolina and Utah, as well as foreign tax returns for its subsidiaries in Austria and Australia. The Company filed all foreign tax returns for its former French subsidiary EyeGate Pharma S.A.S., which was dissolved December 31, 2020. The Company is not under examination by any jurisdiction for any tax year.

The Company has recorded a valuation allowance against its United States deferred tax assets in each of the years ended December 31, 2021, and 2020 because the Company’s management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased (decreased)by approximately $3.309 million and $(0.958) million during the years ended December 31, 2021 and 2020, respectively, primarily as a result of the increase in net operating losses and credits, adjustments for accrual to cash basis items, and capitalized research and development expenses.

As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company will recognize interest and penalties related to income taxes in income tax expense. The Company has not, as yet, conducted a study of R&D credit carryforwards, which are fully reserved for. This study may result in an adjustment to the Company’s R&D credit carryforwards and related valuation allowance, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position.

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

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

11. Commitments and Contingencies

Leases

The Company is a party to three real property operating leases for the rental of office or lab space. The Company has office space in Waltham, Massachusetts of up to 4,516 square feet with a term through March 31, 2022. The Company also has office and laboratory space of approximately 3,540 square feet in Salt Lake City, Utah with a term through November 30, 2023, which is now used for its corporate headquarters. The Company has office space in Vienna, Austria of approximately 1,555 square feet with a term through October 31, 2023 as a result of the Panoptes acquisition effective December 18, 2020.

Additional right-of-use assets and lease liabilities were recorded upon the new lease agreements or extensions that were effective as of December 31, 2021.

Operating lease assets and liabilities are recognized at the lease commencement date at the present value of lease payments to be paid. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments. To determine the present value of lease payments to be paid, the Company estimated incremental secured borrowing rates corresponding to the maturities of the leases. The Company estimated a rate of 10% based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. The Company recognizes expense for its leases on a straight-line basis over the lease term. Operating lease expense, consisting of the reduction of the right-of-use asset and the imputed interest on the lease liability, totaled $0.215 million and $0.174 million for the years ended December 31, 2021 and 2020, respectively.

Maturities of lease liabilities were as follows as of December 31, 2021:

Operating Leases
2022	$133,339
2023	95,086
Less: Imputed Interest	(19,014)
Lease Liabilities	$209,411

License Agreements

The Company is a party to six license agreements as described below. These license agreements require the Company to pay or receive royalties or fees to or from the licensor based on revenue or milestones related to the licensed technology.

On July 2, 2013, the Company (through its subsidiary, Kiora Pharmaceuticals GmbH) entered into a patent and know-how assignment agreement with 4SC Discovery GmbH (“4SC”) transferring to it all patent rights and know-how to the compound KIO-101. The Company is responsible for paying royalties of 3.25% on net sales of KIO-101.

On July 2, 2013, the Company (through its subsidiary, Kiora Pharmaceuticals, GmbH) entered into an out-license agreement with 4SC granting 4SC the exclusive worldwide right to commercialize the compound KIO-101 for rheumatoid arthritis and inflammatory bowel disease, including Crohn’s Disease and Ulcerative Colitis. The Company is eligible to receive milestone payments totaling up to 155 million euros, upon and subject to the achievement of certain specified developmental and commercial milestones. We have not received any milestones from 4SC. In addition, the Company is eligible to receive royalties of 3.25% on net sales of KIO-101.

On September 12, 2013, the Company (through its subsidiary,Jade Therapeutics, Inc.) entered into an agreement with Lineage Cell Therapeutics, Inc. (“Lineage”), formerly known as BioTime, Inc. granting to the Company the exclusive worldwide right to commercialize cross-linked thiolated carboxymethyl hyaluronic acid (“modified HA”) for ophthalmic treatments in humans. The agreement requires the Company to pay an annual fee of $30,000 and a royalty of 6% on net sales of KIO-201 to Lineage based on revenue relating to any product incorporating the modified HA technology. The agreement expires when patent protection for the modified HA technology lapses in August 2027.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

11. Commitments and Contingencies - (continued)

On September 26, 2018, the Company entered into an intellectual property licensing agreement (the “SentrX Agreement”) with SentrX, a veterinary medical device company that develops and manufactures veterinary wound care products. Under the SentrX Agreement, the Company in-licensed the rights to trade secrets and know-how related to the manufacturing of KIO-201. The SentrX Agreement enables the Company to pursue a different vendor with a larger capacity for manufacturing and an FDA-inspected facility for commercialization of a product for human use. Under the SentrX Agreement, SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified developmental and commercial milestones. The term of the agreement is until the Product is no longer in the commercial marketplace.

On April 23, 2020, the Company (through its subsidiary, Kiora Pharmaceuticals Pty Ltd) entered into an agreement with the University of California (“UC”) granting to the Company the exclusive rights to its pipeline of photoswitch molecules. The agreement requires the Company to pay an annual fee to UC of $5,000, as well as payments to UC upon the achievement of certain development milestone and royalties based on KIO-301 revenue. The Company is obligated to pay royalties on net sales of two percent (2%) of the first $250 million of net sales, one and a quarter percent (1.25%) of net sales between $250 million and $500 million, and one half of one percent (0.5%) of net sales over $500 million. The agreement expires on the date of the last-to-expire patent included in the licensed patent portfolio which is January 2030.

On May 1, 2020, the Company (through its subsidiary, Kiora Pharmaceuticals Pty Ltd) entered into an agreement with Photoswitch Therapeutics, Inc. (“Photoswitch”) granting to the Company access to certain patent applications and IP rights with last-to-expire patent terms of January 2030. The agreement calls for payments to Photoswitch upon the achievement of certain development and upon first commercial sale of the product.

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

12. Employee Benefit Plans

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contribution for the year ended December 31, 2021.

As a result of the 401(k) plan compliance review for the year ended December 31, 2020, the Company contributed $25,905 to eligible participants during the third quarter of 2021. As of December 31, 2021, the Company has accrued an additional estimate of $20,334 for contributions likely due as a result of the 401(k) plan compliance review to be performed for the year ended December 31, 2021.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

13. Acquisitions

Bayon Therapeutics, Inc. Acquisition

Effective October 21, 2021, the Company acquired all of the capital stock of Bayon, a privately held ophthalmic specialty pharmaceutical company focused on developing light sensitive small molecules. With the Bayon acquisition, Bayon became a wholly-owned subsidiary of Kiora. The assets acquired and liabilities assumed have been recorded at fair value on the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill, which is not expected to be deductible for tax purposes.

Under the terms of the Bayon acquisition agreement, in consideration for 100% of the outstanding equity interests in Bayon, the Company paid cash in the amount of $0.097 million to certain sellers and creditors and issued 33,798 shares of Kiora common stock. The former stockholders of Bayon are also eligible to receive up to $7.1 million in additional cash or stock payments based on clinical trial and FDA approval milestones for Bayon’s product candidates, as set forth in the Purchase Agreement. The cash or stock earn-out payments were recorded as contingent consideration and fair valued at $1.388 million at the acquisition date.

The fair value of the shares issued in the Bayon acquisition was approximately $0.068 million based on the average closing price of the Company’s Common Stock for five trading days immediately preceding the closing date, or $2.01 per share.

The following table summarizes the purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed in the Bayon acquisition at the date of acquisition.

Bayon
Current Assets (1)	$5,290
In-Process R&D	761,000
Goodwill	1,013,627
Accounts Payable	(36,525)
Deferred Tax Liability	(190,291)
Contingent Consideration	(1,388,101)
Total Purchase Price	$165,000
(1)	Current Assets include cash and receivables of $3,910 and $1,380, respectively.

Net loss in the Consolidated Statement of Operations for the twelve months ended December 31, 2021 includes net losses of Bayon of $0.128 million from the date of acquisition. The acquired intangible assets, which consist solely of in-process research and development, will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval, the intangible assets are then accounted for as finite-lived intangible assets and amortized on a straight-line basis over its estimated useful life.

The Company recognized approximately $0.090 million of acquisition-related costs for the Bayon acquisition that were expensed in the year ended December 31, 2021 as a component of general and administrative expense.

Pro forma disclosure for Bayon acquisition

The following table includes the pro forma results for Bayon the year ended December 31, 2021 of the combined companies as though the Bayon Acquisition had been completed as of the beginning of the period presented.

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
	(unaudited)	(unaudited)
Operating Expenses	$16,964,040	$8,426,655
Net Loss	$(16,416,499)	$(8,103,868)

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

13. Acquisitions - (continued)

The pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect the Company’s future results of operations or what the results of operations would have been had the Company owned and operated Bayon as of the beginning of the period presented.

Panoptes Pharma Ges.m.b.H. Acquisition

Effective December 18, 2020, the Company acquired all of the capital stock of Panoptes Pharma Ges.m.b.H. (“Panoptes”), a privately held clinical stage biotech company focused on developing a novel proprietary small molecule for the treatment of severe eye diseases with a high unmet medical need, as well as for conditions outside the ocular space. With the Panoptes acquisition, Panoptes became a wholly-owned subsidiary of Kiora. The assets acquired and liabilities assumed have been recorded at fair value on the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill, which is not expected to be deductible for tax purposes.

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

(1)Current Assets include cash, receivables, and prepaid expenses of $333,860, $73,368, and $3,635, respectively.

Net loss in the Consolidated Statement of Operations for the twelve months ended December 31, 2020 includes net losses of Panoptes of $0.034 million from the date of acquisition. The Company’s intangible assets, which consist solely of in-process research and development, will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval, the intangible assets are then accounted for as finite-lived intangible assets and amortized on a straight-line basis over its estimated useful life.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

13. Acquisitions - (continued)

The Company recognized approximately $0.050 million and $0.414 million of acquisition-related costs for the Panoptes acquisition that were expensed in the years ended December 31, 2021 and 2020, respectively, as a component of general and administrative expense.

Pro forma disclosure for Panoptes acquisition

The following table includes the pro forma results for Panoptes the year ended December 31, 2020 of the combined companies as though the Panoptes Acquisition had been completed as of the beginning of the period presented.

Year Ended
December 31, 2020
(unaudited)
Revenues	$558,063
Operating Expenses	9,842,685
Net Loss	$(9,172,201)

The pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect the Company’s future results of operations or what the results of operations would have been had the Company owned and operated Panoptes as of the beginning of the period presented.

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2022	By:	/s/ Brian Strem
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brian Strem	President and Chief Executive Officer	April 15, 2022
Brian Strem	(Principal executive officer, principal financial officer, and principal accounting officer)

/s/ Paul Chaney	Director	April 15, 2022
Paul Chaney

/s/ Kenneth Gayron	Director	April 15, 2022
Kenneth Gayron

/s/ Praveen Tyle	Director	April 15, 2022
Praveen Tyle

/s/ David Hollander	Director	April 15, 2022
David Hollander

/s/ Aron Shapiro	Director	April 15, 2022
Aron Shapiro

/s/ Erin Parsons	Director	April 15, 2022
Erin Parsons

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit

2.1

Stock Purchase Agreement, dated as of March 7, 2016, by and among the Registrant and the Sellers named therein (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 7, 2016 and incorporated by reference thereto).

2.2

Share Purchase Agreement, dated as of December 18, 2020, by and among the Registrant and the Sellers named therein (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 21, 2020 and incorporated by reference thereto).

2.3

Stock Purchase Agreement, dated as of October 21, 2021, by and among the Registrant and the Sellers named therein (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2021 and incorporated by reference thereto).

3.1

Restated Certificate of Incorporation of the Registrant (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 20, 2015 and incorporated by reference thereto).

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed July 10, 2018 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 11, 2018 and incorporated by reference thereto).

3.3

Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed August 28, 2019 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 29, 2019 and incorporated by reference thereto).

3.4

Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed June 25, 2020 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 8, 2021 and incorporated by reference thereto).

3.5

Certificate of Ownership and Merger of the Registrant, filed November 5, 2021 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 26, 2020 and incorporated by reference thereto).

3.6	Second Amended and Restated By-laws of the Registrant (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 8, 2021 and incorporated by reference thereto).

3.7

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 27, 2016 and incorporated by reference thereto).

3.8

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 14, 2017 and incorporated by reference thereto).

3.9

Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 17, 2018 and incorporated by reference thereto).

3.10

Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 21, 2020 and incorporated by reference thereto).

4.1	Description of Securities (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020 and incorporated by reference thereto).

4.2

Specimen Stock Certificate evidencing the shares of common stock (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on July 30, 2014 and incorporated by reference thereto).

4.4

Form of Common Stock Purchase Warrant, dated June 14, 2017 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on June 5, 2017 and incorporated by reference thereto).

4.5

Form of Common Stock Purchase Warrant, dated April 17, 2018 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 13, 2018 and incorporated by reference thereto).

4.6

Form of Common Stock Purchase Warrant, dated October 2, 2019 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2019 and incorporated by reference thereto).

4.7

Form of Common Stock Purchase Warrant, dated January 3, 2020 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 31, 2019 and incorporated by reference thereto).

4.8

Form of Common Stock Purchase Warrant, dated January 6, 2021 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 6, 2021 and incorporated by reference thereto).

4.9

Form of Common Stock Purchase Warrant, dated August 11, 2021 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 10, 2021 and incorporated by reference thereto).

4.10	Form of Placement Agent Warrant, dated August 11, 2021 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 10, 2021 and incorporated by reference thereto).

10.1#	2005 Equity Incentive Plan, as amended (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on July 30, 2014 and incorporated by reference thereto).

10.2#	2014 Equity Incentive Plan, as amended (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2021 and incorporated by reference thereto).

10.3#

Employee Stock Purchase Plan (previously filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 12, 2014 and incorporated by reference thereto).

10.4	Form of Indemnification Agreement (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on July 30, 2014 and incorporated by reference thereto).

10.5#

Form of Notice of Stock Option Grant pertaining to the 2014 Equity Incentive Plan (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on July 30, 2014 and incorporated by reference thereto).

10.6#

Form of Notice of Stock Unit Award pertaining to the 2014 Equity Incentive Plan (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on July 30, 2014 and incorporated by reference thereto).

10.7†

Intellectual Property License Agreement, dated as of September 26, 2018, by and between the Registrant and SentrX Animal Care, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 2, 2018 and incorporated by reference thereto).

10.8

Kiora Pharmaceuticals, Inc. Amended and Restated Change in Control Severance Plan (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 3, 2019 and incorporated by reference thereto).

10.9††

Exclusive Sub-License Agreement, dated as of September 12, 2013, by and between Jade Therapeutics, Inc. and Biotime, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 4, 2020 and incorporated by reference thereto).

10.10††

Amendment No. 1 to Sub-License Agreement, dated as of September 18, 2015, by and between Jade Therapeutics, Inc. and Biotime, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 4, 2020 and incorporated by reference thereto).

10.11††

Amendment No. 2 to Sub-License Agreement, dated as of February 17, 2016, by and between Jade Therapeutics, Inc. and Biotime, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 4, 2020 and incorporated by reference thereto).

10.12

Registration Rights Agreement, dated as of December 18, 2020, by and among the Registrant and the Sellers listed therein (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 21, 2020 and incorporated by reference thereto).

10.13

Registration Rights Agreement, dated as of January 5, 2021, by and among the Registrant and the Purchasers listed therein (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 6, 2021 and incorporated by reference herein).

10.14#

Separation Agreement, dated as of January 31, 2022, by and between the Registrant and Stephen From. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2022 and incorporated by reference thereto)

10.15††

Patent and Know How Assignment Agreement, dated as of July 2, 2013, by and between Panoptes Pharma Ges.m.b.H and 4SC Discovery GmbH (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 25, 2021 and incorporated by reference thereto).

10.16††

Patent License Agreement, dated as of July 2, 2013, by and between Panoptes Pharma Ges.m.b.H. and 4SC Discovery GmbH (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 25, 2021 and incorporated by reference thereto).

10.17#

Employment Agreement, dated as of July 22, 2021, by and between the Registrant and Brian M. Strem (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 26, 2021 and incorporated by reference thereto).

10.18#

Employment Agreement, dated as of October 21, 2021, by and between the Registrant and Eric J. Daniels (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2021 and incorporated by reference thereto).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1**

Certification of principal executive officer and principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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