Form 10-K/A
period 2021-12-31
KIORA PHARMACEUTICALS INC
filed 2022-07-07
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

At July 3, 2022, there were 13,067,426 shares of the registrant’s common stock outstanding.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

ANNUAL REPORT ON FORM 10-K/A

For the Year Ended December 31, 2021

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to Kiora Pharmaceuticals, Inc., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Kiora Pharmaceuticals, Inc. for the fiscal years ended December 31, 2021 and 2020, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022 (the “Original Report”), the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021, and the three months and year to date periods ended June 30, 2021 and September 30, 2021, which were included in the Company’s Quarterly Reports on Form 10-Q as filed with the SEC on May 12, 2021, August 12, 2021 and November 15, 2021, respectively.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2022, as part of preparing its condensed consolidated financial statements as of and for the quarter ended March 31, 2022, the Company identified inadvertent misstatements in the accounting for certain contingent consideration.

On May 20, 2022, management and the Audit Committee of the Board of Directors of the Company, after discussion with the Company’s financial and legal advisors, concluded that the previously issued consolidated financial statements of the Company as of and for the years ended December 31, 2021 and 2020, and the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, (collectively, the “Affected Periods”), should no longer be relied upon. Similarly, the related press releases, the Report of the Independent Registered Public Accounting Firm on the consolidated financial statements as of and for the years ended December 31, 2021 and 2020, and the stockholder communications describing the relevant portions of the Company’s consolidated financial statements for the Affected Periods should no longer be relied upon.

The consolidated financial statements of the Company for the affected periods and the financial information contained in this Form 10-K/A have been adjusted to correct the following misstatements and to correct certain inconsequential clerical errors.

In connection with the Company’s acquisition of Panoptes Pharma Ges.m.b.H (“Panoptes”) in December 2020, shares of the Company’s common stock that were held back at closing and that will be issued on the 18-month anniversary of the acquisition, subject to deduction for any indemnification claims, post-closing adjustments and other specified matters (the “Holdback Shares”), were originally accounted for as contingent consideration and recorded as a liability of $1.353 million. Upon further evaluation, the Company determined that the Holdback Shares should not have been accounted for as contingent consideration and instead recorded as equity as the shares are issuable due to the passage of time. Additionally, upon acquisition, the Company classified an assumed loan payable within contingent consideration that should have been classified as a current liability of $0.212 million. The Company is correcting these misstatements as of December 18, 2020, the acquisition date, resulting in an increase in additional paid in capital of $1.500 million, an increase in goodwill of $0.147 million, and a decrease in contingent consideration of $1.353 million. The Company will be required to pay the former shareholders of Panoptes cash earnout payments in the event developmental milestones are achieved. Due to the effects of a re-evaluation of the probability of success and discount rate for the in-process research and development (“IPR&D”) assets acquired, the Company is recording a reduction in the estimated fair value of the contingent consideration for the year ended December 31, 2021, in the amount of $0.474 million. The fair value of the contingent consideration is re-assessed at each respective balance sheet date with a corresponding adjustment to earnings until the contingency is resolved.

In connection with the Company’s acquisition of Jade Therapeutics, Inc. (“Jade”) in March 2016, the Company is required to pay the former shareholders of Jade a cash earnout payment in the event any product developed by Jade prior to its acquisition, or derivative of such product, subsequently receives FDA approval. However, since a determination, which was made effective in the fourth quarter of fiscal 2020, the Company’s KIO-201 product candidate is now being developed as a drug rather than a device, and the expected development time for KIO-201 has been extended. As a result of that extended timeline, the Company is recording a reduction in the estimated fair value of the contingent consideration for KIO-201 as of December 31, 2020. This reduction in estimated probability weighted fair value resulted in a change in the carrying value of the liability and correspondingly to the change in fair value of contingent consideration as of and for each of the years ended December 31, 2021 and 2020 in the amount of $0.100 million and $1.230 million respectively. The fair value of the contingent consideration is re-assessed at each respective balance sheet date with the corresponding adjustment to earnings until the contingency is resolved. In addition, the Company is re-establishing the fair value of IPR&D for KIO-201 in the amount of $3.912 million by reversing the impairment originally recorded.

In connection with the Company’s acquisition of Bayon Therapeutics, Inc. (“Bayon”) in October 2021, the Company determined that the estimated fair value of in-process R&D initially recorded was misstated due to an error in utilizing outdated probability of success rates and discount rates.  To correct the misstatement, the Company reevaluated the fair value assigned to the in-process R&D at the acquisition date and updated the probability of success as it relates to cash earnout payments in the event developmental milestones are achieved, updated the discount rate, and adjusted the expected future income. This resulted in an increase to the in-process R&D of $0.302 million and deferred tax liability of $0.076 million and a reduction to goodwill of $0.607 million, and contingent consideration of $0.381 million.

After reflecting the corrections above, the Company reperformed its impairment analysis of indefinite-lived intangible assets and goodwill.  Goodwill was determined to be fully impaired and since goodwill is evaluated at the reporting unit level, this resulted in the impairment of the goodwill recently acquired in the acquisition of Bayon of $0.407 million.

Within the restated consolidated financial statements, the Company has also corrected immaterial errors related to the classification of the change in fair value of contingent consideration and gain on disposal of a foreign entity from other income to operating income within the accompanying consolidated statement of operations and comprehensive loss for the years ended December 31, 2021 and 2020.

See Note 2 - Restatement of previously issued consolidated financial statement to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Amendment No. 1 for additional information on the restatements and the related consolidated financial statement effects.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended, and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Consolidated Financial Statements

Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Exhibits and Consolidated Financial Statement Schedules

Further, in connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, the Company’s Chief Executive Officer has provided a new certification dated as of the date of this filing in connection with this Form 10-K/A. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications and to include the consent by EisnerAmper LLP, the Company’s Independent Registered Public Accounting Firm.

Except as described above, this Form 10-K/A does not amend, update, or change any other items or disclosures in the Original Report and does not purport to reflect any information or events after the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC after the filing of the Original Report, including any amendment to those filings.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations, and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 21 of this Annual Report on Form 10-K/A. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.

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

Ocular Presentation of Rheumatoid Arthritis Market Overview:

Patients with systemic autoimmune diseases including Rheumatoid Arthritis (“RA”), are known to suffer from ocular presentation of their underlying autoimmune conditions. Secondary to inflammation and associated pathologies in the joint synovium, the eye carries significant morbidity and impact on eye health and quality of life. These ocular presentations can include signs and symptoms similar to keratoconjunctivitis sicca (“KCS”), episcleritis, scleritis, peripheral ulcerative keratitis (“PUK”), anterior uveitis, as well as retinal vasculitis. In patients with OPRA, the surface of the eye often has significant irritation accompanied by symptoms of soreness, grittiness, light sensitivity and dryness. Patients with RA suffer from ocular signs and symptoms at a rate reported to be 2-3X that of the general population. Furthermore, in those OPRA patients, up to 50% report moderate to severe signs and symptoms. Today, there are approximately 1.8 million RA patients in the USA. Approximately 1/3rd of these patients present with OPRA (~0.5 million in the USA), with >90% seeking prescription medication to address these ophthalmic manifestations. Unfortunately, todays ocular surface anti-inflammatory medicines are usually not sufficient to treat OPRA as they are broad and not targeted to the underlying pathophysiology.

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

A possible market expansion from PRK surgical recovery would be to evaluate KIO-201 in patients with keratoconus, an ocular disease that affects the structure of the cornea and can cause blindness. Currently patients undergo a mechanical reshaping of the cornea, however this approach causes significant damage to the epithelial layer. As KIO-201 has demonstrated the ability to accelerate wound healing to the ocular surface, the underlying mechanism of action would be a congruent fit. There are about 170,000 patients in the U.S. with keratoconus.

Our Strategy

Our goal is to develop products for treating disorders of the eye. The key elements of this strategy are to:

●	Development of Core Assets
●	Initiate clinical development of KIO-301 in a Phase 1b clinical study in patients with later stage Retinitis Pigmentosa.
●	Continue clinical development of KIO-101 for the treatment of the ocular manifestations of autoimmune diseases (e.g., rheumatoid arthritis). In the fourth quarter of 2021, we announced top-line safety and tolerability data from our Phase 1b study, which supports advancing KIO-101 to a Phase 2 study.
●	Confirm regulatory path for KIO-201 in patients undergoing PRK surgery with the FDA.
●	Expand Portfolio through Collaborations
●	Pursue strategic collaborations to further the Company’s existing assets with respect to new indication potential and more detailed mechanism of action, which can result in new intellectual property.

Our Development Pipeline

Clinical Development

KIO-101: Ocular Presentation of Rheumatoid Arthritis (OPRA)

Mechanism of Action

KIO-101 is a promising novel third generation DHODH inhibitor, with a half-maximal inhibitory concentration IC50-value of 0.3 nM. Based on internal work completed, we believe this means that 1,000-fold more potent than teriflunomide (IC50 DHODH 415 nM). Furthermore, KIO-101 suppresses the expression of key pro-inflammatory cytokines such as IL-17, IFN-g,VEGF and others, potentially as a consequence of inhibiting DHODH. IL-17 and IFN-g are the hallmark cytokines expressed by Th1 and Th17 T-cells, respectively, and play a crucial role in initiating the inflammatory processes in several ocular diseases, including dry eye disease (including the association with autoimmune conditions such as rheumatoid arthritis) and non-noninfectious uveitis. KIO-101 is structurally and mechanistically different from Arava®, a drug currently approved by the FDA for the treatment of rheumatoid arthritis. The IC50 of KIO-101 on selected tyrosine kinases, such as PI3K, AKT and JAK, is more than 10,000-fold above the IC50 of KIO-101 for DHODH. In general, side effects are not expected and have not been observed to date in animal and human studies after KIO-101 administration.

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

On November 17, 2014, we (through our subsidiary Kiora Pharmaceuticals GmbH) entered into an intellectual property and know-how licensing agreement with Laboratoires Leurquin Mediolanum S.A.S. (“Mediolanum”) for the commercialization of KIO-101 (the “Mediolanum agreement”) in specific territories. Under the Mediolanum agreement, we out-licensed rights to commercialize KIO-101 for uveitis, dry eye and viral conjunctivitis in Italy, and France. This Agreement was amended on December 10, 2015 to also include Belgium and The Netherlands. Under the Mediolanum Agreement, Mediolanum is obligated to pay up to approximately $20.0 million EUROs in development and commercial milestones and a 7% royalty on net sales of KIO-101 in the territories through the longer of the expiry of the valid patents covering KIO-101 or 10 years from the first commercial sale. The royalty is reduced to 5% after patent expiry.

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

Available Information and Website

We maintain an internet website at www.kiorapharma.com and make available free of charge through our website our Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the United States Securities and Exchange Commission, or the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information on our website is not incorporated by reference into this Annual Report on Form 10-K/A and should not be considered to be a part of this Annual Report on Form 10-K/A. Our website address is included in this Annual Report on Form 10-K/A as an inactive technical reference only.

Item 1A. Risk Factors.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K/A and our other filings with the SEC before making an investment decision regarding our common stock.

●	We have incurred significant operating losses since our inception, which have caused management to determine there is substantial doubt regarding our ability to continue as a going concern. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
●	The coronavirus pandemic could adversely impact our business, including clinical trials.
●	We depend heavily on the success of KIO-101, KIO-201 and KIO-301. If we are unable to successfully obtain marketing approval for KIO-101, KIO-201 or KIO-301, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize KIO-101, KIO-201 or KIO-301, our business will be materially harmed.
●	If clinical trials of KIO-101, KIO-201, KIO-301, or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be delayed or unable to complete, the development and commercialization of KIO-101, KIO-201, KIO-301 or any other product candidate.
●	Even if KIO-101, KIO-201, KIO-301 or any other product candidate that we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for our product candidates may be smaller than we estimate.
●	If we are unable to establish sales, marketing and distribution capabilities, we may not be successful in KIO-101, KIO-201, KIO-301 or any other product candidates that we may develop if and when they are approved.
●	We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.
●	Even if we are able to commercialize KIO-101, KIO-201, KIO-301 or any other product candidate that we may develop, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.
●	We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
●	If we are not able to obtain required regulatory approvals, we will not be able to commercialize KIO-101, KIO-201, KIO-301 or any other product candidate that we may develop, and our ability to generate revenue will be materially impaired.
●	We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.
●	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.
●	We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely requirements applicable to public companies, which may adversely affect investor confidence in us, and, as a result, the market price of our common stock.

Risk Factors

The following factors should be reviewed carefully, in conjunction with the other information contained in this Annual Report on Form 10-K/A. As previously discussed, our actual results could differ materially from our forward-looking statements. Our business faces a variety of risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of the events or circumstances described in the following risk factors occur, our business operations, performance and financial condition could be adversely affected and the trading price of our common stock could decline.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception, which have caused management to determine there is substantial doubt regarding our ability to continue as a going concern. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was approximately $13.8 million for the year ended December 31, 2021, $6.9 million for the year ended December 31, 2020 and $120.9 million from the period of inception (December 26, 2004) through December 31, 2021. To date, we have financed our operations primarily through private placements and public offerings of our securities, and payments from our license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2008, clinical trials. We are still in the development stage of our product candidates and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our recurring losses from operations have caused management to determine there is substantial doubt regarding our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2021 with respect to this uncertainty.

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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If we do not receive the funding we expect under any future collaboration agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K/A also apply to the activities of our collaborators.

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

Our stock price may be volatile. The stock market in general and the market for smaller specialty pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such shares. The market price for our common stock may be influenced by many factors, including:

●	the success of competitive products or technologies;
●	results of clinical trials of KIO-101, KIO-201, KIO-301 or any other product candidate that we may develop;
●	results of clinical trials of product candidates of our competitors;
●	regulatory or legal developments in the U.S. and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key scientific or management personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional products, product candidates or technologies for the treatment of ophthalmic diseases, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	reduction in stock price could indicate impairment of the goodwill and intangible assets;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

As of December 31, 2021, we had federal net operating loss carryforwards of approximately $72.4 million, state net operating loss carryforwards of approximately $51.9 million and aggregate federal and state research and development tax credit carryforwards of approximately $2.5 million and $0.5 million, respectively, available to reduce future taxable income. Certain of these federal and state net operating loss carryforwards and federal and state tax credit carryforwards will expire at various dates through 2041, if not utilized. Federal net operating losses generated as of December 31, 2017 will carry-forward until 2037 and net operating losses generated during the year ended December 31, 2018 and later will be carried forward indefinitely until utilized, but their utilization will be limited to 80% of taxable income. Utilization of these net operating loss and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. Under Section 382 of the Code and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. We have not completed a study to determine whether our initial public offering, subsequent public and private offerings, and other transactions that have occurred may have triggered an ownership change limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change net operating loss and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us. In addition, the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017 limits the amount of net operating losses that we are permitted to deduct in any taxable year to 80% of our taxable income in such year. The TCJA also eliminates the ability to carry back net operating losses to prior years, but allows net operating losses generated after 2017 to be carried forward indefinitely. As such, there is a risk that due to such items, our existing net operating losses could expire or be unavailable to offset future income. Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

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

We are a smaller reporting company (“SRC”) and a non-accelerated filer, which allows us to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not SRCs or non-accelerated filers, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations, including disclosures regarding executive compensation, in our Annual Report and our periodic reports and proxy statements and providing only two years of audited consolidated financial statements in our Annual Report and our periodic reports. We will remain an SRC until (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $250 million or (b) in the event we have over $100 million in annual revenues, the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $700 million. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to continue to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

A material amount of our assets represents intangible assets, and our net income would be reduced if our intangible assets become impaired.

As of December 31, 2021, intangible assets, net, represented approximately $10.8 million, or 53% of our total assets. Goodwill in the amount of $4.0 million was written off during the period. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill and indefinite-lived intangible assets are subject to an impairment analysis at least annually based on fair value. Intangible assets relate primarily to in process research and development and patents acquired by us as part of our acquisitions of other companies and are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. If market and economic conditions or business performance deteriorate, the likelihood that we would record an impairment charge would increase, which impairment charge could materially and adversely affect our financial condition and operating results.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely requirements applicable to public companies, which may adversely affect investor confidence in us, and, as a result, the market price of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Report, we have identified the following material weaknesses:

●	We did not design or maintain an effective control environment commensurate with our financial reporting requirements. We lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, our insufficient segregation of duties in our accounting function. This material weakness further contributed to the material weakness below.
●	We did not design and maintain formal accounting policies, processes, and controls to analyze, account for and disclose significant and unusual transactions, including business combination accounting for stock-based compensation, analysis of goodwill and indefinite-lived asset impairment and contingent consideration.
●	For our systems, some of the former finance staff-maintained IT access to systems and controls.

As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. These material weaknesses contributed to a material misstatement of our indefinite-lived assets and related impairment, Goodwill, Goodwill impairment, contingent consideration, change in fair value of contingent consideration, additional paid-in capital, accumulated deficit, and related financial disclosures for the Affected Periods.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans currently include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weaknesses identified related to our accounting for a significant and unusual transaction related to the contingent consideration we recorded in connection with our acquisitions, see “Note 2—Restatement of Previously Issued Consolidated Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our consolidated financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our consolidated financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares and other securities are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements

We may face litigation and other risks because of the material weakness in our internal control over financial reporting.

Based on management’s evaluation and the Audit Committees consultation with our financial and legal advisors, we concluded that it was appropriate to restate our previously issued audited consolidated financial statements as of December 31, 2021 and 2020. We determined that material weaknesses in our internal controls over financial reporting contributed to the need to restate our consolidated financial statements.

As a result of this material weakness, the restatement, the change in accounting for the goodwill and contingent consideration, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

None.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following section of this Annual Report on Form 10-K/A entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 27 of this Annual Report on Form 10-K/A. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Annual Report on Form 10-K/A.

Restatement

This following discussion and analysis of our financial condition and results of operations has also been amended and restated to give effect to the restatement of our consolidated financial statements as described below, in the Explanatory Note and in Note 2—Restatement of Previously Issued Consolidated Financial Statements of the notes to the consolidated financial statements contained herein. The restated Results of Operations include discussion of the components of net income (loss), including but not limited to operating expenses, other income, net and income taxes, for the consolidated financial statements for the fiscal years ended December 31, 2021 and 2020.

As discussed in the Explanatory Note to this Amendment, we are filing this Amendment to amend our Original Report as of and for the years ended December 31, 2021 and 2020, which was originally filed with the SEC on April 15, 2022. The purpose of this Amendment is to restate our previously issued consolidated financial statements and related financial information as of and for the years ended December 31, 2021 and 2020 and the condensed consolidated statements for the three months ended March 31, 2021, the three and six months ended June 30, 2021, and the three and nine months ended September 30, 2021. The restatement relates to the accounting for our acquisitions and the corresponding in-process R&D impairment, goodwill, goodwill impairment, contingent consideration liability, change in fair value of contingent consideration expense, additional paid-in capital, and accumulated deficit. The Company has also corrected immaterial errors related to the classification of the change in fair value of contingent consideration and gain on disposal of a foreign entity from other income to operating income within the accompanying consolidated statement of operations and comprehensive loss for the years ended December 31, 2021 and 2020.  The changes in accounting did not have any impact on our liquidity or cash position.

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

Throughout our history, we have not generated significant revenue. We have never been profitable, and from inception through December 31, 2021, our losses from operations have aggregated $120.9 million. Our Net Loss was approximately $13.8 million and $6.9 million for the twelve months ended December 31, 2021 and 2020, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our KIO-101, KIO-201 and KIO-301 product candidates, and any other product candidates we advance to clinical development. If we obtain regulatory approval for KIO-101, KIO-201 and KIO-301, we expect to incur significant expenses to create an infrastructure to support the commercialization of KIO-101, KIO-201 and KIO-301 including sales, marketing and distribution functions.

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

Financial Overview

Revenues

To date, we have recognized collaboration revenue from U.S. and foreign government grants made to Jade and Panoptes, as well as from license agreements as performance obligations toward milestones were met. See Note 3 to our consolidated financial statements, “Summary of Significant Accounting Policies”. We expect to continue to incur significant operating losses as we fund research and clinical trial activities relating to our therapeutic assets, consisting of our photoswitch, DHODH and modified HA-based products, or any other product candidate that we may develop. There can be no guarantee that the losses incurred to fund these activities will succeed in generating revenue.

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

Other Income, Net

Other income, net consists primarily of contingent consideration changes, interest income we earn on interest-bearing accounts, and interest expense incurred on our outstanding financing arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K/A, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

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

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment annually or when a triggering event occurs that could indicate a potential impairment. The evaluation for impairment includes assessing qualitative factors or performing a quantitative analysis to determine whether it is more-likely-than-not that the fair value of net assets is below the carrying amount. The goodwill was related to the 2021 acquisition of Bayon and 2020 acquisition of Pantones, which represents the excess of the purchase price over the estimated fair value of the net assets acquired. For the year ended December 31, 2021, we have a $4.04 million impairment loss related to goodwill.

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

Accrued Research and Development Expenses

As part of the process of preparing the consolidated financial statements, we are required to estimate and accrue research and development expenses. This process involves the following:

●	communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost;
●	estimating and accruing expenses in our consolidated financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and
●	periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

●	fees paid to contract research organizations and investigative sites in connection with clinical studies;
●	fees paid to contract manufacturing organizations in connection with non-clinical development, preclinical research, and the production of clinical study materials; and
●	professional service fees for consulting and related services.

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

Contingent Consideration

The Company initially values contingent consideration related to business combinations using a probability-weighted calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Key assumptions used to estimate the fair value of contingent consideration include the probability of success, discount rate and updated timing of payment. After the initial valuation, the Company will use its best estimate to measure contingent consideration at each subsequent reporting period. Gains and losses are recorded in operating expenses within the consolidated statements of operations and comprehensive income.

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

None noted.

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

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes the results of our operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
Collaboration Revenue	$—	$12,059	$(12,059)
Operating Expenses:
Research and Development	(5,350,264)	(3,566,045)	(1,784,219)
General and Administrative	(5,323,649)	(4,658,769)	(664,880)
Goodwill Impairment	(4,037,811)	—	(4,037,811)
Change in Fair Value of Contingent Consideration	475,956	1,230,170	(754,214)
Gain on Disposal of Foreign Entity	—	113,717	(113,717)
Total Operating Expenses	(14,235,768)	(6,880,927)	(7,354,841)
Operating Loss Before Other Income	(14,235,768)	(6,868,868)	(7,366,900)
Other Income, Net	272,480	19,153	253,327
Loss Before Income Tax Benefit (Expense)	(13,963,288)	(6,849,715)	(7,113,573)
Income Tax Benefit (Expense)	192,603	(12,055)	204,658
Net Loss	$(13,770,685)	$(6,861,770)	$(6,908,915)

Collaboration Revenue. There was no Collaboration Revenue for the year ended December 31, 2021, compared to $0.012 million for the year ended December 31, 2020. The revenue recognized for the year ended December 31, 2020 related to the Panoptes acquisition and the accompanying revenue generated from government funds from the date of its acquisition.

Research and Development Expenses. Research and Development Expenses increased by $1.8 million due to development costs for KIO-101, KIO-201 and KIO-301, as well as personnel related costs from the Panoptes acquisition. These increases were partially offset by a decrease in costs related to KIO-201, as well as costs related to the expiration of a prepaid agreement with a research vendor in the first quarter of 2020.

General and Administrative Expenses. General and Administrative Expenses increased by $0.7 million due to increases in personnel related costs and professional fees.

Goodwill Impairment Loss. Goodwill Impairment Loss increased due to the write-off of Goodwill.

Change in Fair Value of Contingent Consideration. Contingent Consideration decreased $0.8 million. The change in contingent consideration is primarily due to a change in the probability of success and discount rate for the calculation of fair value of the contingent consideration.

Other Income, Net. Other Income, Net increased by $0.3 million due to gain of $0.3 million as a result of the full forgiveness of the Loan under the PPP.

Income Tax Benefit (Expense). Income Tax Benefit (Expense) increased by $0.2 million. With the increase in the IPR&D asset for Bayon a portion of the valuation allowance was released as a result of the Bayon acquisition.

Liquidity and Capital Resources

Since becoming a public company in 2015, we have financed our operations from several registered offerings and private placements of our securities, payments from license agreements, and U.S. and foreign government grants. From inception through June 23, 2022, we have raised a total of approximately $118.6 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $14.9 million in payments received under our license agreements and government grants and $0.3 million received pursuant to the Loan under the PPP, which was fully forgiven in April of 2021.

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

Comparison of Years Ended December 31, 2021 and 2020

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Net Cash Used in Operating Activities	$(10,675,390)	$(7,317,169)
Net Cash Used in Investing Activities	(157,020)	(244,438)
Net Cash Provided by Financing Activities	$17,582,926	$4,997,503

Operating Activities. During the year ended December 31, 2021, we recorded a net loss of $13.8 million and adjusted primarily for goodwill impairment loss of $4.0 million, non-cash expense for stock-based compensation in the amount of $0.8 million, which was partially offset by an increase in tax credits receivable of $0.4 million, a decrease in contingent consideration of $0.5 million and a decrease in accounts payable and accrued expenses of $0.3 million. During the year ended December 31, 2020, we recorded a net loss of $6.9 million and adjusted primarily for a decrease in contingent consideration of $1.2 million, which was partially offset by non-cash expense for stock-based compensation in the amount of $0.7 million.

Investing Activities. During the year ended December 31, 2021, net cash used related to the acquisition of Bayon, as well as the purchase of office furniture and fixtures. During the year ended December 31, 2020, net cash used mainly related to acquisition of Panoptes and the dissolution of EyeGate Pharma S.A.S.

Financing Activities. During the year ended December 31, 2021, we received net proceeds of $9.8 million from the completion of a registered direct offering, as well as net proceeds of $8.0 million from the completion of a private placement. During the year ended December 31, 2020 we received net proceeds of $4.5 million from the completion of a registered direct stock offering, $0.3 million of Loan funds from the PPP and $0.2 million from the exercise of warrants.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Consolidated Financial Statements and Supplementary Data.

The information required by this item is contained in the Consolidated Financial Statements filed as part of this Annual Report on Form 10-K/A are listed under Item 15 of Part IV below. Our Auditors are EisnerAmper LLP, New York, New York with a PCAOB ID Number 274.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(d)	Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow for timely decisions regarding required disclosure.

In connection with this annual report, as required by Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, under the supervision of our Board of Directors and our Chief Executive Officer, who is our Principal Executive Officer and Principal Financial Officer. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

Based upon the evaluation described above, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of the end of the period described by this report due to the Company’s restatement of its consolidated financial statements related to the accounting treatment of the goodwill and contingent consideration as described in the Explanatory Note to this Amendment, as of December 31, 2021 and material weaknesses identified in our internal control over financial reporting, described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded our internal control over financial reporting was not effective as of December 31, 2021, due to the restatement of our consolidated financial statements described in the Amendment and the material weaknesses described below.

In making the assessment, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses that we identified were as follows:

●	We did not design or maintain an effective control environment commensurate with our financial reporting requirements. We lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, our insufficient segregation of duties in our accounting function. This material weakness further contributed to the material weakness below.
●	We did not design and maintain formal accounting policies, processes, and controls to analyze, account for and disclose significant and unusual transactions, including accounting for business combinations, stock-based compensation, analysis of goodwill impairment and contingent consideration.

●	For our systems, some of the former finance staff-maintained IT access to systems and controls.

Certain control deficiencies resulted in a misstatement to our annual or interim consolidated financial statements for the year ended December 31, 2021 and 2020 and could, in the future, result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected, and accordingly, we determined that these control deficiencies each constitute material weaknesses.

(c) Remediation Activities

We have identified and implemented, and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. These remediation efforts are ongoing. The following remedial actions are underway:

●	Given the departure of senior finance staff, we have hired a consultant with 25 years of senior finance experience and other additional full-time accounting resources with appropriate levels of experience and reallocated responsibilities across the accounting team.
●	We are performing a detailed financial reporting risk assessment to identify areas that require improvement and are developing and will implement plans to address these areas.

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

Considering the restatement of our consolidated financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans currently include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Stockholder Nomination Procedures

As of the date of this Annual Report on Form 10-K/A, there have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Audit Committee

Our board of directors has established an audit committee, which is comprised of Kenneth Gayron, Paul Chaney and Praveen Tyle, each of whom is a non-employee member of the board of directors. Kenneth Gayron serves as the chair of the audit committee. Thomas Hancock served as chair of the audit committee prior to his resignation from the board of directors in April 2021. The audit committee met five times during 2021. The audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships and the audits of our consolidated financial statements. Pursuant to the audit committee charter, the functions of the committee include, among other things:

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

					Option	All Other
		Salary	Bonus(1)	Stock Awards	Awards(2)	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Brian M. Strem, Ph.D President and Chief Executive Officer(3)	2021	169,231	—	—	274,750	—	443,981
	2020	—	—	—	—	—	—
Stephen From Former Executive Chairman; former President and Chief Executive Officer(4)	2021	245,292	160,000	108,900	57,500	—	571,692
	2020	400,000	160,000	129,282	193,923	—	883,205
Sarah Romano Former Chief Financial Officer(5)	2021	275,000	64,500	41,662	172,500	—	553,662
	2020	264,361	60,000	64,641	64,641	—	453,643
Franz Obermayr, Ph.D. Former Acting Chief Executive Officer; former EVP Clinical Development(6)	2021	287,958	—	—	172,500	120,999	581,457
	2020	8,476	—	—	—	—	8,476
(1)	The amounts in this column represent discretionary bonus payments granted by the board in the applicable fiscal year.
(2)	The amounts in this column represent the aggregate grant date fair value of option awards or stock awards granted to the officer in the applicable fiscal year, computed in accordance with FASB ASC Topic 718. See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for a discussion of the assumptions made by us in determining the grant date fair value of our equity awards. In accordance with SEC rules, the grant date fair value of an award subject to performance conditions is based on the probable outcome of the conditions.
(3)	Dr. Strem was appointed as our President and Chief Executive Officer as of July 23, 2021.
(4)	Mr. From was appointed as the Executive Chairman of our board of directors effective February 1, 2021, and had served as President and Chief Executive Officer prior to that date. Mr. From ceased serving as Executive Chairman as of January 31, 2022.
(5)	Ms. Romano resigned as our Chief Financial Officer as of February 25, 2022.

(6)	Dr. Obermayr was appointed as Acting Chief Executive Officer between February 1, 2021 and July 23, 2021, and served as EVP Clinical Development before and following such appointment. Dr. Obermayr ceased serving as EVP Clinical Development as of December 31, 2021. 2020 Salary represents amounts paid to Dr Obermayr from December 18, 2020 to December 31, 2020.

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

In addition, each non-employee director is to be eligible to receive an annual non-statutory stock option to purchase 5,000 shares of our Common Stock with an exercise price equal to the fair market value of our Common Stock on the grant date. Automatic annual grants vest in full on the one-year anniversary of the grant date.

All options granted to the non-employee directors as described above will have a maximum term of ten years.

We also reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in attending board of directors and committee meetings.

Director Compensation Table

The following table presents the compensation provided by us to the non-employee directors who served during the fiscal year ended December 31, 2021.

	Fees earned or	Option
	paid in cash	awards	Total
Name	($)	($)	($)
Steven J. Boyd (4)	—	—	—
Paul Chaney	76,325	20,090	96,415
Kenneth Gayron (5)	45,000	15,592	60,592
Morton Goldberg (6)	9,625	20,090	29,715
Thomas E. Hancock (6)	13,750	20,090	33,840
David Hollander, MBA, MD (7)	—	—	—
I. Keith Maher, MD (4)	—	—	—
Bernard Malfroy-Camine (6)	11,750	20,090	31,840
Aron Shapiro (5)	37,125	15,592	52,717
Praveen Tyle, Ph.D.	66,750	20,090	86,840
(1)	Brian M. Strem, Ph.D., our President and Chief Executive Officer, and Stephen From, our former Executive Chairman, are not included in this table as Dr. Strem is, and Mr. From was, our employee, and thus received no compensation for their service as directors. The compensation received by Dr. Strem and Mr. From as an employee of the Company is shown in the Summary Compensation Table earlier in this proxy statement.
(2)	Based on the aggregate grant date fair value computed awards in accordance with the provisions of FASB ASC 718, “Compensation — Stock Compensation” excluding the impact of estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 12 to our audited consolidated financial statements included in this Annual Report on Form 10-K/A.
(3)	The aggregate number of option awards outstanding at our 2021 fiscal year end and held by the non-employee directors as of that date were as follows: 42,568 for Mr. Chaney, 17,156 for Mr. Gayron, 0 for Dr. Hollander, 17,156 for Mr. Shapiro and 42,568 for Dr. Tyle.
(4)	Mr. Boyd and Dr. Maher each resigned from the board of directors effective August 3, 2021.

(5)	Messrs. Gayron and Shapiro were each appointed to the board of directors effective April 1, 2021.
(6)	Mr. Hancock, Dr. Goldberg and Dr. Malfroy-Camine resigned from the board of directors effective April 1, 2021.
(7)	Dr. Hollander was appointed to the board of directors effective December 31, 2021.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 1, 2022, by:

●	each of our executive officers;
●	each of our directors and director nominees;
●	all of our directors and executive officers as a group; and
●	each person or group of affiliated persons known by us to beneficially own more than 5% of our Common Stock.

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

Bayon Acquisition

On October 21, 2021, we entered into a Stock Purchase Agreement (the “Bayon Purchase Agreement”) with the former shareholders of Bayon. Pursuant to the Purchase Agreement, we acquired all of the outstanding shares of Bayon, and Bayon became our wholly-owned subsidiary. For a description of the terms of the Bayon acquisition and the Bayon Purchase Agreement, see Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A. Brian M. Strem, Ph.D., our President and Chief Executive Officer and Eric J. Daniels, MD, MBA, our Chief Development Officer, are former shareholders of Bayon, and received 9,517 and 9,520 shares of Common Stock, respectively, at the closing of the Bayon acquisition. Drs. Strem and Daniels will also be entitled to receive up to approximately $7.1 million in milestone payments, which we may elect to pay in cash or in shares.

Panoptes Acquisition

On December 18, 2020, we entered into a Share Purchase Agreement (the “Panoptes Purchase Agreement”) with the former shareholders of Panoptes. Pursuant to the Panoptes Purchase Agreement, we acquired all of the outstanding equity interests of Panoptes, and Panoptes became our wholly-owned subsidiary. For a description of the terms of the Panoptes acquisition and the Panoptes Purchase Agreement, see Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A. Dr. Franz Obermayr, our former EVP Clinical Operations and former Acting Chief Executive Officer and Dr. Stefan Sperl, our EVP CMC and Operations, are former shareholders of Panoptes, and received 101,613 and 99,939 shares of Common Stock, respectively, and 5.2715 and 5.1870 shares of Series D Preferred Stock, respectively, at the closing of the Panoptes acquisition. Drs. Obermayr and Sperl will also be entitled to receive up to 214.5202 and 211.4182 shares, respectively, of Series D Preferred Stock in connection with the issuance of holdback shares on the 18 month anniversary of closing and each of Drs. Obermayr and Sperl will be entitled to receive up to approximately $1,847,338 in milestone payments, which we may elect to pay in cash or in shares.

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

Director Independence

The board of directors has determined that the directors listed in Part III, Item 10 of this Annual Report on Form 10-K/A are “independent” as such term is currently defined by applicable Nasdaq rules, except for Dr. Strem who is also an executive officer of the Company.

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

	2020	2021
Audit Fees(1)	$171,600	$226,430
Audit-Related Fees(2)	$25,153	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total Fees	$196,753	$226,430
(1)	Audit Fees include fees for services rendered for the audit of our annual consolidated financial statements, the review of the consolidated financial statements included in our quarterly reports on Form 10-Q, assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees would principally include fees incurred for due diligence in connection with potential transactions and accounting consultations. For 2020, such fees were incurred in connection with the Panoptes acquisition.
(3)	Tax Fees would include fees for services rendered for tax compliance, tax advice, and tax planning. There were no tax fees incurred with EisnerAmper LLP in 2020 and 2021.
(4)	All Other Fees would include fees for all other services rendered to us that do not constitute Audit Fees, Audit-Related Fees, or Tax Fees. There were no other fees incurred with EisnerAmper LLP in 2020 and 2021.

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

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules.

(a)	Documents Filed. The following documents are filed as part of this Annual Report on Form 10-K/A:
(1)	Consolidated Financial Statements. The Consolidated Financial Statements of Kiora Pharmaceuticals, Inc. and its subsidiaries filed under this Item 15:

(2)	Consolidated Financial Statement Schedules: None. Consolidated financial statement schedules have been omitted since the required information is included in our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K/A.
(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K/A.
(b)	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K/A.
(c)	Separate Consolidated Financial Statements and Schedules: None. Consolidated financial statement schedules have been omitted since the required information is included in our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K/A.

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

Correction of a Misstatement

As discussed in Note 2 to the financial statements, the 2021 and 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Intangible Assets Impairment Analysis

As of December 31, 2021, the Company had intangible assets and in-process research and development of approximately $10.8 million.  During the year ended December 31, 2021, the Company recorded a goodwill impairment loss of approximately $4.0 million.  As described in Note 3 to the financial statements, the Company performs its impairment test of these items annually, or whenever events or changes in circumstances indicate that the carrying value of the Company assets exceeds its fair value.  The Company performed its annual impairment test of these items in the fourth quarter of 2021.  The Company’s impairment test involves comparing the carrying value if its intangible assets to their estimated fair value.  The Company’s fair value estimates require management to make significant estimates and assumptions including projected cash flows, and discount rates.  Further, the Company retained an independent, third-party valuation firm to assist management in performing a valuation of the Company and the in-process research and development as of December 31, 2021.

We identified the impairment test of intangible assets and in-process research and development, and goodwill as a critical audit matter due to the significant judgements made by management in the estimates and assumptions used in developing the fair value estimates.  This in turn led to a high degree of auditor judgement, subjectivity, and effort in performing procedures to evaluate the reasonableness of management’s significant estimates and assumptions.  Additionally, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  We obtained an understanding and evaluated the design of controls over the Company’s impairment test of intangible assets and in-process research and development, and goodwill, including developing the estimate of fair value.  We evaluated the current status of the Company’s active research and development programs.  In addition, we utilized our valuation specialists with specialized skills and knowledge, in evaluating the reasonableness of the Company’s methodology for estimating fair value using the income approach; evaluating the discount rates used by management by comparing it to a range of discount rates developed using the modified capital asset pricing model; and evaluating the mathematical accuracy of certain calculations included in the income approach.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

New York, New York

April 15, 2022 except for the effects of the restatement discussed in Note 2 to the financial statements, as to which the date is July 6, 2022

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

CONSOLIDATED BALANCE SHEETS (As restated)

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,854,690	$1,185,677
Prepaid Expenses and Other Current Assets	606,520	449,569
Other Receivables	529,560	90,975
Total Current Assets	8,990,770	1,726,221
Property and Equipment, Net	73,999	30,566
Restricted Cash	45,000	45,000
Goodwill	—	3,631,212
Intangible Assets and In-Process R&D, Net	10,768,164	9,730,164
Operating Lease Assets with Right-of-Use	209,411	83,928
Other Assets	42,964	57,073
Total Assets	$20,130,308	$15,304,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$160,621	$434,763
Loan Payable	—	212,281
Accrued Expenses	1,330,141	1,289,261
Operating Lease Liabilities	118,846	48,303
Total Current Liabilities	1,609,608	1,984,608
Non-Current Liabilities:
Contingent Consideration	3,048,955	2,547,074
Deferred Tax Liability	802,131	728,926
Paycheck Protection Program Loan	—	278,190
Non-Current Operating Lease Liabilities	90,566	35,625
Total Non-Current Liabilities	3,941,652	3,589,815
Total Liabilities	5,551,260	5,574,423

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized at December 31, 2021 and 2020; 3,750 designated Series A, 0 shares issued and outstanding at December 31, 2021 and 2020, 10,000 designated Series B, 0 shares issued and outstanding at December 31, 2021 and 2020; 10,000 shares designated Series C, 0 shares issued and outstanding at December 31, 2021 and 2020, 20,000 shares designated Series D, 7 and 4,138 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	41
Common Stock, $0.01 Par Value: 50,000,000 shares authorized at December 31, 2021 and 2020; 12,663,965 and 5,556,394 shares issued and outstanding at December 31, 2021 and 2020, respectively	126,640	55,564
Additional Paid-In Capital	135,418,188	116,783,602
Accumulated Deficit	(120,879,349)	(107,108,664)
Accumulated Other Comprehensive Income	(86,431)	(802)
Total Stockholders’ Equity	14,579,048	9,729,741
Total Liabilities and Stockholders’ Equity	$20,130,308	$15,304,164

See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (As restated)

	Year Ended December 31,
	2021	2020
Collaboration Revenue	$—	$12,059
Operating Expenses:
Research and Development	5,350,264	3,566,045
General and Administrative	5,323,649	4,658,769
Goodwill Impairment	4,037,811	—
Change in fair value of contingent consideration	(475,956)	(1,230,170)
Gain on Disposal of Foreign Entity	—	(113,717)
Total Operating Expenses	14,235,768	6,880,927
Operating Loss Before Other Income	(14,235,768)	(6,868,868)
Other Income, Net:
Gain on Forgiveness of Loan	278,190	—
Interest Income	1,141	23,339
Interest Expense	(6,851)	(4,186)
Total Other Income, Net	272,480	19,153
Loss Before Income Tax Benefit (Expense)	(13,963,288)	(6,849,715)
Income Tax Benefit (Expense)	192,603	(12,055)
Net Loss	$(13,770,685)	$(6,861,770)
Net Loss per Common Share - Basic and Diluted	$(1.43)	$(1.49)
Weighted Average Shares Outstanding - Basic and Diluted	9,643,961	4,591,491

Other Comprehensive Loss:
Net Loss	$(13,770,685)	$(6,861,770)
Dissolution of Foreign Entity	—	(113,717)
Foreign Currency Translation Adjustments	(85,629)	(26,550)
Comprehensive Loss	$(13,856,314)	$(7,002,037)

See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (As restated)

Years Ended December 31, 2021 and 2020

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2020	4,138	$41	5,556,394	$55,564	$116,783,602	$(802)	$(107,108,664)	$9,729,741

Stock-Based Compensation	—	—	—	—	842,475	—	—	842,475

Issuance of Common Stock from Warrants, Net	—	—	10,417	104	49,897	—	—	50,001

Conversion of Series C Preferred Stock into Common Stock	(4,092)	(41)	852,500	8,525	(8,484)	—	—	—

Conversion of Series D Preferred Stock into Common Stock	(39)	—	10,911	109	(109)	—	—	—

Issuance of Common Stock from Private Placement, Net of Offering Costs of $11,142	—	—	1,531,101	15,311	7,973,550	—	—	7,988,861

Issuance of Common Stock from Registered Direct Offering, Net of Offering Costs of $993,666	—	—	4,668,844	46,689	9,709,659	—	—	9,756,348

Shares issued to Bayon Shareholders at Acquisition	—	—	33,798	338	67,598	—	—	67,936

Foreign Currency Translation Adjustment	—	—	—	—	—	(85,629)	—	(85,629)
Net Loss	—	—	—	—	—	—	(13,770,685)	(13,770,685)

Balance at December 31, 2021	7	$—	12,663,965	$126,640	$135,418,188	$(86,431)	$(120,879,349)	$14,579,048

See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (As restated)

Years Ended December 31, 2020 and 2019

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance at December 31, 2019	4,092	$41	4,077,755	$40,778	$106,689,065	$139,465	$(100,246,894)	$6,622,455

Stock-Based Compensation	—	—	—	—	723,856	—	—	723,856

Issuance of Common Stock in Offerings, Net of Offering Costs of $498,687	—	—	500,000	5,000	4,496,313	—	—	4,501,313

Issuance of Shares of Common Stock from Warrant Exercises	—	—	45,417	454	217,546	—	—	218,000

Shares Issued to Panoptes Stockholders at Acquisition	46	—	884,222	8,842	4,657,312	—	—	4,666,154

Dissolution of Foreign Entity	—	—	—	—	—	(113,717)	—	(113,717)
Issuance of Common Stock from Restricted Stock Award Grants	—	—	49,000	490	(490)	—	—	—
Foreign Currency Translation Adjustment	—	—	—	—	—	(26,550)	—	(26,550)
Net Loss	—	—	—	—	—		(6,861,770)	(6,861,770)

Balance December 31, 2020	4,138	$41	5,556,394	$55,564	$116,783,602	$(802)	$(107,108,664)	$9,729,741

See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (As restated)

	Year Ended December 31,
	2021	2020
Operating Activities
Net Loss	$(13,770,685)	$(6,861,770)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization of Intangible Assets	45,296	33,399
Reduction of Right-of-Use Assets	181,977	166,822
Stock-Based Compensation	842,475	723,856
Change in fair value of contingent consideration	(505,675)	(1,230,170)
Expiration of Prepaid Agreement	—	159,848
Deferred Taxes	(192,603)	12,055
Paycheck Protection Program Loan Forgiveness	(278,190)	—
Goodwill Impairment Loss	4,037,811	—
Changes in Operating Assets and Liabilities, Net of Effects of Business Acquired:
Prepaid Expenses and Other Current Assets	(156,951)	(146,971)
Refundable Tax Credit Receivable	(441,196)	(18,957)
Other Assets	14,111	18,916
Accounts Payable	(310,665)	136,697
Lease Liabilities	(181,977)	(166,822)
Deferred Revenue	—	—
Accrued Expenses	40,882	(144,072)
Net Cash Used in Operating Activities	(10,675,390)	(7,317,169)

Investing Activities:
Purchase of Property and Equipment	(63,865)	(20,077)
Acquisitions, net of cash acquired	(93,155)	(110,644)
Dissolution of Foreign Entity	—	(113,717)
Net Cash Used in Investing Activities	(157,020)	(244,438)

Financing Activities:
Proceeds from Stock Offerings	18,750,016	5,000,000
Stock Issuance Costs	(1,004,809)	(498,687)
Exercise of Warrants	50,001	218,000
Repayment of Loan Payable	(212,282)	—
Paycheck Protection Program Loan Proceeds	—	278,190
Net Cash Provided by Financing Activities	17,582,926	4,997,503

Effect of Exchange Rate Changes on Cash	(81,503)	(26,931)
Net Increase (Decrease) in Cash	6,669,013	(2,591,035)
Cash, Including Restricted Cash, Beginning of Year	1,230,677	3,821,712
Cash, Including Restricted Cash, End of Year	$7,899,690	$1,230,677

Supplemental Disclosures of Noncash Operating and Financing Activities:
Conversion of Series C Preferred Stock into Common Stock	$8,525	$—
Conversion of Series D Preferred Stock into Common Stock	$109	$—
Creation of Right-of-Use Assets and Related Lease Liabilities	$313,312	$166,824
Grant of Restricted Stock Awards	$—	$490

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

KIO-101 is a product that focuses on patients with Ocular Presentation of Rheumatoid Arthritis (“OPRA”). KIO-101 is a next-generation, non-steroidal, immune-modulatory and small-molecule inhibitor of Dihydroorotate Dehydrogenase (“DHODH”) with what we believe to be best-in-class picomolar potency and a validated immune modulating mechanism designed to overcome the off-target side effects and safety issues associated with commercially available DHODH inhibitors. In the fourth quarter of 2021, we reported top-line safety and tolerability from a phase 1b proof-of-concept (“POC”) study evaluating KIO-101 in patients with ocular surface inflammation. We expect to initiate a Phase 2 clinical trial in the second half of 2022. KIO-101 (formerly known as PP-001) was acquired through the acquisition of Panoptes Pharma Ges.m.b.H “Panoptes” in the fourth quarter of 2020.

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

The accompanying Consolidated Financial Statements have been prepared assuming that Kiora will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2021, Kiora had unrestricted Cash and Cash Equivalents of $7.9 million, and an Accumulated Deficit of $120.9 million. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. Based on its cash on hand at December 31, 2021, the Company anticipates having sufficient cash to fund planned operations into July 2022, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. To continue development, Kiora will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although historically the Company has been successful at raising capital, most recently raising net proceeds of approximately $9.8 million in a registered direct offering that closed on August 11, 2021, additional capital may not be available on terms favorable to Kiora, if at all. The Company does not know if any future offerings, including offerings pursuant to its shelf registration statement, will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

2. Restatement of Financial Statements

Based on management’s evaluation, management and the Audit Committee, in consultation with the Company’s financial and legal advisors, the Company have concluded that restatement of its previously issued financial statements as of and for the years ended December 31, 2021 and 2020 is necessary to correct certain misstatements in accounting. As a result, the Company is amending its Annual Report on Form 10-K/A, originally filed with the SEC on April 15, 2022, for each of the two years ended December 31, 2021 and 2020. Specifically, the restatement is necessary to correct misstatements related to the Company’s accounting for its acquisitions including related contingent consideration, valuation of goodwill and in-process R&D, subsequent assessment of goodwill and intangible assets for impairment, and the corresponding effects on net income (loss) and stockholders’ equity.  The restatement also impacts the unaudited quarterly periods for the three months ended March 31, 2021, and the three months and year to date periods ended June 30, 2021 and September 30, 2021.  Refer to Note 17.  See below for the adjustments related to each of the three prior acquisitions.

In connection with the Company’s acquisition of Panoptes Pharma Ges.m.b.H (“Panoptes”) in December 2020, shares of the Company’s common stock that were held back at closing and that will be issued on the 18-month anniversary of the acquisition, subject to deduction for any indemnification claims, post-closing adjustments and other specified matters (the “Holdback Shares”), were originally accounted for as contingent consideration and recorded as a liability of $1.353 million. Upon further evaluation, the Company determined that the Holdback Shares should not have been accounted for as contingent consideration and instead recorded as equity as the shares are issuable due to the passage of time. Additionally, upon acquisition, the Company classified an assumed loan payable within contingent consideration that should have been classified as a current liability of $0.212 million.  The Company is correcting these misstatements as of December 18, 2020, the acquisition date resulting in an increase in additional paid-in capital of $1.500 million, an increase in goodwill of $0.147 million, and a decrease in contingent consideration of $1.353 million. The Company will be required to pay the former shareholders of Panoptes cash earnout payments in the event developmental milestones are achieved. Due to the effects of a re-evaluation of the probability of success and discount rate for the in-process research and development (“IPR&D”) assets acquired, the Company is recording a reduction in the estimated fair value of the contingent consideration for the year ended December 31, 2021, in the amount of $0.474 million. The fair value of the contingent consideration is re-assessed at each respective balance sheet date with a corresponding adjustment to earnings until the contingency is resolved.

In connection with the Company’s acquisition of Jade Therapeutics, Inc. (“Jade”) in March 2016, the Company is required to pay the former shareholders of Jade a cash earnout payment in the event any product developed by Jade prior to its acquisition, or derivative of such product, subsequently receives FDA approval. However, since a determination, which was made effective in the fourth quarter of fiscal 2020, the Company’s KIO-201 product candidate is now being developed as a drug rather than a device, and the expected development time for KIO-201 has been extended. As a result of that extended timeline, the Company is recording a reduction in the estimated fair value of the contingent consideration for KIO-201 as of December 31, 2020. This reduction in estimated probability weighted fair value resulted in a change in the carrying value of the liability and correspondingly to the change in fair value of contingent consideration as of and for each of the years ended December 31, 2021 and 2020 in the amount of $0.100 million and $1.230 million respectively. The fair value of the contingent consideration is re-assessed at each respective balance sheet date with the corresponding adjustment to earnings until the contingency is resolved. In addition, the Company is re-establishing the fair value of IPR&D for KIO-201 in the amount of $3.912 million by reversing the impairment originally recorded.

In connection with the Company’s acquisition of Bayon Therapeutics, Inc. (“Bayon”) in October 2021, the Company determined that the estimated fair value of in-process R&D initially recorded was misstated due to an error in utilizing outdated probability of success rates and discount rates.  To correct the misstatement, the Company reevaluated the fair value assigned to the in-process R&D at the acquisition date and updated the probability of success as it relates to cash earnout payments in the event developmental milestones are achieved, updated the discount rate, and adjusted the expected future income. This resulted in an increase to the in-process R&D of $0.302 million and deferred tax liability of $0.076 million and a reduction to goodwill of $0.607 million, and contingent consideration of $0.381 million.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

After reflecting the corrections above, the Company reperformed its impairment analysis of indefinite-lived intangible assets and goodwill.  Goodwill was determined to be fully impaired and since goodwill is evaluated at the reporting unit level, this resulted in the impairment of the goodwill recently acquired in the acquisition of Bayon of $0.407 million.

Within the restated consolidated financial statements, the Company has also corrected immaterial errors related to the classification of the change in fair value of contingent consideration and gain on disposal of a foreign entity from other income to operating income within the accompanying consolidated statement of operations and comprehensive loss for the years ended December 31, 2021 and 2020.

In summary, the Company’s intangible assets including in-process R&D, goodwill, and contingent consideration from the above acquisitions have all been corrected as of the respective date of the acquisitions and then subsequently to reflect any updated information and estimates that become available in each of the subsequent periods.  In addition, the Company’s annual assessment of goodwill and intangible asset impairment were also updated to reflect these corrections for the years ended December 31, 2021 and 2020.

The related footnotes have also been updated for the restatements. The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated:

Balance sheet as of December 31, 2020

	As of December 31, 2020
	As Previously	2020 Restatement
Balance Sheet	Reported	Adjustment	As Restated
Total Current Assets	$1,726,221	—	$1,726,221
Property and Equipment, Net	30,566	—	30,566
Restricted cash	45,000	—	45,000
Goodwill	3,484,607	$146,605	3,631,212
Intangible Assets and In-process R&D, Net	9,730,164	—	9,730,164
Operating Leases Assets with Right-of-Use	83,928	—	83,928
Other Assets	57,073	—	57,073
Total assets	$15,157,559	146,605	$15,304,164
Liabilities and stockholders’ equity
Total current liabilities	$1,772,327	212,281	$1,984,608
Contingent Consideration	5,342,950	(2,795,876)	2,547,074
Deferred Tax Liability	728,926	—	728,926
Paycheck Protection Program Loan	278,190	—	278,190
Non-current Operating Lease Liabilities	35,625	—	35,625
Total Non-Current Liabilities	6,385,691	(2,795,876)	3,589,815
Total liabilities	8,158,018	(2,583,595)	5,574,423
Stockholders’ equity
Preferred Stock, $0.01 par value	41	—	41
Common Stock, $0.01 par value	55,564	—	55,564
Additional paid-in-capital	115,283,572	1,500,030	116,783,602
Accumulated deficit	(108,338,834)	1,230,170	(107,108,664)
Accumulated Other Comprehensive Income	(802)	—	(802)
Total stockholders’ equity	6,999,541	2,730,200	9,729,741
Total liabilities and stockholders’ equity	$15,157,559	$146,605	$15,304,164

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Statement of Operations and Comprehensive Income for the year ended December 31, 2020

	For the year ended December 31, 2020
	As Previously	2020 Restatement
Statement of Operations and Comprehensive Loss	Reported	Adjustment	As restated
Collaboration Revenue	$12,059	—	$12,059

Research and Development	3,566,045	—	3,566,045
General and Administrative	4,658,769	—	4,658,769
Change in Fair Value of Contingent Consideration	—	$(1,230,170)	(1,230,170)
Gain on Disposal of Foreign Entity	—	(113,717)	(113,717)
Total Operating Expenses	8,224,814	(1,343,887)	6,880,927
Operating Loss before Other Income	(8,212,755)	1,343,887	(6,868,868)
Other Income, net:
Gain on Disposal of Foreign Entity	113,717	(113,717)	—
Interest Income	23,339	—	23,339
Interest Expense	(4,186)	—	(4,186)
Total other (expense) income	132,870	(113,717)	19,153
Loss before Income Tax Benefit (Expense)	(8,079,885)	1,230,170	(6,849,715)
Income Tax Benefit (Expense)	(12,055)	—	(12,055)
Net loss	$(8,091,940)	$1,230,170	$(6,861,770)

Weighted Average Shares Outstanding - Basic and Diluted	4,576,058	15,433	4,591,491
Basic and Diluted net loss per share	$(1.77)		$(1.49)

Other comprehensive loss:
Net loss	(8,091,940)	$1,230,170	(6,861,770)
Dissolution of Foreign Entity	(113,717)	—	(113,717)
Foreign Currency Translate Adjustments	(26,550)	—	(26,550)
Comprehensive loss	$(8,232,207)	$1,230,170	$(7,002,037)

Stockholders’ Equity as of December 31, 2020

	As of December 31, 2020
	As Previously	2020 Restatement
Stockholders’ equity	Reported	Adjustment	As restated
Preferred Stock, $0.01 par value	$41	—	$41
Common Stock, $0.01 par value	55,564	—	55,564
Additional paid-in-capital	115,283,572	$1,500,030	116,783,602
Accumulated deficit	(108,338,834)	1,230,170	(107,108,664)
Accumulated Other Comprehensive Income	(802)	—	(802)
Total stockholders’ equity	$6,999,541	$2,730,200	$9,729,741

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Statement of Cash flows for the year ended December 31, 2020

	For the year ended December 31, 2020
	As Previously	2020 Restatement
Statement of Cash Flows	Reported	Adjustment	As restated
Operating Activities
Net loss	$(8,091,940)	$1,230,170	$(6,861,770)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization of Intangible Assets	33,399	—	33,399
Reduction of Right-of-Use Assets	166,822	—	166,822
Stock-Based Compensation	723,856	—	723,856
Change in Fair Value of Contingent Consideration	—	(1,230,170)	(1,230,170)
Expiration of a Prepaid Agreement	159,848	—	159,848
Deferred Taxes	12,055	—	12,055
Changes in Operating Assets and Liabilities, Net of Effects of Business Acquired:
Prepaid Expenses and Other Current Assets	(146,971)	—	(146,971)
Refundable Tax Credit Receivable	(18,957)	—	(18,957)
Other Assets	18,916	—	18,916
Accounts Payable	136,697	—	136,697
Lease Liabilities	(166,822)	—	(166,822)
Accrued Expenses	(144,072)	—	(144,072)
Net cash used in operating activities	(7,317,169)	—	(7,317,169)
Net cash used in investing activities	(244,438)	—	(244,438)
Net cash provided by financing activities	4,997,503	—	4,997,503
Effects of Exchange Rate Changes on Cash	(26,931)	—	(26,931)
Net Cash Increase or decrease	(2,591,035)	—	(2,591,035)
Cash, Including Restricted Cash, Beginning of Year	3,821,712	—	3,821,712
Cash, Including Restricted Cash, End of Year	$1,230,677	—	$1,230,677

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Balance Sheet as of December 31, 2021

	As of December 31, 2021
	As Previously	2020 Restatement	2021 Restatement
Balance Sheet	Reported	Adjustment	Adjustment	As Restated
Total Current Assets	$8,990,770	—	—	$8,990,770
Property and Equipment, Net	73,999	—	—	73,999
Restricted cash	45,000	—	—	45,000
Goodwill	—	$146,605	$(146,605)	—
Intangible Assets and In-process R&D, Net	8,695,850	—	2,072,314	10,768,164
Operating Leases Assets with Right-of-Use	209,411	—	—	209,411
Other Assets	42,964	—	—	42,964
Total assets	$18,057,994	$146,605	$1,925,709	$20,130,308
Liabilities and stockholders’ equity
Total current liabilities	1,609,608	—	—	1,609,608
Contingent Consideration	6,518,770	(2,583,595)	(886,220)	3,048,955
Deferred Tax Liability	614,436	—	187,695	802,131
Non-current Operating Lease Liabilities	90,566	—	—	90,566
Total Non-Current Liabilities	7,223,772	(2,795,876)	(698,525)	3,941,652
Total liabilities	8,833,380	(2,583,595)	(698,525)	5,551,260
Stockholders’ equity
Preferred Stock, $0.01 par value	—	—	—	—
Common Stock, $0.01 par value	126,640	—	—	126,640
Additional paid-in-capital	133,918,158	1,500,030	—	135,418,188
Accumulated deficit	(124,733,753)	1,230,170	2,624,234	(120,879,349)
Accumulated Other Comprehensive Income	(86,431)	—	—	(86,431)
Total stockholders’ equity	9,224,614	2,730,200	2,624,234	14,579,048
Total liabilities and stockholders’ equity	$18,057,994	$146,605	$1,925,709	$20,130,308

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Statement of Operations and Comprehensive Loss for the year ended December 31, 2021

	For the year ended December 31, 2021
	As Previously	2021 Restatement
Statement of Operations and Comprehensive Loss	Reported	Adjustment	As restated
Research and Development	$5,350,264	—	$5,350,264
General and Administrative	5,323,649	—	5,323,649
Goodwill Impairment	4,498,234	$(460,423)	4,037,811
Intangible Asset Impairment	1,770,314	(1,770,314)	—
Change in Fair Value of Contingent Consideration	—	(475,956)	(475,956)
Total Operating Expenses	16,942,461	(2,706,693)	14,235,768
Operating Loss before Other Income	(16,942,461)	2,706,693	(14,235,768)
Other income, net:
Gain on Forgiveness of Loan	278,190	—	278,190
Change in Fair Value of Contingent Consideration	(29,719)	29,719	—
Interest Expense	(6,851)	—	(6,851)
Interest Income	1,141	—	1,141
Total other income	242,761	29,719	272,480
Loss before Income Tax Benefit (Expense)	(16,699,700)	2,736,412	(13,963,288)
Income Tax Benefit (Expense)	304,781	(112,178)	192,603
Net loss	$(16,394,919)	$2,624,234	$(13,770,685)

Weighted Average Shares Outstanding - Basic and Diluted	9,240,500	403,461	9,643,961
Basic and Diluted net loss per share	$(1.77)	—	$(1.43)

Other comprehensive loss:
Net loss	(16,394,919)	$2,624,234	(13,770,685)
Foreign Currency Translate Adjustments	(85,629)	—	(85,629)
Comprehensive loss	$(16,480,548)	$2,624,234	$(13,856,314)

Stockholders’ Equity as of December 31, 2021

	As of December 31, 2021
		2020	2021
	As Previously	Restatement	Restatement
Stockholders’ equity	Reported	Adjustment	Adjustment	As restated
Preferred Stock, $0.01 par value	—	—	—	—
Common Stock, $0.01 par value	$126,640	—	—	$126,640
Additional paid-in-capital	133,918,158	$1,500,030	—	135,418,188
Accumulated deficit	(124,733,753)	1,230,170	$2,624,234	(120,879,349)
Accumulated Other Comprehensive Income	(86,431)	—	—	(86,431)
Total stockholders’ equity	$9,224,614	$2,730,200	$2,624,234	$14,579,048

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Statement of Cash Flows for the year ended December 31, 2021

	For the year ended December 31, 2021
	As Previously	2021 Restatement
Statement of Cash Flows	Reported	Adjustment	As restated
Operating Activities
Net loss	$(16,394,919)	$2,624,234	$(13,770,685)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization of Intangible Assets	45,296	—	45,296
Reduction of Right-of-Use Assets	181,977	—	181,977
Stock-Based Compensation	842,475	—	842,475
Contingent Consideration	(212,281)	(293,394)	(505,675)
Deferred Taxes	(304,782)	112,179	(192,603)
Paycheck Protection Program Loan Forgiveness	(278,190)	—	(278,190)
Goodwill Impairment Loss	4,498,234	(460,423)	4,037,811
Intangible Asset Impairment Loss	1,770,314	(1,770,314)	—
Changes in Operating Assets and Liabilities, Net of Effects of Business Acquired:
Prepaid Expenses and Other Current Assets	(156,951)	—	(156,951)
Refundable Tax Credit Receivable	(441,196)	—	(441,196)
Other Assets	14,111	—	14,111
Accounts Payable	(310,665)	—	(310,665)
Lease Liabilities	(181,977)	—	(181,977)
Accrued Expenses	40,882	—	40,882
Net cash used in operating activities	(10,887,672)	212,282	(10,675,390)
Net cash used in investing activities	(157,020)	—	(157,020)
Financing Activities
Proceeds stock offerings	18,750,016	—	18,750,016
Stock Issuance costs	(1,004,809)	—	(1,004,809)
Exercise Warrants	50,001	—	50,001
Repayment of Loan Payable	—	(212,282)	(212,282)
Net cash provided by financing activities	17,795,208	(212,282)	17,582,926
Effects of Exchange Rate Changes on Cash	(81,503)	—	(81,503)
Net Cash Increase or decrease	6,669,013	—	6,669,013
Cash, Including Restricted Cash, Beginning of Year	1,230,677	—	1,230,677
Cash, Including Restricted Cash, End of Year	$7,899,690	—	$7,899,690

3. Summary of Significant Accounting Policies

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

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of expenses during the reporting periods. The Company makes significant estimates and assumptions in recording the accruals for the Company’s clinical trial and research activities, establishing the useful lives of intangible assets and property and equipment, conducting impairment reviews of goodwill, IPR&D, revenue recognition, stock-based compensation, and contingent considerations payable. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Although the Company monitors and regularly assesses these estimates, actual results could differ significantly from these estimates. The Company records changes in estimates in the period that it becomes aware of the change.

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

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Goodwill

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. In 2021, this consists of the goodwill of the Company’s subsidiaries Jade, Kiora GmbH, and Bayon. In 2020, this consists of the goodwill of the Company’s subsidiaries Jade and Kiora GmbH. Goodwill is not amortized and is tested for impairment on an annual basis in the fourth quarter of each fiscal year and whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed qualitative and quantitative impairment evaluations on its goodwill as of December 31, 2021. Goodwill as of December 31, 2021 was reduced to zero after taking an impairment loss of $4.037 million. The Fair Value is determined using the income approach with a reconciliation to the Company’s stock price. The impairment is reported on the consolidated statements of operations. Goodwill as of December 31, 2020 was $3.631 million.

In-Process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project and periodically evaluates this asset for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. At December 31, 2021 and 2020, there is $10.599 million and $9.536 million respectively of in-process R&D as part of intangible asset and in-process R&D on the Consolidated Balance Sheets.

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

Income Taxes

The Company will record a deferred income tax asset and liability for the expected future income tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements and income tax returns. The Company will record a deferred income tax asset and liability based on differences between the financial statement carrying, or “book”, amounts of assets and liabilities, and the tax bases of the assets and liabilities using the enacted income tax regulations in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred income tax asset will be recorded if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. As of December 31, 2021 and 2020, all of the Company’s net deferred income tax assets were subject to a full valuation allowance. As of December 31, 2021 and 2020, the Company has a net deferred tax liability of $0.802 million and $0.729 million, respectively.

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

Fair Value of Financial Instruments

Each period we revalue our contingent consideration obligations associated with business acquisitions to their fair value. The estimate of the fair value of contingent consideration is determined by applying probability of success, discount rate, and updated timing of the payment. The outstanding payments relate to obligation from acquisitions made by the Company. Below is the list of obligations for each relevant transaction are as of December 31, 2021 as follows:

Acquisition	Milestone Achievement Condition	Contingent Consideration Payable
Bayon
	Successful completion of Phase 1b	$0.495 million
	Successful completion of Phase 2	$0.990 million
	Successful completion of Phase 3	$4.000 million
	FDA approval	$1.650 million

Panoptes
	Beginning of Phase 3	$4.750 million
	FDA approval	$4.750 million

Jade:
	FDA approval	$2.164 million

Changes in the fair value of contingent consideration are included within “Operating Expenses” in our consolidated statements of operations and comprehensive loss. Below are the status of each transactions contingent consideration:

Bayon: As of December 31, 2021, the Company had contingent consideration at fair value of $0.876 million as a result of the Bayon acquisition which closed on October 21, 2021.

Panoptes: The Panoptes transaction closed December 18, 2020. As of December 31, 2020, the Company recorded contingent consideration of $2.067 million. During the year ended December 31, 2021, the Company recorded a decrease in estimated fair value of $0.474 million. The estimated fair value of contingent consideration as of December 31, 2021 was $1.593 million.

Jade: As of December 31, 2020, the Company had a fair value of contingent consideration of $0.480 million. During the year ended December 31, 2021, the contingent consideration was increased by $0.100 million for a change in fair value. As of December 31, 2021, the Company had fair value of contingent consideration of $0.580 million.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

At December 31, 2021 and 2020, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

Recent Accounting Pronouncements

None noted.

4. Fair Value

There were no assets measured at fair value on a recurring basis and there were no liabilities valued at fair value using Level 1 or 2 inputs. The following table provides information for liabilities measured at fair value on a recurring basis using Level 3 inputs:

	December 31, 2021	December 31, 2020
Contingent Consideration:
Current	—	—
Noncurrent	3,048,955	2,547,074
Total Contingent Consideration	$3,048,955	$2,547,074

The Company initially values contingent consideration related to business combinations using a probability-weighted calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows for certain milestones. Key assumptions used to estimate the fair value of contingent consideration include projected financial information, market data and the probability and timing of achieving the specific targets as discussed in Note 16. Acquisitions. After the initial valuation, the Company generally uses its best estimate to measure contingent consideration at each subsequent reporting period using the following unobservable Level 3 inputs:

	Valuation Technique	Unobservable Inputs	2021 Range	2020 Range
	Discounted cash flow	Payment discount rate	13.1%	12.6%
Bayon		Payment period	2023 - 2028	—
Panoptes		Payment period	2024 - 2028	2023 - 2025
Jade		Payment period	2026	2026

Bayon		Probability of Success for payment	12% - 72%	—
Panoptes		Probability of Success for payment	17% - 36%	20% - 45%
Jade		Probability of Success for payment	47%	45%

Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table resulted is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. The changes in contingent consideration of $0.502 million as of December 31, 2021, was primarily driven by probability of success and timing of milestone payments and was recorded as a change in fair value of contingent consideration within the consolidated statements of operation and comprehensive loss.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

5. Property and Equipment

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

6. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2021	2020
Payroll and Benefits	$937,970	$629,465
Professional Fees	194,425	328,420
Clinical Trials	168,785	203,646
Other	28,961	127,730
Total Accrued Expenses	$1,330,141	$1,289,261

7. Debt

In May 2020, the Company received loan funds (the “Loan”) from the Paycheck Protection Program (“PPP”) of $0.278 million. In April 2021, the Company was notified by the Small Business Administration (“SBA”) that this Loan was forgiven in full.

The Company has no additional indebtedness at December 31, 2021 and 2020.

8. Intangible Assets and In-Process R&D

Intangible assets at December 31, 2021 consist of the rights to trade-secrets and know-how related to the manufacturing of KIO-201. During the third quarter of 2018, the Company entered into an intellectual property license agreement with SentrX Animal Care, Inc. (“SentrX”) with respect to certain rights relating to the manufacturing of KIO-201. The intangible assets were recorded at $0.250 million, representing the upfront payment paid to SentrX. Additionally, SentrX is eligible to receive milestone payments totaling up to $4.750 million, upon and subject to the achievement of certain specified development and commercial milestones. These future milestone payments to SentrX will increase the carrying value of the intangible assets. The Company’s intangible assets are amortized on a straight-line basis over the estimated useful lives. Additionally, in-process R&D as of December 31, 2021 and December 31, 2020 consists of projects acquired from the acquisitions of Jade, Bayon and Panoptes that have not reached technological feasibility and which have no alternative future use. Once the R&D process is complete, the Company will amortize the R&D asset over its remaining useful life. The Company periodically evaluates these assets for impairment.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Intangible assets and in-process R&D at December 31, 2021 and 2020 consists of the following:

	Estimated Useful
	Life (Years)	2021	2020
Trade Secrets	10	$250,000	$250,000
Less: Accumulated Amortization		(81,250)	(56,250)
Intangible Assets, Net		168,750	193,750
In-Process R&D		10,599,414	9,536,414
Total Intangible Assets and In-Process R&D, Net		$10,768,164	$9,730,164

Amortization expense on intangible assets was $25,000 for each of the years ended December 31, 2021 and 2020.

9. Capital Stock

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

11. Panoptes Holdback shares

In connection with the Company’s acquisition of Panoptes Pharma Ges.m.b.H in December 2020, 1,500 shares of Series D Convertible Preferred Stock which is convertible into 424,685 shares of the Company’s common stock were held back at closing.  These shares will be issued in common stock, subject to post-closing adjustments and on the 18-month anniversary of the acquisition or June 2022. The shares reflect consideration for the acquisition of Panoptes even as payment was delayed until 18 months post-closing and were valued as of the acquisition date.  These shares are classified as equity.

12. Equity Incentive Plan

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

13. Income Taxes

The components of loss before income taxes are as follows:

	Year Ended December 31,
	2021	2020
Domestic	$(10,639,818)	$(6,766,157)
Foreign	(3,323,470)	(83,558)
Total Loss Before Income Taxes	$(13,963,288)	$(6,849,715)

The components of income tax (benefit) expense are as follows:

	Year Ended December 31,
	2021	2020
Deferred Taxes:
Federal	$(24,086)	$(529)
State	(168,517)	12,584
Total Deferred Taxes	$(192,603)	$12,055
Income Tax (Benefit) Expense	$(192,603)	$12,055

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

The difference between the effective rate reflected in the provision (benefit) for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	Year Ended December 31,
	2021	2020
United States Federal Income Tax Rate	21.00%	21.00%
State Taxes, Net of Federal Benefit	3.35	(1.59)
Permanent Differences	0.72	(15.00)
Goodwill Impairment	(6.07)	—
Change in Valuation Allowance	(21.33)	17.53
Research and Development Credits	1.09	1.65
Tax Rate Differential	1.00	(2.12)
State Non-Income Based Tax	0.01	0.01
Stock-Based Compensation	—	(1.32)
Gain on Dissolution of Foreign Subsidiary	—	(15.81)
Other	1.61	(4.50)
Effective Tax Rate Expense	1.38%	(0.15)%

The Company’s deferred tax assets and liabilities consist of the following:

	Year Ended December 31,
	2021	2020
Net Deferred Tax Liability:
Net Operating Loss Carryforwards	$20,689,134	$17,042,422
Research and Development Credit Carryforwards	2,853,598	2,695,773
Capitalized Research and Development	5,640,428	6,251,945
Stock-Based Compensation	835,432	781,252
Cash Versus Accrual Adjustments	128,188	223,674
Total Deferred Tax Assets	30,146,780	26,995,066
Valuation Allowance	(28,298,339)	(25,320,159)
Net Deferred Tax Asset	1,848,441	1,674,907
Depreciation and Amortization	(956)	(1,083)
In-Process Research and Development	(2,649,616)	(2,402,750)
Net Deferred Tax Liability	$(802,131)	$(728,926)

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

The Company has recorded a valuation allowance against its United States deferred tax assets in each of the years ended December 31, 2021, and 2020 because the Company’s management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased (decreased) by approximately $2.978 million and $(0.958) million during the years ended December 31, 2021 and 2020, respectively, primarily as a result of the increase in net operating losses and credits, adjustments for accrual to cash basis items, and capitalized research and development expenses.

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

14. Commitments and Contingencies

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

On September 12, 2013, the Company (through its subsidiary, Jade Therapeutics, Inc.) entered into an agreement with Lineage Cell Therapeutics, Inc. (“Lineage”), formerly known as BioTime, Inc. granting to the Company the exclusive worldwide right to commercialize cross-linked thiolated carboxymethyl hyaluronic acid (“modified HA”) for ophthalmic treatments in humans. The agreement requires the Company to pay an annual fee of $30,000 and a royalty of 6% on net sales of KIO-201 to Lineage based on revenue relating to any product incorporating the modified HA technology. The agreement expires when patent protection for the modified HA technology lapses in August 2027.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

On November 17, 2014, we (through our subsidiary Kiora Pharmaceuticals GmbH) entered into an intellectual property and know-how licensing agreement with Laboratoires Leurquin Mediolanum S.A.S. (“Mediolanum”) for the commercialization of KIO-101 (the “Mediolanum agreement”) in specific territories. Under the Mediolanum agreement, we out-licensed rights to commercialize KIO-101 for uveitis, dry eye and viral conjunctivitis in Italy, and France. This Agreement was amended on December 10, 2015 to also include Belgium and The Netherlands. Under the Mediolanum Agreement, Mediolanum is obligated to pay up to approximately $20.0 million EUROs in development and commercial milestones and a 7% royalty on net sales of KIO-101 in the territories through the longer of the expiry of the valid patents covering KIO-101 or 10 years from the first commercial sale. The royalty is reduced to 5% after patent expiry.

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

15. Employee Benefit Plans

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

16. Acquisitions

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

Under the terms of the Bayon acquisition agreement, in consideration for 100% of the outstanding equity interests in Bayon, the Company paid cash in the amount of $0.097 million to certain sellers and creditors and issued 33,798 shares of Kiora common stock. The former stockholders of Bayon are also eligible to receive up to $7.135 million in additional cash or stock payments based on clinical trial and FDA approval milestones for Bayon’s product candidates, as set forth in the Purchase Agreement. If milestone payments are exercised for shares, shares will be issued at a price of $2.01 per share for the Phase 1b milestones.  The remaining milestones will be calculated at a $3.30 per share. The cash or stock earn-out payments were recorded as contingent consideration and fair valued at $1.008 million at the acquisition date.

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

Bayon
Current Assets (1)	$5,290
In-Process R&D	1,063,000
Goodwill	406,599
Accounts Payable	(36,525)
Deferred Tax Liability	(265,808)
Total Consideration	$1,172,556
(1)	Current Assets include cash and receivables of $3,910 and $1,380, respectively.

	Common
	Shares	Price per Share(a)	Amount
Contingent consideration at fair value	—	—	$1,007,556
Cash Consideration	—	—	97,066
Kiora Common Stock	33,798	$2.01	67,934
Total Fair Value of Consideration			$1,172,556

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

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Pro forma disclosure for Bayon acquisition

The following table includes the pro forma results for Bayon the year ended December 31, 2021 of the combined companies as though the Bayon Acquisition had been completed as of January 1, 2020.

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
	(unaudited)	(unaudited)
Operating Expenses	$14,257,347	$7,082,768
Net Loss	$(13,792,265)	$(6,873,698)

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

Under the terms of the Panoptes acquisition agreement, in consideration for 100% of the outstanding equity interests in Panoptes, the Company paid cash in the amount of $0.445 million to certain founders and creditors, issued 884,222 shares of Kiora common stock, and issued 45.893 shares (convertible into 13,000 shares of common stock) of Kiora Series D Convertible Preferred Stock at closing. Additionally, holdback shares in the amount of 1,500 shares of Series D Convertible Preferred Stock (convertible into 424,685 shares of common stock) will be issued after a period of 18 months from closing, subject to post-closing adjustments or indemnification obligations, and are recorded as equity at the acquisition date.  A cash payment due to a creditor in December 2021 has been recorded at a fair value of $0.212 million.

The Panoptes acquisition also includes milestone payments in cash or stock upon (1) the enrollment and randomization of a first patient into the first FDA Phase III pivotal study of a Panoptes product for $4.750 million and (2) the FDA approval of the first New Drug Application of a Panoptes product for $4.750 million. If milestones are satisfied in shares, the shares will be issued at a price of not less than $2.4725 per share or more than $4.5917 per share. The cash or stock milestone payments were recorded as contingent consideration and fair valued at $2.280 million at the acquisition date.

The fair value of the shares issued in the Panoptes acquisition was approximately $3.169 million and the fair value of the holdback shares was approximately $1.500 million based on the 30-day volume weighted average price of the Company’s Common Stock as reported by Bloomberg on the closing date of the acquisition, or $3.5321 per share.

The following table summarizes the purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed in the Panoptes acquisition at the date of acquisition.

Panoptes
Current Assets	$410,863
In-Process R&D	5,624,100
Goodwill	2,105,316
Property, Plant and Equipment	2,042
Accounts Payable and Other Liabilities	(87,777)
Deferred Tax Liability	(351,507)
Assumed Liabilities	(312,852)
Total Consideration	$7,390,185
(1)	Current Assets include cash, receivables, and prepaid expenses of $333,860, $73,368, and $3,635, respectively.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

	Common
	Shares	Price per Share(a)	Amount
Contingent consideration at fair value	—	—	$2,279,525
Cash Consideration	—	—	441,552
Holdback shares	424,685	$3.5321	1,500,030
Kiora Common Stock	897,222	$3.5321	3,169,078
Total Fair Value of Consideration			$7,390,185

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

Year Ended
December 31, 2020
(unaudited)
Revenues	$558,063
Operating Expenses	$8,498,798
Net Loss	$(7,942,031)

The unaudited pro forma financial information may not necessarily reflect the Company’s future results of operations or what the results of operations would have been had the Company owned and operated Panoptes as of the beginning of the period presented.

17. Quarterly Financial Information (Unaudited)

The following tables contain unaudited condensed consolidated quarterly financial information for the quarterly periods ended March 31, June 30, and September 30, 2021, that has been updated to reflect the restatement and revision of the Company’s consolidated financial statements as described in Note 2—Restatement of Financial Statements. The restatement and revision had an impact on net cash flows from financing activities. The Company has not amended its previously filed Quarterly Reports on Form 10-Q for the Affected Periods. The financial information that has been previously filed or otherwise reported for the Affected Periods is superseded by the information in this Annual Report, and the consolidated financial statements and related financial information for the Affected Period contained in such previously filed reports should no longer be relied upon.

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Balance Sheet as of March 31, 2021

	As of March 31, 2021
	As Previously	2020	2021
Balance Sheet	Reported	restatements	restatements	As Restated
Total Current Assets	$6,991,086	—	—	$6,991,086
Property and Equipment, Net	84,264	—	—	84,264
Restricted Cash	45,000	—	—	45,000
Goodwill	3,484,607	$146,605	—	3,631,212
Intangible Assets and In-process R&D, Net	9,723,914	—	—	9,723,914
Operating Leases Assets with Right-of-Use	242,730	—	—	242,730
Other Assets	49,001	—	—	49,001
Total assets	$20,620,602	$146,605	—	$20,767,207
Liabilities and stockholders’ equity
Total current liabilities	$1,425,598	212,281		$1,637,879
Contingent Consideration	5,342,950	(2,795,876)	$(570,203)	1,976,871
Deferred Tax Liability	728,926	—	—	728,926
Paycheck Protection Program Loan	278,190	—	—	278,190
Non-current Operating Lease Liabilities	159,938	—	—	159,938
Total liabilities	7,935,602	(2,583,595)	(570,203)	4,781,804
Stockholders’ equity
Preferred Stock, $0.01 par value	41	—	—	41
Common Stock, $0.01 par value	70,979	—	—	70,979
Additional paid-in-capital	123,523,964	1,500,030	—	125,023,994
Accumulated deficit	(110,919,655)	1,230,170	570,203	(109,119,282)
Accumulated Other Comprehensive Income	9,671	—	—	9,671
Total stockholders’ equity	12,685,000	2,730,200	570,203	15,985,403
Total liabilities and stockholders’ equity	$20,620,602	$146,605	—	$20,767,207

Statement of Operations and Comprehensive Loss for the 3 months ended March 31, 2021

	For the 3 months ended March 31, 2021
	As Previously	2021
Statement of Operations and Comprehensive Loss	Reported	restatements	As restated
Research and Development	$1,280,242	—	$1,280,242
General and Administrative	1,300,143	—	1,300,143
Change in Fair Value of Contingent Consideration	—	$(570,203)	(570,203)
Total Operating Expenses	2,580,385	(570,203)	2,010,182
Operating Loss before Other Income	(2,580,385)	570,203	(2,010,182)
Interest Income	250	—	250
Interest Expense	(686)	—	(686)
Total other (expense) income	(436)	—	(436)
Loss before Income Tax Benefit (Expense)	(2,580,821)	570,203	(2,010,618)
Income Tax Benefit (Expense)	—	—	—
Net loss	$(2,580,821)	$570,203	$(2,010,618)

Weighted Average Shares Outstanding - Basic and Diluted	6,954,438	403,461	7,357,899
Basic and Diluted net loss	$(0.37)		$(0.27)

Other comprehensive loss:
Net Loss	$(2,580,821)	$570,203	$(2,010,618)
Foreign Currency Translation Adjustments	10,473	—	10,473
Comprehensive Loss	$(2,570,348)	$570,203	$(2,000,145)

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Stockholders’ Equity as of March 31, 2021

	As of March 31, 2021
	As Previously	2020	2021
Stockholders’ equity	Reported	restatements	restatements	As restated
Preferred Stock, $0.01 par value	$41	—	—	$41
Common Stock, $0.01 par value	70,979	—	—	70,979
Additional paid-in-capital	123,523,964	$1,500,030	—	125,023,994
Accumulated deficit	(110,919,655)	1,230,170	$570,203	(109,119,282)
Accumulated Other Comprehensive Income	9,671	—	—	9,671
Total stockholders’ equity	$12,685,000	$2,730,200	$570,203	$15,985,403

Statement of Cash Flows for the 3 months ended March 31, 2021

	As of March 31, 2021
		2021
	As Previously	Restatement
Statement of Cash Flows	Reported	Adjustment	As restated
Operating Activities
Net loss	$(2,580,821)	$570,203	$(2,010,618)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization of Intangible Assets	10,599	—	10,599
Reduction of Right-of-Use Assets	39,490	—	39,490
Stock-Based Compensation	216,945	—	216,945
Change in Fair Value of Contingent Consideration	—	(570,203)	(570,203)
Deferred Taxes	—	—	—
Paycheck Protection Program Loan Forgiveness	—	—	—
Goodwill Impairment Loss	—	—	—
Intangible Asset Impairment Loss	—	—	—
Changes in Operating Assets and Liabilities, Net of Effects of Business Acquired:	—	—
Prepaid Expenses and Other Current Assets	216,078	—	216,078
Refundable Tax Credit Receivable	(59,706)	—	(59,706)
Other Assets	8,073	—	8,073
Accounts Payable	22,583	—	22,583
Lease Liabilities	(39,490)	—	(39,490)
Accrued Expenses	(403,802)	—	(403,802)
Net cash used in operating activities	(2,570,051)	—	(2,570,051)
Net cash used in investing activities	(58,119)	—	(58,119)
Financing Activities
Proceeds from stock offerings	7,988,861	—	7,988,861
Stock issuance costs	—	—	—
Exercise warrants	50,001	—	50,001
Repayment of Loan Payable	—	—	—
Net cash provided by financing activities	8,038,862	—	8,038,862
Effects of Exchange Rate Changes on Cash	14,123	—	14,123
Net Cash Increase or decrease	5,424,815	—	5,424,815
Cash, Including Restricted Cash, Beginning of Year	1,230,677		1,230,677
Cash, Including Restricted Cash, End of Year	$6,655,492	—	$6,655,492

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Balance Sheet as of June 30, 2021

	As of June 30, 2021
	As Previously	2020	2021
Balance Sheet	Reported	restatements	restatements	As Restated
Total Current Assets	$4,415,173	—	—	$4,415,173
Property and Equipment, Net	83,682	—	—	83,682
Restricted cash	45,000	—	—	45,000
Goodwill	3,484,607	$146,605	—	3,631,212
Intangible Assets and In-process R&D, Net	9,717,664	—	—	9,717,664
Operating Leases Assets with Right-of-Use	308,013	—	—	308,013
Other Assets	45,921	—	—	45,921
Total assets	$18,100,060	$146,605	—	$18,246,665
Liabilities and stockholders’ equity
Total current liabilities	$1,436,440	212,281	—	$1,648,721
Contingent Consideration	5,342,950	(2,795,876)	$(496,486)	2,050,588
Deferred Tax Liability	728,926	—	—	728,926
Non-current Operating Lease Liabilities	137,957	—	—	137,957
Total liabilities	7,646,273	(2,583,595)	(496,486)	4,566,192
Stockholders’ equity
Preferred Stock, $0.01 par value	41	—	—	41
Common Stock, $0.01 par value	70,979	—	—	70,979
Additional paid-in-capital	123,786,856	1,500,030	—	125,286,886
Accumulated deficit	(113,388,953)	1,230,170	496,486	(111,662,297)
Accumulated Other Comprehensive Income	(15,136)	—	—	(15,136)
Total stockholders’ equity	10,453,787	2,730,200	496,486	13,680,473
Total liabilities and stockholders’ equity	$18,100,060	$146,605	—	$18,246,665

Statement of Operations and Comprehensive Loss for the 3 months ended June 30, 2021

	For the 3 months ended June 30, 2021
	As Previously	2021
Statement of Operations and Comprehensive Loss	Reported	Restatement	As restated
Research and Development	$1,439,922	—	$1,439,922
General and Administrative	1,305,865	—	1,305,865
Change in Fair Value of Contingent Consideration Expense	—	$73,717	73,717
Total Operating Expenses	2,745,787	73,717	2,819,504
Operating Loss before Other Income	(2,745,787)	(73,717)	(2,819,504)
Other (expense) income:
Gain on Forgiveness of Loan	278,190	—	278,190
Interest Income	332	—	332
Interest Expense	(2,033)	—	(2,033)
Total other (expense) income	276,489		276,489
Loss before Income Tax Benefit (Expense)	(2,469,298)	(73,717)	(2,543,015)
Income Tax Benefit (Expense)	—	—	—
Net Loss	$(2,469,298)	$(73,717)	$(2,543,015)
Weighted Average Shares Outstanding - Basic and Diluted	7,062,750	403,461	7,466,211
Basic and Diluted net loss	$(0.35)		$(0.34)

Other comprehensive loss:
Net Loss	$(2,469,298)	$(73,317)	$(2,543,015)
Foreign Currency Translation Adjustments	(24,807)	—	(24,807)
Comprehensive Loss	$(2,494,105)	$(73,317)	$(2,567,822)

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Statement of Operations and Comprehensive Loss for the 6 months ended June 30, 2021

	For the 6 months ended June 30, 2021
	As
	Previously	2021
Statement of Operations and Comprehensive Loss	Reported	restatements	As restated
Research and Development	$2,720,164	—	$2,720,164
General and Administrative	2,606,008	—	2,606,008
Change in Fair Value of Contingent Consideration	—	$(496,486)	(496,486)
Total Operating Expenses	5,326,172	(496,486)	4,829,686
Operating Loss before Other Income	(5,326,172)	496,486	(4,829,686)
Other (expense) income:

Gain on Forgiveness of Loan	278,190	—	278,190
Interest Income	582	—	582
Interest Expense	(2,719)	—	(2,719)
Total other (expense) income	276,053	—	276,053
Loss before Income Tax Benefit (Expense)	(5,050,119)	496,486	(4,553,633)
Income Tax Benefit (Expense)	—	—	—
Net Loss	$(5,050,119)	$496,486	$(4,553,633)

Weighted Average Shares Outstanding - Basic and Diluted	7,005,902	403,461	7,409,363
Basic and Diluted net loss	$(0.72)		$(0.61)

Other comprehensive loss:
Net Loss	$(5,050,119)	$496,486	$(4,553,633)
Foreign Currency Translation Adjustments	(14,334)	—	(14,334)
Comprehensive Loss	$(5,064,453)	$496,486	$(4,567,967)

Stockholders’ Equity as of June 30, 2021

	As of June 30, 2021
	As Previously	2020	2021
Stockholders’ equity	Reported	restatements	restatements	As restated
Preferred Stock, $0.01 par value	$41	—	—	$41
Common Stock, $0.01 par value	70,979	—	—	70,979
Additional paid-in-capital	123,786,856	$1,500,030	—	125,286,886
Accumulated deficit	(113,388,953)	1,230,170	$496,486	(111,662,297)
Accumulated Other Comprehensive Income	(15,136)	—	—	(15,136)
Total stockholders’ equity	$10,453,787	$2,730,200	$496,486	$13,680,473

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Statement of Cash Flows for the 6 months ended June 30, 2021

	As of June 30, 2021
		2021
	As Previously	Restatement
Statement of Cash Flows	Reported	Adjustment	As restated
Operating Activities
Net loss	$(5,050,119)	$496,486	$(4,553,633)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization of Intangible Assets	23,203	—	23,203
Reduction of Right-of-Use Assets	86,387	—	86,387
Stock-Based Compensation	479,837	—	479,837
Change in Fair Value of Contingent Consideration	—	(496,486)	(496,486)
Deferred Taxes	—	—
Paycheck Protection Program Loan Forgiveness		(278,190)	(278,190)
Goodwill Impairment Loss	—	—	—
Intangible Asset Impairment Loss	—	—	—
Changes in Operating Assets and Liabilities, Net of Effects of Business Acquired:	—	—
Prepaid Expenses and Other Current Assets	8,786	—	8,786
Refundable Tax Credit Receivable	(222,645)	—	(222,645)
Other Assets	11,153	—	11,153
Accounts Payable	(142,444)	—	(142,444)
Lease Liabilities	(86,387)	—	(86,387)
Accrued Expenses	(315,196)	—	(315,196)
Net cash used in operating activities	(5,207,425)	(278,190)	(5,485,615)
Net cash used in investing activities	(63,865)	—	(63,865)
Financing Activities
Proceeds from stock offerings	7,988,861	—	7,988,861
Stock Issuance Costs	—		—
PPP Loan Forgiveness	(278,190)	278,190
Exercise of Warrants	50,001	—	50,001
Repayment of Loan Payable	—	—	—
Net cash provided by financing activities	7,760,672	278,190	8,038,862
Effects of Exchange Rate Changes on Cash	(11,835)	—	(11,835)
Net Cash Increase or decrease	2,477,547	—	2,477,547
Cash, Including Restricted Cash, Beginning of Year	1,230,677		1,230,677
Cash, Including Restricted Cash, End of Year	$3,708,224	$—	$3,708,224

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Balance Sheet as of September 30, 2021

	As of September 30, 2021
	As Previously	2020	2021
Balance Sheet	Reported	restatements	Restatement	As Restated
Total Current Assets	$11,870,019	—	—	$11,870,019
Property and Equipment, Net	78,833	—	—	78,833
Restricted cash	45,000	—	—	45,000
Goodwill	3,484,607	$146,605	—	3,631,212
Intangible Assets and In-process R&D, Net	9,711,414	—	—	9,711,414
Operating Leases Assets with Right-of-Use	259,217	—	—	259,217
Other Assets	44,249	—	—	44,249
Total assets	$25,493,339	$146,605	—	$25,639,944
Liabilities and stockholders’ equity
Total current liabilities	$1,958,942	212,281	—	$2,171,223
Contingent Consideration	5,342,950	(2,795,876)	$(428,480)	2,118,594
Deferred Tax Liability	728,926	—	—	728,926
Non-current Operating Lease Liabilities	114,475	—	—	114,475
Total liabilities	8,145,293	(2,583,595)	(428,480)	5,133,218
Stockholders’ equity
Preferred Stock, $0.01 par value	—	—	—	—
Common Stock, $0.01 par value	126,193	—	—	126,193
Additional paid-in-capital	133,637,500	1,500,030	—	135,137,530
Accumulated deficit	(116,355,777)	1,230,170	428,480	(114,697,127)
Accumulated Other Comprehensive Income	(59,870)	—	—	(59,870)
Total stockholders’ equity	17,348,046	2,730,200	428,480	20,506,726
Total liabilities and stockholders’ equity	$25,493,339	$146,605	—	$25,639,944

Statement of Operations and Comprehensive Loss for the 3 months ended September 30, 2021

	For the 3 months ended September 30, 2021
	As Previously	Restatement
Statement of Operations and Comprehensive Loss	Reported	Adjustment	As restated
Research and Development	$1,628,467	—	$1,628,467
General and Administrative	1,338,616	—	1,338,616
Change in Fair Value of Contingent Consideration	—	$68,006	68,006
Total Operating Expenses	2,967,083	68,006	3,035,089
Operating Loss before Other Income	(2,967,083)	(68,006)	(3,035,089)
Other (expense) income:
Interest Income	259	—	259
Total other (expense) income	259	—	259
Loss before Income Tax Benefit (Expense)	(2,966,824)	(68,006)	(3,034,830)
Income Tax Benefit (Expense)	—	—	—
Net Loss	$(2,966,824)	$(68,006)	$(3,034,830)
Weighted Average Shares Outstanding – Basic and Diluted	10,265,108	403,461	10,668,569
Basic and Diluted net loss	$(0.29)		$(0.28)

Other comprehensive loss:
Net Loss	$(2,966,824)	$(68,006)	$(3,034,830)
Foreign Currency Translation Adjustments	(44,734)	—	(44,734)
Comprehensive Loss	$(3,011,558)	$(68,006)	$(3,079,564)

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Statement of Operations and Comprehensive Loss for the 9 months ended September 30, 2021

	For the 9 months ended September 30, 2021
	As Previously	2021
Statement of Operations and Comprehensive Loss	Reported	restatements	As restated
Research and Development	$4,348,631	—	$4,348,631
General and Administrative	3,944,624	—	3,944,624
Change in Fair Value of Contingent Consideration	—	$(428,480)	(428,480)
Total Operating Expenses	8,293,255	(428,480)	7,864,775
Operating Loss before Other Income	(8,293,255)	428,480	(7,864,775)
Other (expense) income:
Gain on Forgiveness of Loan	278,190	—	278,190
Interest Income	841	—	841
Interest Expense	(2,719)	—	(2,719)
Total other (expense) income	276,312	—	276,312
Loss before Income Tax Benefit (Expense)	(8,016,943)	428,480	(7,588,463)
Income Tax Benefit (Expense)	—	—	—
Loss before Income Tax Benefit (Expense)	$(8,016,943)	$428,480	$(7,588,463)

Weighted Average Shares Outstanding - Basic and Diluted	8,101,004	403,461	8,504,465
Basic and Diluted net loss	$(0.99)		$(0.89)

Other comprehensive loss:
Net Loss	$(8,016,943)	$428,480	$(7,588,463)
Foreign Currency Translation Adjustments	(59,068)	—	(59,068)
Comprehensive Loss	$(8,076,011)	428,480	$(7,647,531)

Stockholders’ Equity as of September 30, 2021

	As of September 30, 2021
	As Previously	2020	2021 Restatements
Stockholders’ equity	Reported	Restatements		As restated
Preferred Stock, $0.01 par value	—	—	—	—
Common Stock, $0.01 par value	$126,193	—	—	$126,193
Additional paid-in-capital	133,637,500	$1,500,030	—	135,137,530
Accumulated deficit	(116,355,777)	1,230,170	$428,480	(114,697,127)
Accumulated Other Comprehensive Income	(59,870)	—	—	(59,870)
Total stockholders’ equity	$17,348,046	$2,730,200	$428,480	$20,506,726

KIORA PHARMACEUTICALS, INC.

(formerly EyeGate Pharmaceuticals, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Statement of Cash Flows for the 9 months ended September 30, 2021

	As of September 30, 2021
		2021
	As Previously	Restatement
Statement of Cash Flows	Reported	Adjustment	As restated
Operating Activities
Net loss	$(8,016,943)	$428,480	$(7,588,463)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization of Intangible Assets	34,260	—	34,260
Reduction of Right-of-Use Assets	133,514	—	133,514
Stock-Based Compensation	629,306	—	629,306
Change in Fair Value of Contingent Consideration	—	(428,480)	(428,480)
Deferred Taxes	—	—	—
Paycheck Protection Program Loan Forgiveness	—	(278,190)	(278,190)
Goodwill Impairment Loss	—	—	—
Intangible Asset Impairment Loss	—	—	—
Changes in Operating Assets and Liabilities, Net of Effects of Business Acquired:	—	—	—
Prepaid Expenses and Other Current Assets	107,940	—	107,940
Refundable Tax Credit Receivable	(335,096)	—	(335,096)
Other Assets	12,826	—	12,826
Accounts Payable	(9,875)	—	(9,875)
Lease Liabilities	(133,514)	—	(133,514)
Accrued Expenses	100,050	—	100,050
Net cash used in operating activities	(7,477,532)	(278,190)	(7,755,722)
Net cash used in investing activities	(63,865)	—	(63,865)
Financing Activities
Proceeds from stock offerings	17,745,207	—	17,745,207
Stock Issuance Costs	—	—	—
Exercise of Warrants	50,001	—	50,001
PPP loan forgiveness	(278,190)	278,190	—
Repayment of Loan Payable	—	—	—
Net cash provided by financing activities	17,517,018	278,190	17,795,208
Effects of Exchange Rate Changes on Cash	(54,371)	—	(54,371)
Net Cash Increase or decrease	9,921,250	—	9,921,250
Cash, Including Restricted Cash, Beginning of Year	1,230,677	—	1,230,677
Cash, Including Restricted Cash, End of Year	$11,151,927	$—	$11,151,927

Item 16.Form 10-K/A Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 6, 2022	By:	/s/ Brian Strem
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brian Strem	President and Chief Executive Officer	July 6, 2022
Brian Strem	(Principal executive officer, principal financial officer, and principal accounting officer)

/s/ Paul Chaney	Director	July 6, 2022
Paul Chaney

/s/ Kenneth Gayron	Director	July 6, 2022
Kenneth Gayron

/s/ Praveen Tyle	Director	July 6, 2022
Praveen Tyle

/s/ David Hollander	Director	July 6, 2022
David Hollander

/s/ Aron Shapiro	Director	July 6, 2022
Aron Shapiro

/s/ Erin Parsons	Director	July 6, 2022
Erin Parsons

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K/A. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

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

83

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

21.1	Subsidiaries of the Registrant (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on April 15, 2022 and incorporated by reference thereto).

23.1*	Consent of Independent Registered Public Accounting Firm.

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

