Form 10-Q
period 2022-03-31
KIORA PHARMACEUTICALS INC
filed 2022-07-08
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

☐   Yes     ⌧   No

At July 7, 2022, there were 13,067,426 shares of the registrant’s common stock outstanding.

KIORA PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2022

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

We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 23 of our Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission, or the SEC, on July 7, 2022, or the Annual Report. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.

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

Kiora Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

KIORA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022
	(unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,067,354	$7,854,690
Prepaid Expenses	930,345	606,520
Tax Receivables	552,237	529,560
Total Current Assets	6,549,936	8,990,770
Non-Current Assets:
Property and Equipment, Net	67,297	73,999
Restricted Cash	45,000	45,000
Intangible Assets and In-Process R&D, Net	10,761,914	10,768,164
Operating Lease Assets	158,309	209,411
Other Assets	53,820	42,964
Total Assets	$17,636,276	$20,130,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$302,263	$160,621
Accrued Expenses	1,832,934	1,330,141
Operating Lease Liabilities	92,317	118,846
Contingent Consideration	293,947	—
Total Current Liabilities	2,521,461	1,609,608
Non-Current Liabilities:
Contingent Consideration, Non-Current	2,988,898	3,048,955
Deferred Tax Liability	802,131	802,131
Operating Lease Liabilities, Non-Current	65,992	90,566
Total Non-Current Liabilities	3,857,021	3,941,652
Total Liabilities	6,378,482	5,551,260
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding at March 31, 2022 and December 31, 2021; 10,000 designated Series B, 0 shares issued and outstanding at March 31, 2022 and December 31, 2021; 10,000 shares designated Series C, 0 shares issued and outstanding at March 31, 2022 and December 31, 2021; 20,000 shares designated Series D, 7 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common Stock, $0.01 Par Value: 50,000,000 shares authorized and 12,663,965 and shares issued and outstanding at March 31, 2022 and December 31, 2021	126,640	126,640
Additional Paid-In Capital	135,634,109	135,418,188
Accumulated Deficit	(124,444,363)	(120,879,349)
Accumulated Other Comprehensive Loss	(58,592)	(86,431)
Total Stockholders’ Equity	11,257,794	14,579,048
Total Liabilities and Stockholders’ Equity	$17,636,276	$20,130,308

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Operating Expenses:
General and Administrative	$1,664,791	$1,300,143
Research and Development	707,928	1,280,242
Executive Severance	962,833	—
Change in Fair Value of Contingent Consideration	233,890	(570,203)
Total Operating Expenses	3,569,442	2,010,182
Operating Loss Before Other Income (Expense)	(3,569,442)	(2,010,182)
Other Expense, Net:
Gain on Disposal	4,211	—
Interest Income	217	250
Interest Expense	—	(686)
Total Other Expense, Net	4,428	(436)
Net Loss	$(3,565,014)	$(2,010,618)
Net Loss per Common Share - Basic and Diluted	$(0.27)	$(0.27)
Weighted Average Shares Outstanding - Basic and Diluted	13,058,629	7,357,899

Other Comprehensive Loss:
Net Loss	$(3,565,014)	$(2,010,618)
Foreign Currency Translation Adjustments	27,839	10,473
Comprehensive Loss	$(3,571,175)	$(2,000,145)

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2022 and 2021

(unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	7	$—	12,663,965	$126,640	$135,418,188	$(86,431)	$(120,879,349)	$14,579,048

Stock-Based Compensation	—	—	—	—	215,921	—	—	215,921

Foreign Currency Translation Adjustment	—	—	—	—	—	27,839	—	27,839

Net Loss	—	—	—	—	—	—	(3,565,014)	(3,565,014)

Balance at March 31, 2022	7	$—	12,663,965	$126,640	$135,634,109	$(58,592)	$(124,444,363)	$11,257,794

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	4,138	$41	5,556,394	$55,564	$116,783,602	$(802)	$(107,108,664)	$9,729,741

Stock-Based Compensation	—	—	—	—	216,945	—	—	216,945

Issuance of Common Stock from Warrants, Net	—	—	10,417	104	49,897	—	—	50,001

Issuance of Common Stock from Private Placement, Net of Offering Costs of $11,142	—	—	1,531,101	15,311	7,973,550	—	—	7,988,861

Foreign Currency Translation Adjustment	—	—	—	—	—	10,473	—	10,473

Net Loss	—	—	—	—	—	—	(2,010,618)	(2,010,618)

Balance at March 31, 2021	4,138	$41	7,097,912	$70,979	$125,023,994	$9,671	$(109,119,282)	$15,985,403

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net Loss	$(3,565,014)	$(2,010,618)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	10,773	10,599
Reduction of Right-of-Use Assets	51,102	39,490
Stock-Based Compensation	215,921	216,945
Change in Fair Value of Contingent Consideration	233,890	(570,203)
Gain on Disposal of Equipment	(4,211)	—
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(323,825)	216,078
Tax Receivable	(33,497)	(59,706)
Other Assets	(10,856)	8,073
Accounts Payable	141,641	22,583
Lease Liabilities	(51,102)	(39,490)
Accrued Expenses	502,792	(403,802)
Net Cash Used in Operating Activities	(2,832,386)	(2,570,051)
Investing Activities:
Purchases of Property and Equipment	—	(58,119)
Proceeds on Sale of Equipment	6,375	—
Net Cash Provided by (Used in) Investing Activities	6,375	(58,119)
Financing Activities:
Proceeds from Stock Offerings, Net of Offering Costs	—	7,988,861
Exercise of Warrants	—	50,001
Net Cash Provided by Financing Activities	—	8,038,862
Effect of Exchange Rate Changes on Cash	38,675	14,123
Net (Decrease) Increase in Cash	(2,787,336)	5,424,815
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	7,899,690	1,230,677
Cash, Cash Equivalents and Restricted Cash, End of Period	$5,112,354	$6,655,492
Supplemental Disclosures of Noncash Operating and Financing Activities
Creation of Right-of-Use Assets and Related Lease Liabilities	$—	$201,089

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

1. Business, Presentation and Recent Accounting Pronouncements

Overview

Kiora Pharmaceuticals, Inc. (“Kiora” or the “Company”) was formed as a Delaware corporation December 28, 2004 as amended. Kiora is a clinical-stage specialty pharmaceutical company developing and commercializing therapies for the treatment of ophthalmic diseases.

Since its inception, Kiora has devoted substantially all of its efforts to business planning, research and development, and raising capital.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that Kiora will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2022, Kiora had unrestricted Cash and Cash Equivalents of $5.067 million, and an Accumulated Deficit of $124.444 million. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. Based on its cash on hand at March 31, 2022, the Company anticipates having sufficient cash to fund planned operations through July 2022, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. To continue development, Kiora will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although historically the Company has been successful at raising capital, most recently raising net proceeds of approximately $9.756 million in a registered direct offering that closed on August 11, 2021, additional capital may not be available on terms favorable to Kiora, if at all. The Company does not know if any future offerings will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in the Company’s 2021 Annual Report on Form 10-K/A dated July 6, 2022. The balance sheet as of December 31, 2021 was derived from audited consolidated financial statements of the Company but does not include all the disclosures required by U.S. GAAP.

Recent Accounting Pronouncements

None noted

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

2. Balance Sheet Information

Cash, Cash Equivalents and Restricted Cash

A summary of cash and cash equivalents and restricted cash is as follows:

	March 31, 2022
	(unaudited)	December 31, 2021
Cash and Cash Equivalents	$5,067,354	$7,854,690
Restricted Cash, Non-current	45,000	45,000
Total Cash, Cash Equivalents and Restricted Cash	$5,112,354	$7,899,690

Noncurrent restricted cash consists of an deposit with a financial institution for corporate credit card.

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2022
	(unaudited)	December 31, 2021
Executive Severance	$1,049,808	$200,605
Payroll and Benefits	336,680	737,365
Professional Fees	384,452	194,425
Clinical Trials	61,994	168,785
Other	—	28,961
Total Accrued Expenses	$1,832,934	$1,330,141

For the three months ended March 31, 2022, executive severance increased due to a one-time severance benefit accrual of $0.963 million for the Company’s previous Chief Executive Officer.

3. Acquisition

Effective October 21, 2021, the Company acquired all of the capital stock of Bayon Therapeutics, Inc. (“Bayon”), a privately held ophthalmic specialty pharmaceutical company focused on developing light sensitive small molecules.

The fair value of the consideration for the Bayon acquisition is comprised of the following:

	Common	Price per
	Shares	Share (a)	Amount
Contingent Consideration at Fair Value			$1,007,556
Cash Consideration			97,066
Kiora Common Stock	33,798	$2.01	67,934
Total Fair Value of Consideration			$1,172,556
(a)	Average closing price of the Company’s common stock for five trading days immediately preceding October 21, 2021.

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

The former stockholders of Bayon are also eligible to receive up to $7.135 million in additional cash or stock payments based on clinical trial and FDA approval milestones for Bayon’s product candidates, as set forth in the Purchase Agreement. Brian M. Strem, Ph.D., our President and Chief Executive Officer and Eric J. Daniels, MD, MBA, our Chief Development Officer, are former shareholders of Bayon, and received 9,517 and 9,520 shares of Common Stock, respectively, at the closing of the Bayon acquisition. Bayon shareholders, including Drs. Strem and Daniels, will also be entitled to receive up to approximately $7.135 million in milestone payments, which we may elect to pay in cash or in shares.

The Company accounted for the Bayon acquisition using the acquisition method of accounting whereby the total purchase price was preliminarily allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current Assets	$5,290
Intangible Assets	1,063,000
Goodwill	406,599
Accounts Payable	(36,525)
Deferred Tax Liability	(265,808)
Total Fair Value of Asset and Liabilities Purchased	$1,172,556

As of March 31, 2022, the purchase price allocation for the Bayon acquisition was preliminary in nature and subject to completion. Adjustments to the current fair value estimates in the above table may occur as the process conducted for various valuations and assessments is finalized, including tax liabilities and other working capital accounts. Nearly 100% of the goodwill represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill is not expected to be tax deductible. As a result of the impairment evaluation of the Company as a single reporting unit, goodwill was considered impaired at December 31, 2021.

The acquired intangible assets, which consist solely of in-process R&D, will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval, the intangible assets are then accounted for as finite-lived intangible assets and amortized on a straight-line basis over its estimated useful life.

Consolidated Pro Forma Results

Net loss in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2022 includes net losses of Bayon of $0.179 million.

4. Fair Value Disclosures

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction to a third party under current market conditions at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value. In connection with historical acquisitions, additional consideration may be paid related to the achievement of certain milestones. The following table provides information for liabilities measured at fair value on a recurring basis using Level 3 inputs:

	March 31, 2022
	(unaudited)	December 31, 2021
Contingent Consideration:
Current	293,947	—
Noncurrent	2,988,898	3,048,955
Total Contingent Consideration	$3,282,845	$3,048,955

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

The Company initially values contingent consideration related to business combinations using a probability-weighted calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows for certain milestones. Key assumptions used to estimate the fair value of contingent consideration include projected financial information, market data and the probability and timing of achieving the specific targets as discussed in Note 3. Acquisition. After the initial valuation, the Company generally uses its best estimate to measure contingent consideration at each subsequent reporting period using the following unobservable Level 3 inputs:

			March 31, 2022	December 31, 2021
	Valuation Technique	Unobservable Inputs	Range	Range
	Discounted cash flow	Payment discount rate	13.5%	13.1%
Bayon		Payment period	2023 - 2028	2023 - 2028
Panoptes		Payment period	2024 - 2028	2024 - 2028
Jade		Payment period	2026	2026

Bayon	Probability of Success for payment	17% - 67%	12% - 72%
Panoptes	Probability of Success for payment	17% - 36%	17% - 36%
Jade	Probability of Success for payment	47%	47%

Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table resulted is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. The change in fair value of contingent consideration of $0.234 million for the three months ended March 31, 2022, was primarily driven by changes in estimated probabilities of success related to the orphan drug status designation of the Bayon drug candidate which occurred in March of 2022. The change in fair value of contingent consideration of ($0.507) million for the three months ended March 31, 2021 was primarily driven by changes in the estimated probabilities of success derived from an updated industry study published in the first quarter of 2021. The change in fair value of contingent consideration is recorded within operating expenses on the condensed consolidated statements of operation and comprehensive loss.

5. Capital Stock

On January 6, 2021, the Company completed a private placement of 1,531,101 shares of Common Stock and warrants to purchase up to 1,531,101 shares of Common Stock to an affiliate of Armistice Capital, LLC, with a combined purchase price per share and warrant of $5.225. The total net proceeds from the private placement were approximately $8.000 million. Steven J. Boyd and Keith Maher, each of whom were members of the Company’s board of directors through August 3, 2021, are affiliates of Armistice Capital, LLC, and Mr. Boyd holds voting and investment power over such entity.

In connection with the Company’s acquisition of Panoptes Pharma Ges.m.b.H in December 2020 (“Panoptes Acquisition”), the Company held back consideration of 1,500 shares of Series D convertible preferred stock at closing (“Holdback Shares) which was valued at $1.500 million and recorded in Additional Paid-In Capital. These preferred shares are convertible into 403,461 shares of the Company’s common stock. The shares were held back so that if there were any post-closing adjustments or indemnification obligations the number of share issued could have been lower. On the 18-month anniversary of the acquisition or June 2022, the common shares  were issued (see Note 10 for further information).

The following is a summary of the Company’s reserved common stock as of March 31, 2022:

Common Stock Warrants	6,757,180
Holdback Shares	403,461
Preferred Stock outstanding	2,089
Total	7,162,730

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

6. Warrants

The following is a summary of warrant activity for the Company’s equity-classified warrants:

		Weighted Average	Weighted Average
	Number of	Exercise	Remaining
	Warrants	Price	Term in Years
Outstanding as of March 31, 2022 and December 31, 2021	6,757,180	$4.99	3.42

No warrants were issued or exercised during the three months ended March 31, 2022. The Company received net proceeds of $0.050 million from the exercise of warrants during the three months ended March 31, 2021.

7. Net Loss per Share

Basic net loss per share, does not include the weighted-average unvested restricted common stock that has been issued and is subject to forfeiture totaling 8,797 and 54,709 shares for the three months ended March 31, 2022 and 2021, respectively. The following is a summary of potential common shares excluded from the calculation of net loss per share because their inclusion would be anti-dilutive as of March 31:

	2022	2021
Common Stock Warrants	6,757,180	4,247,384
Employee Stock Options	678,150	370,359
Preferred Stock	2,089	865,500
Total	7,437,419	5,483,243

8. Stock-Based Compensation

2014 Plan

The Company operates an equity-based compensation plan (the “2014 Plan”). The 2014 Plan provides for the granting of stock options (incentive and nonqualified), restricted stock or other stock-based awards to employees, officers, directors, consultants, and advisors. As of March 31, 2022, 829,339 shares of common stock were authorized to be awarded and no shares were available for awards.

Stock-based compensation expense is presented in the same expense line items as cash compensation paid and for the three months ended March 31 are as follows:

	2022	2021
Research and Development	$32,620	$71,586
General and Administrative	183,301	145,359
Total Stock-Based Compensation Expense	$215,921	$216,945

Stock Options

During the three months ended March 31, 2022 the Company granted time-based stock options which vest one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. The fair value of time-based stock options is determined using the Black-Scholes Option Pricing Model, with such value recognized as expense over the

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

service period, which is typically 3 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the three months ended March 31, 2022 is shown in the following table.

Risk-Free Interest Rate	2.42%
Expected Life (years)	5.00
Expected Stock Price Volatility	140%
Expected Dividend Yield	—%

The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 was $0.68. The expected term of the options granted is based on management estimate. Expected volatility is based on the historical volatility of the Company’s peers common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options amounted to $0.647 million at March 31, and is expected to be recognized over a weighted average period of approximately 2.30 years.

Following is a summary of stock option activity for the three months ended March 31, 2022:

			Weighted-Average
	Number of	Weighted- Average	Remaining
	Options	Exercise Price	Term in Years
Outstanding at December 31, 2021	515,922	$10.43	8.30
Granted	260,500	$0.76	9.84
Expired	(12,662)	$6.87	—
Forfeited	(85,610)	$2.79	—
Outstanding at March 31, 2022	678,150	$7.85	8.55
Exercisable and vested at March 31, 2022	241,683	$18.57	2.30

The stock options outstanding and exercisable at March 31, 2022 had no aggregate intrinsic value. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $0.62, the closing price of the Company’s stock on March 31, 2022.

Restricted Stock Units

There were no grants of time-based restricted stock units during the three months ended March 31, 2022. Restricted stock options compensation expense is recognized over the vesting period, which is typically one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. Unamortized expense is nominal. The following is a summary of restricted stock activity for the three months ended March 31, 2022:

	Number of	Weighted- Average
	Units	Grant Date Fair Value
Non-vested at December 31, 2021	15,012	$6.55
Vested	(9,079)	$6.55
Forfeited	(3,350)	$6.55
Non-vested at March 31, 2022	2,583	$6.55

Employee Stock Purchase Plan

The Company has a non-qualified Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of the Company’s common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of common stock through payroll deductions at a discounted price. Six month offering periods are made at the Board’s discretion. The ESPP provides for 11,371 aggregate shares of the Company’s common stock for participants to purchase. As of March 31, 2022, the remaining 7,806 shares are reserved for future offerings.

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

9. Commitments and Contingencies

Leases

The Company leases its office facilities as well as other property under operating leases.The Company’s Waltham, Massachusetts lease ended March 31, 2022. In February 2022, the Company entered into a lease for an office facility in Encinitas, California and took possession of the space May 1, 2022. The Company recorded an ROU asset and lease liability upon lease commencement in May 2022.  Additionally, lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option.  The remaining lease terms range from 1.6 to 1.7 years.

Total operating lease cost for the three months ended March 31, 2022 and 2021 was $0.055 million and $0.051 million, respectively, and includes variable lease cost which are immaterial.  As of March 31, 2022, the Company has no short-term leases.

Supplemental cash flow information and non-cash activity related to operating leases for the three months ended March 31 were as follows:

	2022	2021
Operating Cash Flow From Operating Leases	$55,779	$55,738

Supplemental balance sheet and other information related to operating leases were as follows:

	2022	2021
Weighted Average Discount Rate	4.66%	5.32%
Weighted Average Remaining Lease Term (years)	1.7	2.1

License and Exclusive Rights Agreements

We are a party to seven license agreements as described below. These license agreements require us to pay or receive royalties or fees to or from the licensor based on revenue or milestones related to the licensed technology.

On July 2, 2013, we (through our subsidiary, Kiora Pharmaceuticals, GmbH) entered into a patent and know-how assignment agreement with 4SC Discovery GmbH (“4SC”) transferring to us all patent rights and know-how to the compound KIO-101. We are responsible for paying royalties of 3.25% on net sales of KIO- 101.

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

On November 17, 2014, we (through our subsidiary Kiora Pharmaceuticals GmbH) entered into an intellectual property and know-how licensing agreement with Laboratoires Leurquin Mediolanum S.A.S. (“Mediolanum”) for the commercialization of KIO-101 (the “Mediolanum agreement”) in specific territories. Under the Mediolanum agreement, we out-licensed rights to commercialize KIO-101 for uveitis, dry eye and viral conjunctivitis in Italy, and France. This Agreement was amended on December 10, 2015 to also include

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

Belgium and The Netherlands. Under the Mediolanum Agreement, Mediolanum is obligated to pay up to approximately 20.0 million EUROs in development and commercial milestones and a 7% royalty on net sales of KIO-101 in the territories through the longer of the expiry of the valid patents covering KIO- 101 or 10 years from the first commercial sale. The royalty is reduced to 5% after patent expiry.

On September 26, 2018, we entered into an intellectual property licensing agreement (the “SentrX Agreement”) with SentrX, a veterinary medical device company that develops and manufactures veterinary wound care products. Under the SentrX Agreement, we in-licensed the rights to trade secrets and know- how related to the manufacturing of KIO-201. The SentrX Agreement enables us to pursue a different vendor with a larger capacity for manufacturing and an FDA-inspected facility for commercialization of a product for human use. Under the SentrX Agreement, SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified developmental and commercial milestones. The term of the agreement is until the Product is no longer in the commercial marketplace.

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

Contingent Consideration

The purchase price of various acquisitions in prior periods included contingent consideration, which consisted of various cash earn-out payments upon the achievement of certain milestones. Below are the maximum obligation payments per the respective agreements and estimated fair value of contingent consideration payments remaining as of March 31, 2022.

	Maximum Obligation	Current Fair
	per Agreements	Value Estimated
Bayon	$7,135,000	$1,068,833
Panoptes	9,500,000	1,624,621
Jade	2,164,451	589,391
	$18,799,451	$3,282,845

Other

In the normal course of business, the Company periodically becomes involved in various claims and lawsuits, as well as governmental proceedings and investigations that are incidental to the business. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and amount of the claim, and an estimate of the possible loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. With respect to governmental proceedings and investigations, like other companies in the industry, the Company is subject to extensive regulation by national, state and local governmental agencies in the U.S. and in other jurisdictions in which the Company and its affiliates operate. As a result, interaction with governmental agencies is ongoing. The Company’s standard practice is to cooperate with regulators and investigators in responding to inquiries.

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

The Company currently maintains insurance for risks associated with the operation of its business, provision of professional services and ownership of property. These policies provide coverage for a variety of potential losses, including loss or damage to property, bodily injury, general commercial liability, professional errors and omissions and medical malpractice.

10. Subsequent Events

On February 1, 2022, Kiora Pharmaceuticals, Inc. entered into a 18 month lease agreement commencing on May 1, 2022 for approximately 1,100 square feet located at 332 Encinitas Blvd., Encinitas, California.. The lease costs $38,700 per annum, paid in equal monthly payments.  The purpose of the facility is for general office use for Brian Strem, President and Chief Executive Officer.

On May 3, 2022, the Company filed a Registration Statement on Form S-1 registering a proposed offering of shares of common stock (or common stock equivalent), warrants and shares underlying such warrants.  The Form S-1 has not yet been declared effective by the Securities and Exchange Commission.  The Company can provide no assurance that it will consummate an offering under the Form S-1.  The foregoing does not constitute an offer of any securities for sale.

On May 13, 2022, Kiora Pharmaceuticals Pty Ltd entered into a 12 month lease agreement commencing May 16, 2022 for approximately 100 square meters located at 11 North Terrace, Adelaide SA 5000 Australia. The lease costs Kiora AUD25,000 per annum, broken into equal monthly payments. The purpose of this facility is to house specific clinical assessment as part of the ABACUS Phase 1b clinical trial for KIO-301.

On May 25, 2022, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that because the Company had not yet filed its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, the Company was no longer in compliance with Nasdaq Listing Rule 5250(c)(1). Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission. The Notice stated that the Company had 60 calendar days from May 25, 2022, or until July 25, 2022, to regain compliance by filing the late Form 10-Q or to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. As a result of the filing of this Quarterly Report on Form 10-Q, the Company has regained compliance with Nasdaq Listing Rule 5250(c)(1).

On June 18, 2022, the Company issued an aggregate of 403,461 shares of common stock to former shareholders of Panoptes, which had been held back for a period of eighteen months following the closing of the Panoptes acquisition to satisfy post-closing adjustment and indemnification obligations pursuant to the terms of the Share Purchase Agreement between the Company and the former shareholders of Panoptes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 23 of our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on July 7, 2022. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Quarterly Report on Form 10-Q.

Kiora Pharmaceuticals, Inc. is referred to herein as “Kiora”, “we,” “our,” “us,” and “the Company”.

Executive Summary

We are a specialty clinical-stage pharmaceutical company developing and commercializing products for the treatment of ophthalmic diseases.

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

KIO-101 is a product that focuses on patients with Ocular Presentation of Rheumatoid Arthritis (“OPRA”). KIO-101 is a next generation, non-steroidal, immuno-modulatory, small-molecule inhibitor of Dihydroorotate Dehydrogenase (“DHODH”) with what we believe to be best-in-class picomolar potency and a validated immune modulating mechanism designed to overcome the off-target side effects and safety issues associated with commercially available DHODH inhibitors. We expect to initiate a Phase 2 clinical trial in the second half of 2022. KIO-101 (formerly known as PP-001) was acquired through the acquisition of Panoptes in the fourth quarter of 2020.

In addition, we are developing KIO-201 for patients with corneal wounds to accelerate healing, including patience undergoing laser vision correction surgery. KIO-201 is a modified form of the natural polymer hyaluronic acid, designed to protect the ocular surface to permit re-epithelialization of the cornea and improve and maintain ocular surface integrity. KIO-201 has unique properties that help hydrate and protect the ocular surface.

Throughout our history, we have not generated significant revenue. We have never been profitable and from inception through March 31, 2022, our losses from operations have aggregated $124.4 million. Our Net Loss was $3.565 million and $2.011 million for the three months ended March 31, 2022 and 2021, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our product candidates. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure to support their commercialization including sales, marketing, and distribution functions.

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

COVID-19 pandemic impact

Our business, results of operations and financial condition have been and may continue to be impacted by the COVID-19 pandemic and could be further impacted by supply chain interruptions, extended "shelter-in-place" orders or advisories, facility closures or other reasons related to the pandemic. As of the date of this Quarterly Report on Form 10-Q, the extent to which COVID-19 could materially impact our financial conditions, liquidity or results of operations is uncertain.

To the extent COVID-19 disruptions continue to adversely impact our business, results of operations and financial condition, it may also have the effect of heightening risks relating to our ability to successfully commercialize newly developed or acquired products, consolidation in the healthcare industry, and maintenance of our contractual relationships.

Recent Developments

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

On May 25, 2022, we received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that because we had not yet filed its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, we were no longer in compliance with Nasdaq Listing Rule 5250(c)(1). Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission. The Notice stated that we had 60 calendar days from May 25, 2022, or until July 25, 2022, to regain compliance by filing the late Form 10-Q or to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. As a result of the filing of this Quarterly Report on Form 10-Q, we have regained compliance with Nasdaq Listing Rule 5250(c)(1).

Results of Operations

Comparison of Three Months ended, March 31, 2022 and 2021

The following table summarizes the results of our operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
Operating Expenses:
General and Administrative	$1,664,791	$1,300,143	$364,648
Research and Development	707,928	1,280,242	(572,314)
Executive Severance	962,833	—	962,833
Change in Fair Value in Contingent Consideration	233,890	(570,203)	804,093
Total Operating Expenses	3,569,442	2,010,182	1,559,260
Other Expense, Net	4,428	(436)	4,864
Net Loss	$(3,565,014)	$(2,010,618)	$1,554,396

General and Administrative Expenses. The increase of $0.365 million was primarily due to increases in professional fees of $0.151 million for consulting and audit, personnel related expenses of $0.156 million, travel and other office expenses of $0.123 million offset by a decrease in legal related costs of $0.058 million.

Research and Development Expenses. The decrease of $0.572 million was primarily development costs for KIO-101 of $0.501 million and personnel related costs of $0.149 million.

Executive Severance. The increase was due primarily to an accrual for the severance agreement with the Company’s former Chief Executive Officer.

Change in Fair Value of Contingent Consideration. Contingent consideration increased by $0.804 million.  The change in contingent consideration is primarily due to a change in the probability of success primarily due to the designation of orphan drug status for KIO-301 which occurred in March of 2022, and discount rate for the calculation of fair value of the contingent consideration.

Other Expense, Net. The increase was due to a sale of office furniture in connection with the closure of the Waltham, MA office in March 2022.

Liquidity and Capital Resources

Our principal liquidity needs have historically been for acquisitions, working capital, research and development, and capital expenditures. We expect these needs to continue as we develop and work toward commercialize new products. We will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity, debt financings, license and development agreements, or other sources, which may include collaborations with third parties.

If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. These conditions raise substantial doubt about our ability to continue as a going concern. We will need to generate significant revenue to achieve profitability, and we may never do so.

Information regarding cash flows

As of March 31, 2022, we had unrestricted cash and cash equivalents totaling $5.067 million and restricted cash totaling $0.045 million for a total of $5.112 million compared to $7.900 million at December 31, 2021. The following table sets forth the primary uses of cash for the three months ended March 31,:

	2022	2021
Net Cash Used in Operating Activities	$(2,832,386)	$(2,570,051)
Net Cash Provided By (Used in) Investing Activities	$6,375	$(58,119)
Net Cash Provided by Financing Activities	$—	$8,038,862

Operating Activities. Net cash used in operating activities increased $0.262 million, primarily due to the Bayon acquisitions in October 2021 and the resulting integration costs, higher employee compensation and increased operating costs.

Investing Activities. There was a nominal change in net cash provided by (used in) investing activities.

Financing Activities. During the three months ended March 31, 2021, we received net proceeds of $8.000 million from the completion of a private placement.

Funding Requirements and Other Liquidity Matters

Our KIO-301, KIO-101 and KIO-201 product pipeline is still in various stages of preclinical and clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including our KIO-301, KIO-101 and KIO-201 products, on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market KIO-301, KIO-101 and KIO-201 products, or any other products that we would otherwise prefer to develop and market ourselves.

Based on our cash on hand at March 31, 2022, we believe we will have sufficient cash to fund planned operations through July 2022. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although we successfully completed our IPO and several subsequent registered offerings and private placements of our securities, additional capital may not be available on terms favorable to us, if at all. We do not know if our future offerings will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Other

For information regarding Commitments and Contingencies, refer to Note 9. Commitments and contingencies and Note 3. Acquisitions to the Notes to the Unaudited condensed consolidated financial statements of Part 1, Item 1. Financial Statements of this Form 10-Q.

Critical Accounting Estimates

Our discussion of operating results is based upon the unaudited condensed consolidated financial statements and accompanying notes. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting estimates are detailed in Item 7 of our 2021 10-K/A and we have no material changes from such disclosures.

Recently Issued Accounting Pronouncements

Refer to Note 1. Business, Presentation and Recent Accounting Pronouncements, in the Notes to the Unaudited condensed consolidated financial statements of Part 1, Item 1. Financial Statements of this Form 10-Q for detailed information regarding the status of recently issued accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

This Report includes the certifications of our Chief Executive Officer (who is our principal executive and financial / accounting officer) required by Rule 13a-14 of the Exchange Act. See Exhibit 31.1. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our Chief Executive Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above and material weaknesses identified in our Form 10-K as of December 31, 2021, our Chief Executive Officer has concluded that they believe that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Accounting and Reporting

Our management, with the participation of the Chief Executive Officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the 3 months ended March 31, 2022. Management concluded that changes to our internal control over financial accounting and reporting did occur during the 3 months ended March 31, 2022. These changes were made to address the material weaknesses identified in the Form 10-K as of December 31, 2021. We have identified and implemented and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The following changes are underway.

•

We hired consultants who began working with the company in March 2022 and we hired additonal full time resources with the appropriate levels of experience and reallocated responsibilities across the team.

•	We are in the process of performing a detailed financial reporting risk assessment to identify areas that require improvement and are currently implementing changes to address these areas.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

While we are not currently a party to any legal proceedings as of March 31, 2022, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.

Item 1A.    Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2021, which is incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2021.

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

Date: July 8, 2022	By:	/s/ Brian M. Strem, Ph.D.
President and Chief Executive Officer
(Principal executive officer and Principal financial and accounting sofficer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit
10.1#

Separation Agreement by and between the Registrant and Stephen From, dated January 31, 2022 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K with the SEC on February 1, 2022 and incorporated herein by reference).

10.2#

Consulting Agreement by and between the Registrant and Danforth Advisors, LLC, dated March 9, 2022 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2022 and incorporated herein by reference).

31.1

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