Form 10-Q
period 2022-06-30
KIORA PHARMACEUTICALS INC
filed 2022-08-12
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

☐   Yes     ⌧   No

At August 10, 2022, there were 36,763,123 shares of the registrant’s common stock outstanding.

KIORA PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2022

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

Kiora Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

KIORA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022
	(unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,427,902	$7,854,690
Prepaid Expenses	1,399,190	606,520
Tax Receivables	552,951	529,560
Total Current Assets	4,380,043	8,990,770
Non-Current Assets:
Property and Equipment, Net	63,232	73,999
Restricted Cash	49,307	45,000
Intangible Assets and In-Process R&D, Net	10,755,664	10,768,164
Operating Lease Assets	175,250	209,411
Other Assets	39,367	42,964
Total Assets	$15,462,863	$20,130,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$785,766	$160,621
Accrued Expenses	1,631,400	1,330,141
Operating Lease Liabilities	137,672	118,846
Contingent Consideration	301,808	—
Total Current Liabilities	2,856,646	1,609,608
Non-Current Liabilities:
Contingent Consideration, Non-Current	3,013,980	3,048,955
Deferred Tax Liability	802,131	802,131
Operating Lease Liabilities, Non-Current	28,138	90,566
Total Non-Current Liabilities	3,844,249	3,941,652
Total Liabilities	6,700,895	5,551,260
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding at June 30, 2022 and December 31, 2021; 10,000 designated Series B, 0 shares issued and outstanding at June 30, 2022 and December 31, 2021; 10,000 shares designated Series C, 0 shares issued and outstanding at June 30, 2022 and December 31, 2021; 20,000 shares designated Series D, 7 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common Stock, $0.01 Par Value: 50,000,000 shares authorized and 13,067,426 and 12,663,965 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	130,675	126,640
Additional Paid-In Capital	135,701,328	135,418,188
Accumulated Deficit	(126,845,174)	(120,879,349)
Accumulated Other Comprehensive Loss	(224,861)	(86,431)
Total Stockholders’ Equity	8,761,968	14,579,048
Total Liabilities and Stockholders’ Equity	$15,462,863	$20,130,308

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Operating Expenses:
General and Administrative	$1,801,878	$1,305,865	$3,466,669	$2,606,008
Research and Development	567,227	1,439,922	1,275,155	2,720,164
Executive Severance	—	—	962,833	—
Change in Fair Value of Contingent Consideration	32,943	73,717	266,833	(496,486)
Total Operating Expenses	2,402,048	2,819,504	5,971,490	4,829,686
Operating Loss Before Other Expense	(2,402,048)	(2,819,504)	(5,971,490)	(4,829,686)
Other Expenses, Net:
Gain on Forgiveness of Loan	—	278,190	—	278,190
Gain on Disposal	—	—	4,211	—
Interest Income	1,237	332	1,454	582
Interest Expense	—	(2,033)	—	(2,719)
Total Other Expenses, Net	1,237	276,489	5,666	276,053
Net Loss	$(2,400,811)	$(2,543,015)	$(5,965,825)	$(4,553,633)
Net Loss per Common Share - Basic and Diluted	$(0.18)	$(0.34)	$(0.46)	$(0.61)
Weighted Average Shares Outstanding - Basic and Diluted	13,065,714	7,466,211	13,061,281	7,409,363

Other Comprehensive Loss:
Net Loss	$(2,400,811)	$(2,543,015)	$(5,965,825)	$(4,553,633)
Foreign Currency Translation Adjustments	(166,269)	(24,807)	(138,430)	(14,334)
Comprehensive Loss	$(2,567,080)	$(2,567,822)	$(6,104,255)	$(4,567,967)

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2022 and 2021

(unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2022	7	$—	12,663,965	$126,640	$135,634,109	$(124,444,363)	$(58,592)	$11,257,794

Stock-Based Compensation	—	—	—	—	71,254	—	—	71,254

Issuance of Common Stock from Panoptes Holdback Shares	—	—	403,461	4,035	(4,035)	—	—	—

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(166,269)	(166,269)

Net Loss	—	—	—	—	—	(2,400,811)	—	(2,400,811)

Balance at June 30, 2022	7	$—	13,067,426	$130,675	$135,701,328	(126,845,174)	$(224,861)	$8,761,968

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2021	4,138	$41	7,097,912	$70,979	$125,023,994	$(109,119,282)	$9,671	$15,985,403

Stock-Based Compensation	—	—	—	—	262,892	—	—	262,892

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(24,807)	(24,807)

Net Loss	—	—	—	—	—	(2,543,015)	—	(2,543,015)

Balance at June 30, 2021	4,138	$41	7,097,912	$70,979	$125,286,886	$(111,662,297)	$(15,136)	$13,680,473

KIORA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2022 and 2021

(unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	7	$—	12,663,965	$126,640	$135,418,188	$(120,879,349)	$(86,431)	$14,579,048

Stock-Based Compensation	—	—	—	—	287,175	—	—	287,175

Issuance of Common Stock from Panoptes Holdback Shares	—	—	403,461	4,035	(4,035)	—	—	—

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(138,430)	(138,430)

Net Loss	—	—	—	—	—	(5,965,825)	—	(5,965,825)

Balance at June 30, 2022	7	$—	13,067,426	$130,675	$135,701,328	(126,845,174)	$(224,861)	$8,761,968

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	4,138	$41	5,556,394	$55,564	$116,783,602	$(107,108,664)	$(802)	$9,729,741

Stock-Based Compensation	—	—	—	—	479,837	—	—	479,837

Issuance of Common Stock from Warrants, Net	—	—	10,417	104	49,897	—	—	50,001

Issuance of Common Stock from Private Placement, Net of Offering Costs of $11,142	—	—	1,531,101	15,311	7,973,550	—	—	7,988,861

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(14,334)	(14,334)

Net Loss	—	—	—	—	—	(4,553,633)	—	(4,553,633)

Balance at June 30, 2021	4,138	$41	7,097,912	$70,979	$125,286,886	$(111,662,297)	$(15,136)	$13,680,473

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net Loss	$(5,965,825)	$(4,553,633)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	21,054	23,203
Reduction of Right-of-Use Assets	87,242	86,387
Stock-Based Compensation	287,175	479,837
Change in Fair Value of Contingent Consideration	266,833	(496,486)
Paycheck Protection Program Loan Forgiveness	—	(278,190)
Gain on Disposal of Equipment	(4,211)	—
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(838,528)	8,786
Tax Receivable	(68,046)	(222,645)
Other Assets	(3,397)	11,153
Accounts Payable	641,443	(142,444)
Lease Liabilities	(96,682)	(86,387)
Accrued Expenses	341,616	(315,196)
Net Cash Used in Operating Activities	(5,331,325)	(5,485,615)
Investing Activities:
Purchases of Property and Equipment	—	(63,865)
Proceeds on Sale of Equipment	6,375	—
Net Cash Provided by (Used in) Investing Activities	6,375	(63,865)
Financing Activities:
Proceeds from Stock Offerings, Net of Offering Costs	—	7,988,861
Exercise of Warrants	—	50,001
Net Cash Provided by Financing Activities	—	8,038,862
Effect of Exchange Rate Changes on Cash	(97,530)	(11,835)
Net (Decrease) Increase in Cash	(5,422,481)	2,477,547
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	7,899,690	1,230,677
Cash, Cash Equivalents and Restricted Cash, End of Period	$2,477,209	$3,708,224
Supplemental Disclosures of Noncash Operating and Financing Activities
Creation of Right-of-Use Assets and Related Lease Liabilities	$55,415	$201,089

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

1. Business, Presentation and Recent Accounting Pronouncements

Overview

Kiora Pharmaceuticals, Inc. (“Kiora” or the “Company”) was formed as a Delaware corporation December 28, 2004, as amended. Kiora is a clinical-stage specialty pharmaceutical company developing and commercializing therapies for the treatment of ophthalmic diseases.

Since its inception, Kiora has devoted substantially all of its efforts to business planning, research and development, and raising capital.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that Kiora will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2022, Kiora had unrestricted Cash and Cash Equivalents of $2.428 million, and an Accumulated Deficit of $126.845 million. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. Based on the cash on hand at June 30, 2022, and the $5.297 million net cash raised in the underwritten public offering that closed on July 26, 2022 (Note 10), the Company anticipates having sufficient cash to fund planned operations through March 2023, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. To continue development, Kiora will need to raise additional capital through equity financing, license agreements, and/or additional U.S. government grants. Although historically the Company has been successful at raising capital, most recently raising net proceeds of approximately $5.297 million in a registered direct offering that closed on July 26, 2022, additional capital may not be available on terms favorable to Kiora, if at all. The Company does not know if any future offerings will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in the Company’s 2021 Annual Report on Form 10-K/A dated July 7, 2022. The balance sheet as of December 31, 2021 was derived from audited consolidated financial statements of the Company but does not include all the disclosures required by U.S. GAAP.

Recent Accounting Pronouncements

We have evaluated all issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our condensed consolidated statements of operations and comprehensive loss, balance sheets or cash flows.

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

2. Balance Sheet Information

Cash, Cash Equivalents and Restricted Cash

A summary of cash and cash equivalents and restricted cash is as follows:

	June 30, 2022
	(unaudited)	December 31, 2021
Cash and Cash Equivalents	$2,427,902	$7,854,690
Restricted Cash, Non-current	49,307	45,000
Total Cash, Cash Equivalents and Restricted Cash	$2,477,209	$7,899,690

Non-current restricted cash consists of deposits with financial institutions for corporate credit cards.

Prepaid Expenses

Prepaid expenses consist of the following:

	June 30, 2022
	(unaudited)	December 31, 2021
Research and Development	$1,117,475	$319,208
Insurance	109,439	130,765
Other	172,276	156,547
Total Prepaid Expenses	$1,399,190	$606,520

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2022
	(unaudited)	December 31, 2021
Executive Severance	$896,524	$200,605
Payroll and Benefits	362,736	737,365
Professional Fees	313,853	194,425
Clinical Trials	58,287	168,785
Other	—	28,961
Total Accrued Expenses	$1,631,400	$1,330,141

3. Acquisition

Effective October 21, 2021, the Company acquired all of the capital stock of Bayon Therapeutics, Inc. (“Bayon”), a privately held ophthalmic specialty pharmaceutical company focused on developing light sensitive small molecules.

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

The fair value of the consideration for the Bayon acquisition as of the acquisition date is comprised of the following:

	Common	Price per
	Shares	Share (a)	Amount
Contingent Consideration at Fair Value			$1,007,556
Cash Consideration			97,066
Kiora Common Stock	33,798	$2.01	67,934
Total Fair Value of Consideration			1,172,556
(a)	Average closing price of the Company’s common stock for five trading days immediately preceding October 21, 2021.

The former stockholders of Bayon are eligible to receive up to $7.135 million in additional cash or stock payments based on clinical trial and FDA approval milestones for Bayon’s product candidates, as set forth in the Purchase Agreement. Brian M. Strem, Ph.D., our President and Chief Executive Officer and Eric J. Daniels, MD, MBA, our Chief Development Officer, are former shareholders of Bayon, and received 9,517 and 9,520 shares of Common Stock, respectively, at the closing of the Bayon acquisition. Bayon shareholders, including Drs. Strem and Daniels, will also be entitled to receive up to approximately $7.135 million in milestone payments, which the Company may elect to pay in cash or in shares.

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

As of June 30, 2022, the purchase price allocation for the Bayon acquisition was preliminary in nature and subject to completion. Adjustments to the current fair value estimates in the above table may occur as the process conducted for various valuations and assessments is finalized, including tax liabilities and other working capital accounts. Nearly 100% of the goodwill represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill is not expected to be tax deductible. As a result of the impairment evaluation of the Company as a single reporting unit, goodwill was considered impaired at December 31, 2021.

The acquired intangible assets, which consist solely of in-process R&D, will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval, the intangible assets are then accounted for as finite-lived intangible assets and amortized on a straight-line basis over its estimated useful life.

Consolidated Pro Forma Results

Net loss in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022 includes net losses of Bayon of $0.270 million and $0.449 million, respectively.

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

	June 30, 2022
	(unaudited)	December 31, 2021
Contingent Consideration:
Current	301,808	—
Noncurrent	3,013,980	3,048,955
Total Contingent Consideration	$3,315,788	$3,048,955

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

	Valuation Technique	Unobservable Inputs	June 30, 2022	December 31, 2021
	Discounted cash flow	Payment discount rate	14.3%	13.1%
Bayon		Payment period	2023 - 2028	2023 - 2028
Panoptes		Payment period	2024 - 2028	2024 - 2028
Jade		Payment period	2026	2026

Bayon	Probability of Success for payment	17% - 67%	12% - 72%
Panoptes	Probability of Success for payment	17% - 36%	17% - 36%
Jade	Probability of Success for payment	47%	47%

Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table resulted is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. There was a nominal change in fair value of contingent consideration for the three months ended June 30, 2022 and 2021 of $0.033 million and $0.074 million, respectively. The change in fair value of contingent consideration of $0.267 million for the six months ended June 30, 2022, was primarily driven by changes in estimated probabilities of success related to the orphan drug status designation of the Bayon drug candidate which occurred in March of 2022. The change in fair value of contingent consideration of $(0.496) million for the six months ended June 30, 2021 was primarily driven by changes in the estimated probabilities of success derived from an updated industry study published in the first quarter of 2021. The change in fair value of contingent consideration is recorded within operating expenses on the condensed consolidated statements of operation and comprehensive loss.

5. Capital Stock

On January 6, 2021, the Company completed a private placement of 1,531,101 shares of Common Stock and warrants to purchase up to 1,531,101 shares of Common Stock at an exercise price of $5.225 per share to an affiliate of Armistice Capital, LLC, with a combined purchase price per share and warrant of $5.225. The total net proceeds from the private placement were approximately $8.000 million. Steven J. Boyd and Keith Maher, each of whom were members of the Company’s board of directors through August 3, 2021, are affiliates of Armistice Capital, LLC, and Mr. Boyd holds voting and investment power over such entity.

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

In connection with the Company’s acquisition of Panoptes Pharma Ges.m.b.H in December 2020 (“Panoptes Acquisition”), on June 18, 2022, the Company issued an aggregate of 403,461 shares of common stock to former shareholders of Panoptes, which had been held back for a period of eighteen months following the closing of the Panoptes acquisition to satisfy post-closing adjustment and indemnification obligations pursuant to the terms of the Share Purchase Agreement between the Company and the former shareholders of Panoptes.

The following is a summary of the Company’s reserved common stock as of June 30, 2022:

Common Stock Warrants	6,312,721
Preferred Stock outstanding	2,089
Total	6,314,810

6. Warrants

The following is a summary of warrant activity for the Company’s equity-classified warrants for the six months ended June 30, 2022 and 2021:

		Weighted Average	Weighted Average
	Number of	Exercise	Remaining
	Warrants	Price	Term in Years
Outstanding at December 31, 2021	6,757,180	$4.99	3.42
Expired	(444,459)	$22.50
Outstanding at June 30, 2022	6,312,721	$3.76	3.14

Outstanding at December 31, 2020	2,726,700	$8.41	2.45
Issued	1,531,101	$5.23	4.52
Exercised	(10,417)	$4.80	1.80
Outstanding at June 30, 2021	4,247,384	$7.27	2.88

7. Net Loss per Share

Basic net loss per share does not include the weighted-average unvested restricted common stock that has been issued and is subject to forfeiture totaling 1,712 and 35,162 shares for the three months ended June 30, 2022 and 2021, respectively and 6,145 and 47,873 shares for the six months ended June 30, 2022 and 2021, respectively. The following is a summary of potential common shares excluded from the calculation of net loss per share because their inclusion would be anti-dilutive as of June 30:

	2022	2021
Common Stock Warrants	6,312,721	4,247,384
Employee Stock Options	522,066	377,361
Preferred Stock	2,089	865,500
Total	6,836,876	5,490,245

8. Stock-Based Compensation

2014 Plan

The Company operates an equity-based compensation plan (the “2014 Plan”). The 2014 Plan provides for the granting of stock options (incentive and nonqualified), restricted stock or other stock-based awards to employees, officers, directors, consultants, and advisors. As of June 30, 2022, 829,339 shares of common stock were authorized to be awarded and 146,735 shares were available for awards.

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Stock-based compensation expense is presented in the same expense line items as cash compensation paid and for the three and six months ended June 30 are as follows:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Research and Development	$26,540	$69,219	59,160	140,805
General and Administrative	44,714	193,673	228,015	339,032
Total Stock-Based Compensation Expense	$71,254	$262,892	287,175	479,837

Stock Options

The Company grants time-based stock options which generally vest one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. The fair value of time-based stock options is determined using the Black-Scholes Option Pricing Model, with such value recognized as expense over the service period, which is typically 3 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the six months ended June 30, 2022 and 2021 is shown in the following table.

	2022	2021
Risk-Free Interest Rate	2.42%	1.82%
Expected Life (years)	5.00	10.00
Expected Stock Price Volatility	140%	141%
Expected Dividend Yield	—%	—%

The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 and 2021 was $0.68 and $6.12, respectively. The expected term of the options granted is based on management estimate. Expected volatility is based on the historical volatility of the Company’s peers common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options amounted to $0.473 million as of June 30, 2022 and is expected to be recognized over a weighted average period of approximately 2.48 years.

Following is a summary of stock option activity for the six months ended June 30, 2022:

			Weighted-Average
	Number of	Weighted- Average	Remaining
	Options	Exercise Price	Term in Years
Outstanding at December 31, 2021	515,922	$10.43	8.30
Granted	260,500	$0.76	9.60
Expired	(138,526)	$18.42
Forfeited	(115,830)	$2.65
Outstanding at June 30, 2022	522,066	$5.34	8.73
Exercisable and vested at June 30, 2022	123,271	$16.69	6.72

Outstanding at December 31, 2020	246,893	$20.90	7.20
Granted	150,365	$6.19
Expired	(7,599)	$10.82
Forfeited	(12,298)	$6.51
Outstanding at June 30, 2021	377,361	$15.71	7.82
Exercisable and vested at June 30, 2021	198,822	$24.25	6.46

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

The stock options outstanding and exercisable as of June 30, 2022 had no aggregate intrinsic value. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $0.47, the closing price of the Company’s stock on June 30, 2022.

Restricted Stock Units

There were no grants of time-based restricted stock units during the three and six months ended June 30, 2022. Restricted stock options compensation expense is recognized over the vesting period, which is typically one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. Unamortized expense is nominal. The following is a summary of restricted stock activity for the six months ended June 30, 2022:

			Weighted- Average
	Number of	Weighted- Average	Remaining
	Units	Grant Date Fair Value	Term in Years
Non-vested at December 31, 2021	15,012	$6.55	1.09
Vested	(9,781)	$6.55
Forfeited	(5,097)	$6.55
Non-vested at June 30, 2022	134	$6.55	0.59

Non-vested Outstanding at December 31, 2020	67,420	$7.10	1.66
Vested	(37,041)	$7.39
Forfeited	(2,051)	$6.86
Non-vested Outstanding at June 30, 2021	28,328	$6.73	1.59

Employee Stock Purchase Plan

The Company has a non-qualified Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of the Company’s common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of common stock through payroll deductions at a discounted price. Six month offering periods are made at the Board’s discretion. The ESPP provides for 11,371 aggregate shares of the Company’s common stock for participants to purchase. As of June 30, 2022, the remaining 7,806 shares are reserved for future offerings.

9. Commitments and Contingencies

Leases

The Company leases its office facilities as well as other property under operating leases.  In February 2022, the Company entered into a lease for an office facility in Encinitas, California and took possession of the space May 1, 2022. The Company recorded an ROU asset and lease liability upon lease commencement in May 2022.  On May 16, 2022, a nominal short-term lease commenced in Australia. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option.  The remaining lease terms range from less than 1.0 to 1.67 years. The Company’s Waltham, Massachusetts lease ended March 31, 2022.

Total operating lease cost for the three months ended June 30, 2022 and 2021 was $0.035 million, $0.055 million and for the six months ended was $0.081 million and $0.106 million, respectively, and includes a nominal short term and variable lease cost.

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Supplemental cash flow information and non-cash activity related to operating leases for the six months ended June 30 were as follows:

Cash paid for amounts included in the measurement of lease liabilities:

	2022	2021
Operating cash flows from operating leases	$88,027	$86,387

Supplemental balance sheet and other information related to operating leases were as follows:

	June 30, 2022	December 31, 2021
Weighted Average Discount Rate	5.19%	5.32%
Weighted Average Remaining Lease Term (years)	1.58	2.1

Future annual minimum lease payments under non-cancellable operating leases as of June 30, 2022 are as follows:

Years Ending December 31,
2022 (remaining months)	$71,057
2023	105,498
Total Lease Liabilities	176,555
Less Amounts Representing Interest	(10,745)
Total	165,810
Less Current Portion	(137,672)
$28,138

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

On July 2, 2013, we (through our subsidiary, Kiora Pharmaceuticals, GmbH) entered into an out-license agreement with 4SC granting 4SC the exclusive worldwide right to commercialize the compound KIO-101 for rheumatoid arthritis and inflammatory bowel disease, including Crohn’s Disease and Ulcerative Colitis. We are eligible to receive milestone payments totaling up to 155 million euros, upon and subject to the achievement of certain specified developmental and commercial milestones. We have not received any milestones payments from 4SC. In addition, we are eligible to receive royalties of 3.25% on net sales of KIO-101.

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

June 30, 2022

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

Contingent Consideration

The purchase price of various acquisitions in prior periods included contingent consideration, which consisted of various cash earn-out payments upon the achievement of certain milestones. Below are the maximum obligation payments per the respective agreements and estimated fair value of contingent consideration payments remaining as of June 30, 2022.

	Maximum Obligation	Current Fair
	per Agreements	Value Estimated
Bayon	$7,135,000	$1,080,858
Panoptes	9,500,000	1,643,435
Jade	2,164,451	591,495
	$18,799,451	$3,315,788

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

June 30, 2022

The Company currently maintains insurance for risks associated with the operation of its business, provision of professional services and ownership of property. These policies provide coverage for a variety of potential losses, including loss or damage to property, bodily injury, general commercial liability, professional errors and omissions and medical malpractice.

10. Subsequent Events

On July 22, 2022, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc., as underwriter (the “Underwriter”), pursuant to which the Company agreed to issue and sell, in a firm commitment underwritten public offering by the Company (the “Public Offering”), (i) 19,770,172 shares of common stock (the “Common Shares”), (ii) 1,280 shares of Series E Convertible Preferred Stock (the “Preferred Shares”) convertible into up to 6,400,000 shares of common stock, (iii) Class A Warrants (the “Class A Warrants”) to purchase up to 26,170,172 shares of common stock, and (iv) Class B Warrants to purchase up to 26,170,172 shares of common stock (the “Class B Warrants” and, together with the Class A Warrants, the “Warrants”), priced at a public offering price of $0.20 per Common Shares, Class A Warrants and Class B Warrants or $1,000 per Preferred Share, 5,000 Class A Warrants and 5,000 Class B Warrants. In addition, pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day option (the “Overallotment Option”) to purchase up to (i) 3,925,525 additional Common Shares, (ii) 3,925,525 additional Class A Warrants and/or (ii) 3,925,525 additional Class B Warrants, solely to cover over-allotments. The Underwriter fully exercised the Overallotment Option on July 25, 2022. The securities were offered by the Company pursuant to the Registration Statement on Form S-1 (File No. 333-264641), which was initially filed with the Securities and Exchange Commission (the “Commission”) on May 3, 2022, amended on July 13, 2022, July 19, 2022 and July 21, 2022, and declared effective by the Commission on July 21, 2022.

On July 26, 2022, the Public Offering closed, and the Company issued and sold (i) 23,695,697 Common Shares, (ii) 1,280 Preferred Shares, (iii) 30,095,697 Class A Warrants, and (iv) 30,095,697 Class B Warrants. The Company received net proceeds of approximately $5.297 million net of underwriting discount and commissions of $0.435 million and expense of $0.287 million. The exercise price for Class A and Class B warrants was $0.20 per share.

During July 2022, the Company became aware of an apparent payroll irregularity that occurred in June 2022 and resulting in approximately $0.120 million being paid to unauthorized recipients.  The Company promptly retained an independent firm to investigate the irregularity and to review the Company’s internal control over financial reporting in light of the irregularity.

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

KIO-101 is a product that focuses on patients with Ocular Presentation of Rheumatoid Arthritis (“OPRA”). KIO-101 is a next generation, non-steroidal, immuno-modulatory, small-molecule inhibitor of Dihydroorotate Dehydrogenase (“DHODH”) with what we believe to be best-in-class picomolar potency and a validated immune modulating mechanism designed to overcome the off-target side effects and safety issues associated with commercially available DHODH inhibitors. In a 14-Day GLP intravenous (IV) repeated dose toxicity study in rats, no adverse or test item related effects were observed in any of the tested parameters (mortality, clinical observations, ophthalmoscopy, body weight and food consumption, hematology and coagulation, clinical biochemistry, organ weight, pathology and histopathology) at the highest doses tested (1.0 mg/kg). In the fourth quarter of 2021, we reported topline safety and tolerability data from a Phase 1b proof-of-concept (“POC”) study evaluating KIO-101 in patients with ocular surface inflammation. As a further sign of safety, there were zero clinically significant laboratory (including liver enzymes) findings observed in both healthy patients and those with ocular surface inflammation. We expect to initiate a Phase 2 clinical trial in the second half of 2022. KIO-101 (formerly known as PP-001) was acquired through the acquisition of Panoptes in the fourth quarter of 2020.

In addition, we are developing KIO-201 for patients with Persistent Corneal Epithelial Defects (PCED), which is an orphan disease and as such, we are currently seeking orphan drug designation. We also are evaluating KIO-201 in patients recovering from surgical wounds, such as those undergoing photorefractive keratectomy (“PRK”) surgery. KIO-201 is a modified form of the natural polymer hyaluronic acid, designed to protect the ocular surface to permit re-epithelialization of the cornea and improve and maintain ocular surface integrity. KIO-201 has unique properties that help hydrate and protect the ocular surface. We are currently evaluating KIO-201 in a Phase 2 clinical trial in patients with PCEDs and expect topline results in Q1 2023. We also are in planning stages of a potential Phase 3b trial for patients recovering from the laser vision correction procedure PRK and could initiate the study before the end of 2023.

Throughout our history, we have not generated significant revenue. We have never been profitable and from inception through June 30, 2022, our losses from operations have aggregated $126.845 million. Our net loss was $5.966 million and $4.554 million for the six months ended June 30, 2022 and 2021, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our product candidates. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure to support their commercialization including sales, marketing, and distribution functions.

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

COVID-19 pandemic impact

Our business, results of operations and financial condition have been and may continue to be impacted by the COVID-19 pandemic and could be further impacted by supply chain interruptions, extended “shelter-in-place” orders or advisories, facility closures or other reasons related to the pandemic. As of the date of this Quarterly Report on Form 10-Q, the extent to which COVID-19 could materially impact our financial conditions, liquidity or results of operations is uncertain.

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

Results of Operations

Comparison of Three Months ended, June 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended June 30, :

	2022	2021	Change
Operating Expenses:
General and Administrative	$1,801,878	$1,305,865	$496,013
Research and Development	567,227	1,439,922	(872,695)
Change in Fair Value of Contingent Consideration	32,943	73,717	(40,774)
Total Operating Expenses	2,402,048	2,819,504	(417,456)
Other Expense, Net	1,237	276,489	(275,252)
Net Loss	$(2,400,811)	$(2,543,015)	$(142,204)

General and Administrative Expenses. The increase of $0.496 million was primarily due to increases in professional fees of $0.706 million for consulting and audit, travel and other office expenses of $0.044 million offset by a decrease in personnel related expenses of $0.255 million.

Research and Development Expenses. The decrease of $0.873 million was primarily development costs for KIO-101 of $0.725 million and for KIO-201 of $0.119 million and personnel related costs of $0.269 million offset by development costs for KIO-301 of $0.117 million and research and development refundable credit of $0.133 million.

Change in Fair Value of Contingent Consideration. Contingent consideration decreased by $0.041 million and the change is primarily due to a change in the discount rate for the calculation of fair value of the contingent consideration.

Other Expense, Net. The decrease of $0.275 million was due to recording a gain as a result of the full forgiveness of the loan under the PPP in second quarter of 2021.

Comparison of Six Months ended, June 30, 2022 and 2021

The following table summarizes the results of our operations for the six months ended June 30, :

	2022	2021	Change
Operating Expenses:
General and Administrative	$3,466,669	$2,606,008	$860,661
Research and Development	1,275,155	2,720,164	(1,445,009)
Executive Severance	962,833	—	962,833
Change in Fair Value of Contingent Consideration	266,833	(496,486)	763,319
Total Operating Expenses	5,971,490	4,829,686	1,141,804
Other Expense, Net	5,665	276,053	(270,388)
Net Loss	$(5,965,825)	$(4,553,633)	$(1,412,192)

General and Administrative Expenses. The increase of $0.861 million was primarily due to increases in professional fees of $0.744 million for consulting, audit and legal related costs, travel and other office expenses of $0.216 million offset by a decrease in personnel related expenses of $0.099 million.

Research and Development Expenses. The decrease of $1.445 million was primarily development costs for KIO-101 of $0.740 million and KIO-201 of $0.463 million and personnel related costs of $0.417 million.

Executive Severance. The increase was due primarily to an accrual for the severance agreement with the Company’s former Chief Executive Officer.

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration of $0.267 million for the six months ended June 30, 2022, was primarily driven by changes in estimated probabilities of success related to the orphan drug status designation of the Bayon drug candidate which occurred in March of 2022. The change in fair value of contingent consideration of ($0.496) million for the six months ended June 30, 2021 was primarily driven by changes in the estimated probabilities of success derived from an updated industry study published in the first quarter of 2021.

Other Expense, Net. The decrease of $0.270 million was due to recording a gain as a result of the full forgiveness of the loan under the PPP in second quarter of 2021.

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

If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us. Although historically the Company has been successful at raising capital, most recently raising net proceeds of approximately $5.297 million in a registered direct offering that closed on July 26, 2022, net of underwriting discount and commissions of $0.435 million and expense of $0.287 million. Additional capital may not be available on terms favorable to Kiora, if at all. The Company does not know if any future offerings will succeed.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. These conditions raise substantial doubt about our ability to continue as a going concern. We will need to generate significant revenue to achieve profitability, and we may never do so.

Information regarding cash flows

As of June 30, 2022, we had unrestricted cash and cash equivalents totaling $2.428 million and restricted cash totaling $0.049 million for a total of $2.477 million compared to $7.900 million at December 31, 2021. The following table sets forth the primary uses of cash for the six months ended June 30,:

	2022	2021
Net Cash Used in Operating Activities	$(5,331,325)	$(5,485,615)
Net Cash Provided by (Used in) Investing Activities	$6,375	$(63,865)
Net Cash Provided by Financing Activities	$—	$8,038,862

Operating Activities. Net cash used in operating activities decreased $0.154 million due to timing of payments in the first half of 2022.

Investing Activities. The increase in cash from investing activities is due to a sale of an asset in 2022 as opposed to assets acquired in 2021.

Financing Activities. During the six months ended June 30, 2021, we received net proceeds of $8.000 million from the completion of a private placement.

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

Based on our cash on hand at June 30, 2022, we believe we will have sufficient cash to fund planned operations through March  2023. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although historically the Company has been successful at raising capital, most recently raising net proceeds of approximately $5.297 million in a registered direct offering that closed on July 26, 2022, additional capital may not be available on terms favorable to Kiora, if at all. The Company does not know if any future offerings will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Other

For information regarding Commitments and Contingencies, refer to Note 9. Commitments and contingencies and Note 3. Acquisitions to the Notes to the Unaudited condensed consolidated financial statements of Part 1, Item 1. Financial Statements of this Form 10-Q.

Critical Accounting Estimates

Our discussion of operating results is based upon the unaudited condensed consolidated financial statements and accompanying notes. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting estimates are detailed in Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2021 and we have no material changes from such disclosures.

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

In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our Chief Executive Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above and material weaknesses identified in our Form 10-K/A as of December 31, 2021, our Chief Executive Officer has concluded that they believe that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Accounting and Reporting

Our management, with the participation of the Chief Executive Officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the three months ended June 30, 2022 and concluded that changes did occur. These changes were made to address the material weaknesses identified in the Form 10-K/A as of December 31, 2021. We have identified and implemented and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The following changes are underway.

•

We hired consultants who began working with the company in March 2022 and we are in the process of hiring additional full time resources with the appropriate levels of experience and reallocated responsibilities across the team.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

While we are not currently a party to any legal proceedings as of June 30, 2022, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.

Item 1A.    Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factor below in this Item 1A as well as the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2021, which is incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as disclosed below in this Item 1A, we do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2021.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely satisfy the requirements applicable to public companies, which may adversely affect investor confidence in us, and, as a result, the market price of our common stock.

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

We have previously identified the following material weaknesses:

●	We did not design or maintain an effective control environment commensurate with our financial reporting requirements. We lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, our insufficient segregation of duties in our accounting function. This material weakness further contributed to the material weakness below.
●	We did not design and maintain formal accounting policies, processes, and controls to analyze, account for and disclose significant and unusual transactions, including business combinations, accounting for stock-based compensation, analysis of goodwill and indefinite-lived asset impairment and contingent consideration.
●	For our systems, some of the former finance staff-maintained IT access to systems and controls.

As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of June 30, 2022. Additionally, we have identified and are investigating apparent payroll irregularities that occurred in June 2022, and have retained an independent firm to review our internal control over financial reporting in light of such irregularities.

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

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

Date: August 12, 2022	By:	/s/ Brian M. Strem, Ph.D.
President and Chief Executive Officer
(Principal executive officer and Principal financial and accounting officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit
3.1

Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, dated July 22, 2022 (incorporated by reference to Exhibit 4.9 of Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the SEC on July 21, 2022 (File No. 333-264641)).

4.1	Form of Class A Warrant (incorporated by reference to Exhibit 4.9 of Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the SEC on July 21, 2022 (File No. 333-264641)).

4.2	Form of Class B Warrant (incorporated by reference to Exhibit 4.10 of Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the SEC on July 21, 2022 (File No. 333-264641)).

4.3

Warrant Agency Agreement by and between Registrant and VStock Transfer, LLC, dated July 22, 2022 (incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2022).

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