Form 10-Q
period 2022-09-30
KIORA PHARMACEUTICALS INC
filed 2022-11-09
CIK 1372514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

☐   Yes     ☒   No

On November 8, 2022, there were 1,141,863 shares of the registrant’s common stock outstanding.

KIORA PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2022

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

We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 23 of our Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission, or the SEC, on July 7, 2022, or the Annual Report. You should carefully review all these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.

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

Kiora Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

KIORA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022
	(unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,801,616	$7,854,690
Prepaid Expenses and Other Current Assets	260,005	606,520
Tax Receivables	1,562,575	529,560
Total Current Assets	6,624,196	8,990,770
Non-Current Assets:
Property and Equipment, Net	59,192	73,999
Restricted Cash	49,037	45,000
Intangible Assets and In-Process R&D, Net	10,749,414	10,768,164
Operating Lease Assets	147,456	209,411
Other Assets	33,023	42,964
Total Assets	$17,662,318	$20,130,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$749,192	$160,621
Accrued Expenses	1,800,010	1,330,141
Operating Lease Liabilities	131,482	118,846
Contingent Consideration	313,714	—
Total Current Liabilities	2,994,398	1,609,608
Non-Current Liabilities:
Contingent Consideration, Non-Current	3,339,589	3,048,955
Deferred Tax Liability	802,131	802,131
Operating Lease Liabilities, Non-Current	4,764	90,566
Total Non-Current Liabilities	4,146,484	3,941,652
Total Liabilities	7,140,882	5,551,260
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding; 10,000 designated Series B, 0 shares issued and outstanding; 10,000 shares designated Series C, 0 shares issued and outstanding as; 20,000 shares designated Series D, 7 shares issued and outstanding; 1,280 shares designated Series E,0 shares , issued and outstanding	—	—
Common Stock, $0.01 Par Value: 50,000,000 shares authorized and 1,079,045 and 316,599 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	10,790	3,166
Additional Paid-In Capital	142,738,557	135,541,662
Accumulated Deficit	(131,964,513)	(120,879,349)
Accumulated Other Comprehensive Loss	(263,398)	(86,431)
Total Stockholders’ Equity	10,521,436	14,579,048
Total Liabilities and Stockholders’ Equity	$17,662,318	$20,130,308

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended, September 30,
	2022	2021	2022	2021
Operating Expenses:
General and Administrative	$2,033,367	$1,338,616	$5,500,036	$3,944,624
Research and Development	1,332,153	1,628,467	2,607,308	4,348,631
Executive Severance	—	—	962,833	—
Change in Fair Value of Contingent Consideration	337,515	68,006	604,348	(428,480)
Total Operating Expenses	3,703,035	3,035,089	9,674,525	7,864,775
Operating Loss Before Other Expense	(3,703,035)	(3,035,089)	(9,674,525)	(7,864,775)
Other Income (Expense), Net:
Change in Fair Value of Warranty Liability	(1,425,102)	—	(1,425,102)	—
Gain on Forgiveness of Loan	—	—	—	278,190
Interest Income (Expense), Net	7,861	259	9,315	(1,878)
Other Income (Expense), Net	937	—	5,148	—
Total Other Income (Expense), Net	(1,416,304)	259	(1,410,639)	276,312
Net Loss	$(5,119,339)	$(3,034,830)	$(11,085,164)	$(7,588,463)
Net Loss per Common Share - Basic and Diluted	$(6.03)	$(11.34)	$(22.06)	$(35.69)
Weighted Average Shares Outstanding - Basic and Diluted	848,534	267,591	502,436	212,612

Other Comprehensive Loss:
Net Loss	$(5,119,339)	$(3,034,830)	$(11,085,164)	$(7,588,463)
Foreign Currency Translation Adjustments	(38,537)	(44,734)	(176,967)	(59,068)
Comprehensive Loss	$(5,157,876)	$(3,079,564)	$(11,262,131)	$(7,647,531)

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2022 and 2021

(unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2022	7	$—	326,686	$3,266	$135,828,737	$(126,845,174)	$(224,861)	$8,761,968

Stock-Based Compensation	—	—	—	—	130,153	—	—	130,153

Issuance of Common Stock from Public Offering, Net of Offering Costs of $505,020	—	—	592,392	5,924	2,456,914	—	—	2,462,838

Issuance of Series E Preferred Stock from Public Offering, Net of Offering Costs of $136,401	1,280	13	—	—	665,178	—	—	665,191

Conversion of Series E Preferred Stock into common stock	(1,280)	(13)	160,000	1,600	(1,587)	—	—	—

Reclassification of Warrant Liability	—	—	—	—	3,674,791	—	—	3,674,791

Adjustments Due to the Rounding Impact from the Reverse Stock Split for Fractional Shares	—	—	(33)	—	(15,629)	—	—	(15,629)

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(38,537)	(38,537)

Net Loss	—	—	—	—	—	(5,119,339)	—	(5,119,339)

Balance at September 30, 2022	7	$—	1,079,045	$10,790	$142,738,557	$(131,964,513)	$(263,398)	$10,521,436

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2021	4,138	$41	177,448	$1,774	$125,356,091	$(111,662,297)	$(15,136)	$13,680,473

Stock-Based Compensation	—	—	—	—	149,469	—	—	149,469

Conversion of Series C Preferred Stock into Common Stock	(4,092)	(41)	21,313	213	(172)	—	—	—

Issuance of Common Stock from Registered Direct Offering, Net of Offering Costs of $993,666	—	—	116,721	1,167	9,755,181	—	—	9,756,348

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(44,734)	(44,734)

Net Loss	—	—	—	—	—	(3,034,830)	—	(3,034,830)

Balance at September 30, 2021	46	$—	315,482	$3,154	$135,260,569	$(114,697,127)	$(59,870)	$20,506,726

KIORA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2022 and 2021

(unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	7	$—	316,599	$3,166	$135,541,662	$(120,879,349)	$(86,431)	$14,579,048

Stock-Based Compensation	—	—	—	—	417,328	—	—	417,328

Issuance of Common Stock from Panoptes Holdback Shares	—	—	10,087	100	(100)	—	—	—

Issuance of Common Stock from Public Offering, Net of Offering Costs of $505,020	—	—	592,392	5,924	2,456,914	—	—	2,462,838

Issuance of Series E Preferred Stock from Public Offering, Net of Offering Costs of $136,401	1,280	13	—	—	665,178	—	—	665,191

Conversion of Series E Preferred Stock into common stock	(1,280)	(13)	160,000	1,600	(1,587)	—	—	—

Reclassification of Warrant Liability	—	—	—	—	3,674,791	—	—	3,674,791

Adjustments Due to the Rounding Impact from the Reverse Stock Split for Fractional Shares	—	—	(33)	—	(15,629)	—	—	(15,629)

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(176,967)	(176,967)

Net Loss	—	—	—	—	—	(11,085,164)	—	(11,085,164)

Balance at September 30, 2022	7	$—	1,079,045	$10,790	$142,738,557	$(131,964,513)	$(263,398)	$10,521,436

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	4,138	$41	138,910	$1,389	$116,837,777	$(107,108,664)	$(802)	$9,729,741

Stock-Based Compensation	—	—	—	—	629,306	—	—	629,306

Conversion of Series C Preferred Stock into Common Stock	(4,092)	(41)	21,313	213	(172)	—	—	—

Issuance of Common Stock from Warrants, Net	—	—	260	2	49,999	—	—	50,001

Issuance of Common Stock from Private Placement, Net of Offering Costs of $11,142	—	—	38,278	383	7,988,478	—	—	7,988,861

Issuance of Common Stock from Registered Direct Offering, Net of Offering Costs of $993,666	—	—	116,721	1,167	9,755,181	—	—	9,756,348

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(59,068)	(59,068)

Net Loss	—	—	—	—	—	(7,588,463)	—	(7,588,463)

Balance at September 30, 2021	46	$—	315,482	$3,154	$135,260,569	$(114,697,127)	$(59,870)	$20,506,726

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net Loss	$(11,085,164)	$(7,588,463)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	31,324	34,260
Reduction of Right-of-Use Assets	113,574	133,514
Stock-Based Compensation	417,328	629,306
Change in Fair Value of Contingent Consideration	604,348	(428,480)
Change in Fair Value of Warrant Liability	1,425,102	—
Paycheck Protection Program Loan Forgiveness	—	(278,190)
Gain on Disposal of Equipment	(4,211)	—
Changes in Operating Assets and Liabilities:
Prepaid Expenses	342,029	107,940
Tax Receivable	(1,174,109)	(335,096)
Other Assets	2,596	12,826
Accounts Payable	635,153	(9,875)
Lease Liabilities	(124,784)	(133,514)
Accrued Expenses	517,681	100,050
Net Cash Used in Operating Activities	(8,299,133)	(7,755,722)
Investing Activities:
Purchases of Property and Equipment	—	(63,865)
Proceeds on Sale of Equipment	6,375	—
Net Cash Provided by (Used in) Investing Activities	6,375	(63,865)
Financing Activities:
Proceeds from Public Offerings, Net of Offering Costs	5,377,719	17,745,207
Exercise of Warrants	—	50,001
Net Cash Provided by Financing Activities	5,377,719	17,795,208
Effect of Exchange Rate Changes on Cash	(133,998)	(54,371)
Net (Decrease) Increase in Cash	(3,049,037)	9,921,250
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	7,899,690	1,230,677
Cash, Cash Equivalents and Restricted Cash, End of Period	$4,850,653	$11,151,927
Supplemental Disclosures of Noncash Operating and Financing Activities
Creation of Right-of-Use Assets and Related Lease Liabilities	$55,415	$313,312
Conversion of Preferred Stock into Common Stock	$1,600	$213
Amounts Owed for Fractional Shares Related to the Reverse Stock Split in Accounts Payable	$15,629	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

1. Business, Presentation and Recent Accounting Pronouncements

Overview

Kiora Pharmaceuticals, Inc. (“Kiora” or the “Company”) was formed as a Delaware corporation December 28, 2004, as amended. Kiora is a clinical-stage specialty pharmaceutical company developing and commercializing therapies for the treatment of ophthalmic diseases.

Since its inception, Kiora has devoted substantially all its efforts to business planning, research and development, and raising capital.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that Kiora will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2022, Kiora had unrestricted Cash and Cash Equivalents of $4.802 million, and an Accumulated Deficit of $131.965 million. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. Based on the cash on hand as of September 30, 2022, the Company anticipates having sufficient cash to fund planned operations into April 2023, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. To continue development, Kiora will need to raise additional capital through equity financing, license agreements, and/or U.S. government grants. Although historically the Company has been successful at raising capital, most recently raising net proceeds of approximately $5.297 million in a registered direct offering that closed on July 26, 2022, additional capital may not be available on terms favorable to Kiora, if at all. The Company does not know if any future offerings will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The Company’s recurring losses from operations have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Reverse Stock Split

On September 23, 2022, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a one-for-forty (1-for-40) reverse stock split of its outstanding common stock. The Amendment became effective at 12:01 a.m. Eastern Time on September 27, 2022. The Amendment was approved by the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on September 23, 2022, and by the Company’s board of directors.

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

The Amendment provided that, at the effective time of the Amendment, every forty (40) shares of the Company’s issued and outstanding common stock automatically combined into one issued and outstanding share of common stock, without any change in par value per share. The reverse stock split affected all shares of the Company’s common stock outstanding immediately prior to the effective time of the Amendment. As a result of the reverse stock split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, and restricted stock awards issued by the Company and outstanding immediately prior to the effective time of the Amendment, which resulted in a proportionate decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, and restricted stock awards, and, in the case of stock options, a proportionate increase in the exercise price of all such stock options. In addition, the number of shares reserved for issuance under the Company’s equity compensation plans immediately prior to the effective time of the Amendment was reduced proportionately. The reverse stock split did not affect the number of shares or par value of common stock authorized for issuance under the Company’s Amended and Restated Certificate of Incorporation, which remained at 50,000,000 shares.

No fractional shares were issued as a result of the reverse stock split. Stockholders of record who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof. The reverse stock split affected all stockholders proportionately and did not affect any stockholder’s percentage ownership of the Company’s common stock (except to the extent that the reverse stock split results in any stockholder owning only a fractional share). As a result of the reverse stock split, the number of the Company’s outstanding shares of common stock as of September 27, 2022 decreased from 43,163,123 (pre-split) shares to 1,079,045 (post-split) shares.

All share and per share amounts in the accompanying financial statements, related footnotes, and management’s discussion and analysis have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented. While the number of warrants outstanding did not change, the underlying shares did and are presented reflecting the split. The Company’s common stock began trading on The Nasdaq Global Market on a split-adjusted basis when the market opened on September 27, 2022.

Significant Accounting Policies

Warrant Liability

The Company classifies warrants to purchase shares of its common stock as a liability on its consolidated balance sheets when the warrant is a free-standing financial instrument that may require the Company to transfer cash consideration upon exercise and that cash transfer event would be out of the Company’s control. Such a “warrant liability” is initially recorded at fair value on date of grant using the Black-Scholes model, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in the fair value of the warrant are recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company will adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant or meeting the requirements to be reclassified to equity.

For warrants that do not meet the criteria of a liability warrant and are classified on the Company’s consolidated balance sheets as equity instruments, the Company uses the Black-Scholes model to measure the value of the warrants at issuance and then applies the relative fair-value of the equity transaction between common stock, preferred stock and warrants. Common stock, and equity-classified warrants each are considered permanent equity.

Refunds for Research and Development

Kiora, through its Kiora GmbH and Bayon Therapeutics, Inc. subsidiaries, is entitled to receive certain refundable tax incentives associated with its research and development expenses in Austria and Australia. These refunds are realized in the form of a cash payment in the year following the incurred research & development expenses. The Company records the refundable payment as a tax receivable and a reduction in expense in the period in which the research and development expenses are incurred.

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Related-Party Transactions

The Company incurred expenses of approximately $0.125 million for services to a related party vendor Ora, Inc. who is providing the Company with clinical study services for KIO-301.  One of the Company’s directors is an executive at Ora, Inc.  This amount was included in accounts payable at September 30, 2022 and was subsequently paid.

Adoption of Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This guidance removes the liability and equity separation models for convertible instruments with a cash conversion feature or beneficial conversion feature. As a result, companies will more likely account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account). In addition, the guidance simplifies the settlement assessment that issuers perform to determine whether a contract in their own equity qualifies for equity classification. Finally, the guidance requires entities to use the if-converted method to calculate earnings per share for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2022. The adoption of ASU 2020-06 did not have a material effect for the Company.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity(Subtopic 815-40) to clarify an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. Specifically, the ASU provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The guidance is effective for annual reporting periods beginning after December 15, 2021, and interim periods within those fiscal years. The Company adopted ASU 2021-04 on January 1, 2022. The adoption of ASU 2021-04 did not have a material effect for the Company.

In November 2021, the FASB issued ASU 2021-10, which requires business entities to disclose information about certain government assistance they receive. Such disclosure requirements include the nature of the transactions and the related accounting policy used, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item and significant terms and conditions of the transactions. ASU 2021-10 was effective for the Company January 1, 2022. The adoption of ASU 2021-10 did not have a material effect for the Company.

2. Balance Sheet Information

Cash, Cash Equivalents and Restricted Cash

A summary of cash and cash equivalents and restricted cash is as follows:

	September 30, 2022
	(unaudited)	December 31, 2021
Cash and Cash Equivalents	$4,801,616	$7,854,690
Restricted Cash, Non-current	49,037	45,000
Total Cash, Cash Equivalents and Restricted Cash	$4,850,653	$7,899,690

Non-current restricted cash consists of deposits with financial institutions for corporate credit cards.

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following:

	September 30, 2022
	(unaudited)	December 31, 2021
Prepaid Insurance	$97,617	$130,765
Prepaid Research and Development	36,760	319,208
Other	125,628	156,547
Total Prepaid Expenses and Other Current Assets	$260,005	$606,520

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2022
	(unaudited)	December 31, 2021
Executive Severance	$666,784	$200,605
Payroll and Benefits	550,133	737,365
Professional Fees	442,605	194,425
Clinical Trials	124,858	168,785
Other	15,630	28,961
Total Accrued Expenses	$1,800,010	$1,330,141

3. Acquisition

Effective October 21, 2021, the Company acquired all of the capital stock of Bayon Therapeutics, Inc. (“Bayon”), a privately held ophthalmic specialty pharmaceutical company focused on developing light sensitive small molecules.

The fair value of the consideration for the Bayon acquisition as of the acquisition date is comprised of the following:

	Common	Price per
	Shares	Share (a)	Amount
Contingent Consideration at Fair Value			$1,007,556
Cash Consideration			97,066
Kiora Common Stock	844	$80.40	67,934
Total Fair Value of Consideration			1,172,556
(a)	Average closing price of the Company’s common stock for five trading days immediately preceding October 21, 2021.

The former stockholders of Bayon are eligible to receive up to $7.135 million in additional cash or stock payments based on clinical trial and FDA approval milestones for Bayon’s product candidates, as set forth in the Purchase Agreement. Brian M. Strem, Ph.D., our President and Chief Executive Officer and Eric J. Daniels, MD, MBA, our Chief Development Officer, are former shareholders of Bayon, and received 237 and 238 shares of Common Stock, respectively, at the closing of the Bayon acquisition. Bayon shareholders, including Drs. Strem and Daniels, will also be entitled to receive up to approximately $7.135 million in milestone payments, which the Company may elect to pay in cash or in shares.

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

The Company accounted for the Bayon acquisition using the acquisition method of accounting whereby the total purchase price was preliminarily allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The following table summarizes the final fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current Assets	$5,290
Intangible Assets	1,063,000
Goodwill	406,599
Accounts Payable	(36,525)
Deferred Tax Liability	(265,808)
Total Fair Value of Asset and Liabilities Purchased	$1,172,556

As of September 30, 2022, the purchase price allocation for the Bayon acquisition is final. Goodwill represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill is not expected to be tax deductible. As a result of the impairment evaluation of the Company as a single reporting unit, goodwill was considered fully impaired at December 31, 2021.

The acquired intangible assets, which consist solely of in-process R&D, will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval, the intangible assets are then accounted for as finite-lived intangible assets and amortized on a straight-line basis over its estimated useful life.

Consolidated Results

Net loss in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022 includes net losses of Bayon of $0.950 million and $1.399 million, respectively.

4. Fair Value Disclosures

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction to a third party under current market conditions at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value. In connection with a public offering in July 2022, the Company initially recognized a warrant liability that was reclassified to equity in September 2022, as discussed in Note 6. In connection with historical acquisitions, additional consideration may be paid related to the achievement of certain milestones. The following table provides information for liabilities measured at fair value on a recurring basis using Level 3 inputs:

	September 30, 2022
	(unaudited)	December 31, 2021
Contingent Consideration:
Current	313,714	—
Noncurrent	3,339,589	3,048,955
Total Contingent Consideration	$3,653,303	$3,048,955

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

The Company initially values contingent consideration related to business combinations using a probability-weighted calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows for certain milestones. Key assumptions used to estimate the fair value of contingent consideration include projected financial information, market data and the probability and timing of achieving the specific targets as discussed in Note 9. Acquisition. After the initial valuation, the Company generally uses its best estimate to measure contingent consideration at each subsequent reporting period using the following unobservable Level 3 inputs:

	Valuation Technique	Unobservable Inputs	September 30, 2022	December 31, 2021
	Discounted cash flow	Payment discount rate	13.1%	13.1%
Bayon		Payment period	2023 - 2028	2023 - 2028
Panoptes		Payment period	2024 - 2028	2024 - 2028
Jade		Payment period	2026	2026

Bayon	Probability of Success for payment	17% - 67%	12% - 72%
Panoptes	Probability of Success for payment	17% - 36%	17% - 36%
Jade	Probability of Success for payment	55%	47%

Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table resulted is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. The change in fair value of contingent consideration for the three months ended September 20, 2022 and 2021 was $0.338 million and $0.068 million, respectively. The increase in change in fair value of contingent consideration was primarily due to a change in the discount factor and change in discount period. Additionally, a new indication was added for KIO-201 (PCED) which increased the probability of success for the Jade milestone payment by 8%.The change in fair value of contingent consideration of $0.604 million for the nine months ended September 30, 2022, was primarily driven by changes in estimated probabilities of success related to the orphan drug status designation of the Bayon drug candidate which occurred in March 2022. The change in fair value of contingent consideration of $(0.428) million for the nine months ended September 30, 2021 was primarily driven by changes in the estimated probabilities of success derived from an updated industry study published in the first quarter of 2021. The change in fair value of contingent consideration is recorded within operating expenses on the condensed consolidated statements of operation and comprehensive loss.

5. Capital Stock

On January 6, 2021, the Company completed a private placement of 38,278 shares of Common Stock and warrants to purchase up to 38,278 shares of Common Stock at an exercise price of $209.000 per share to an affiliate of Armistice Capital, LLC, with a combined purchase price per share and warrant of $209.000. The total net proceeds from the private placement were approximately $8.000 million. Steven J. Boyd and Keith Maher, each of whom were members of the Company’s board of directors through August 3, 2021, are affiliates of Armistice Capital, LLC, and Mr. Boyd holds voting and investment power over such entity.

In connection with the Company’s acquisition of Panoptes Pharma Ges.m.b.H in December 2020 (“Panoptes Acquisition”), on June 18, 2022, the Company issued an aggregate of 10,086 shares of common stock to former shareholders of Panoptes, which had been held back for a period of eighteen months following the closing of the Panoptes acquisition to satisfy post-closing adjustment and indemnification obligations pursuant to the terms of the Share Purchase Agreement between the Company and the former shareholders of Panoptes.

On July 22, 2022, the Company entered into an underwriting agreement to issue and sell stock and warrants in a public offering (the “Public Offering”). On July 25, 2022, the underwriter fully exercised the option granted by the Company to purchase stock and warrants (the “Option”). On July 26, 2022, the Public Offering closed, and the Company issued and sold (i) 592,392 shares of common stock (the “Common Shares”) (including 98,138 Common Shares sold pursuant to the exercise of the Option), (ii) 1,280 shares of Series E Convertible Preferred Stock (the “Preferred Shares”) convertible into up to 160,000 shares of common stock, (iii) 30,095,697 Class A Warrants (including 3,925,525 Class A Warrants sold pursuant to the exercise of the Option), and (iv) 30,095,697 Class B Warrants (including 3,925,525 Class B Warrants sold pursuant to the exercise of the Option) (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”). Upon exercise, the warrants will convert on a 40 for 1 basis into a total of 1,504,785 common shares. The public offering price of $8.000 per Common Shares, Class A Warrants and Class B Warrants or $1,000 per Preferred Share, 5,000 Class

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

A Warrants and 5,000 Class B Warrants resulted in net proceeds to the Company, of approximately $5.297 million net of underwriting discount and commissions of $0.435 million and expense of $0.277 million.

Each Warrant is exercisable at a price per share of common stock of $8.00. The Class A Warrants will expire on September 23, 2023 and the Class B Warrants will expire on September 23, 2027. The exercise prices of the Warrants are subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. Subject to limited exceptions, a holder of Warrants will not have the right to exercise any portion of its Warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% of the shares of common stock then outstanding. At the holder’s option, upon notice to the Company, the holder may increase or decrease this beneficial ownership limitation not to exceed 9.99% of the shares of Common Stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

During August 2022, all holders of the Series E Preferred Shares issued in the Public Offering, elected to convert their Series E Preferred Shares into 160,000 shares of Common Stock.

The following is a summary of the Company’s reserved common stock as of September 30, 2022:

Warrants	1,662,606
Preferred Stock outstanding	52
Total	1,662,658

6. Warrants

The terms of the Warrants issued as a part of the Public Offering required that the Company obtain shareholder approval for an increase in authorized shares so that sufficient shares of common stock would be available before they became exercisable. Under ASC 480, Distinguishing Liabilities from Equity, the Warrants were classified as liabilities upon issuance. At issuance, the fair value of the Warrants were $2.249 million. On September 15, 2022, the shareholders voted and approved the increase in authorized shares and on September 23, 2022, they voted and approved a reverse stock split.  These approvals resulted in the Warrants becoming exercisable and the fair value of $3.675 million was reclassified to equity. The change in fair value from the issuance date until the date it was reclassified to equity totaled $1.425 million and was included in other income (expense) in the condensed consolidated statement of operations and comprehensive loss.

The fair value of the Warrant liability was determined using the Black-Scholes Option Pricing Model. A summary of the Company’s assumptions used in determining the fair value of the Warrants granted during the Public Offering is shown in the following table.

	Issuance Date	September 23, 2022
Risk-Free Interest Rate	3.50%	3.50%
Stock Price	$6.00	$8.00
Exercise Price	$8.00	$8.00
Expected Life (years)
Class A	1.20	1.00
Class B	2.20	2.00
Expected Stock Price Volatility
Class A	131.83%	157.49%
Class B	110.95%	127.24%

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

The following is a summary of warrant activity for the Company’s equity-classified warrants for the nine months ended September 30, 2022 and 2021:

	Number of Common Shares	Weighted Average	Weighted Average
	Issuable Upon Exercise	Exercise	Remaining
	of Outstanding Warrants	Price	Term in Years
Outstanding at December 31, 2021	168,930	$199.58	3.42
Issued	1,504,786	$8.00	2.82
Expired	(11,110)	$900.00	—
Outstanding at September 30, 2022	1,662,606	$21.50	2.97

Outstanding at December 31, 2020	68,168	$336.13	2.45
Issued	102,474	$135.93	4.93
Expired	(1,452)	$52.50	—
Exercised	(260)	$192.00	1.55
Outstanding at September 30, 2021	168,930	$216.00	3.42

7. Net Loss per Share

Basic net loss per share does not include the weighted-average unvested restricted common stock that has been issued and is subject to forfeiture totaling 2 and 454 shares for the three months ended September 30, 2022 and 2021, respectively and 2 and 454 shares for the nine months ended September 30, 2022 and 2021, respectively. The following is a summary of potential common shares excluded from the calculation of net loss per share because their inclusion would be anti-dilutive as of September 30:

	2022	2021
Warrants	1,662,606	168,930
Employee Stock Options	220,733	11,868
Preferred Stock	52	325
Total	1,883,391	181,123

8. Stock-Based Compensation

2014 Plan

The Company operates an equity-based compensation plan (the “2014 Plan”). The 2014 Plan provides for the granting of stock options (incentive and nonqualified), restricted stock or other stock-based awards to employees, officers, directors, consultants, and advisors. As of September 30, 2022, 220,733 shares of common stock were authorized to be awarded and 204,048 shares were available for awards.

Stock-based compensation expense is presented in the same expense line items as cash compensation paid and for the three and nine months ended September 30 are as follows:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Research and Development	$19,625	$35,552	78,786	176,357
General and Administrative	110,528	113,917	338,542	452,949
Total Stock-Based Compensation Expense	$130,153	$149,469	417,328	629,306

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Stock Options

The Company grants time-based stock options which generally vest one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. The fair value of time-based stock options is determined using the Black-Scholes Option Pricing Model, with such value recognized as expense over the service period, which is typically 3 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the nine months ended September 30, 2022 and 2021 is shown in the following table.

	2022	2021
Risk-Free Interest Rate	2.42%	1.82%
Expected Life (years)	5.00	10.00
Expected Stock Price Volatility	140%	141%
Expected Dividend Yield	—%	—%

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $27.02 and $170.39, respectively. The expected term of the options granted is based on management estimate. Expected volatility is based on the historical volatility of the Company’s peers common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options amounted to $0.429 million as of September 30, 2022 and is expected to be recognized over a weighted average period of approximately 1.80 years.

Following is a summary of stock option activity for the nine months ended September 30, 2022:

			Weighted-Average
	Number of	Weighted- Average	Remaining
	Options	Exercise Price	Term in Years
Outstanding at December 31, 2021	12,952	$426.09	5.46
Granted	6,516	$30.40	—
Expired/Forfeited	(6,818)	$447.05
Outstanding at September 30, 2022	12,650	$210.97	8.52
Exercisable and vested at September 30, 2022	3,868	$540.91	7.09

Outstanding at December 31, 2020	6,249	$840.88	3.40
Granted	6,654	$191.99
Expired/Forfeited	(1,035)	$454.83
Outstanding at September 30, 2021	11,868	$510.74	4.67
Exercisable and vested at September 30, 2021	5,072	$937.37	3.25

The stock options outstanding and exercisable as of September 30, 2022 had no aggregate intrinsic value. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $6.15, the closing price of the Company’s stock on September 30, 2022.

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Restricted Stock Awards

There were no grants of time-based restricted stock awards during the three and nine months ended September 30, 2022. Restricted stock options compensation expense is recognized over the vesting period, which is typically one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. Unamortized expense is nominal. The following is a summary of restricted stock activity for the nine months ended September 30, 2022:

			Weighted- Average
	Number of	Weighted- Average	Remaining
	Units	Grant Date Fair Value	Term in Years
Non-vested at December 31, 2021	376	$261.47	1.09
Vested	(246)	$261.58
Forfeited	(127)	$261.51
Non-vested at September 30, 2022	2	$245.63	0.34

Non-vested Outstanding at December 31, 2020	1,697	$283.23	1.66
Vested	(1,094)	$294.84
Forfeited	(149)	$264.04
Non-vested Outstanding at September 30, 2021	454	$261.54	1.35

Employee Stock Purchase Plan

The Company has a non-qualified Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of the Company’s common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of common stock through payroll deductions at a discounted price. Six month offering periods are made at the Board’s discretion. The ESPP provides for 284 aggregate shares of the Company’s common stock for participants to purchase. As of September 30, 2022, the remaining 191 shares are reserved for future offerings.

9. Commitments and Contingencies

Leases

The Company leases its office facilities as well as other property under operating leases. In February 2022, the Company entered a lease for an office facility in Encinitas, California and took possession of the space May 1, 2022. The Company recorded an ROU asset and lease liability upon lease commencement in May 2022. On May 16, 2022, a nominal short-term lease commenced in Australia. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The remaining lease terms range from less than 0.92 to 1.08 years. The Company’s Waltham, Massachusetts lease ended March 31, 2022.

Total operating lease cost for the three months ended September 30, 2022 and 2021 was $0.039 million, $0.055 million and for the nine months ended was $0.120 million and $0.161 million, respectively, and includes a nominal short term and variable lease cost.

Supplemental cash flow information and non-cash activity related to operating leases for the nine months ended September 30 were as follows:

Cash paid for amounts included in the measurement of lease liabilities:

	2022	2021
Operating cash flows from operating leases	$123,249	$107,672

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Supplemental balance sheet and other information related to operating leases were as follows:

	September 30, 2022	December 31, 2021
Weighted Average Discount Rate	5.31%	5.32%
Weighted Average Remaining Lease Term (years)	0.99	2.1

Future annual minimum lease payments under non-cancellable operating leases as of September 30, 2022 are as follows:

Years Ending December 31,
2022 (remaining months)	$35,290
2023	104,458
Total Lease Liabilities	139,748
Less Amounts Representing Interest	(3,502)
Total	136,246
Less Current Portion	(131,482)
$4,764

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

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

human use. Under the SentrX Agreement, SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified developmental and commercial milestones. The term of the agreement is until the Product is no longer in the commercial marketplace.

On May 1, 2020, we (through our subsidiary, Bayon Therapeutics, Inc.) entered into an agreement with the University of California (“UC”) granting to us the exclusive rights to its pipeline of photoswitch molecules. The agreement requires us to pay an annual fee to UC of $5,000, as well as payments to UC upon the achievement of certain development milestone and royalties based on revenue relating to any product incorporating KIO-301. The Company is obligated to pay royalties on net sales of two percent (2%) of the first $250 million of net sales, one and a quarter percent (1.25%) of net sales between $250 million and $500 million, and one half of one percent (0.5%) of net sales over $500 million. The agreement expires on the date of the last-to-expire patent included in the licensed patent portfolio which is January 2030.

On May 1, 2020, we (through our subsidiary, Bayon Therapeutics, Inc.) entered into an agreement with Photoswitch Therapeutics, Inc. (“Photoswitch”) granting to us access to certain patent applications and IP rights with last-to-expire patent terms of January 2030. The agreement calls for payments to Photoswitch upon the achievement of certain development milestones and upon first commercial sale of the product.

Contingent Consideration

The purchase price of various acquisitions in prior periods included contingent consideration, which consisted of various cash earn-out payments upon the achievement of certain milestones. Below are the maximum obligation payments per the respective agreements and estimated fair value of contingent consideration payments remaining as of September 30, 2022.

	Maximum Obligation	Current Fair
	per Agreements	Value Estimated
Bayon	$7,135,000	$1,149,523
Panoptes	9,500,000	1,746,973
Jade	2,164,451	756,807
	$18,799,451	$3,653,303

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

During July 2022, the Company became aware of an apparent payroll irregularity that occurred in June 2022 and resulting in approximately $0.120 million being paid to unauthorized recipients. The Company promptly retained an independent firm to investigate the irregularity and to review the Company’s internal control over financial reporting in light of the irregularity. The investigation is ongoing.

KIORA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. The Company is in the process of evaluating the impact of the recently enacted law, including whether the Company is subject to the corporate alternative minimum tax. However, the Company does not expect the impact to be material to its Condensed Consolidated Financial Statements.

10. Subsequent Events

In October 2022, a holder exercised class A warrants resulting in the issuance of 65,000 shares of common stock for $0.520 million.

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

Our lead product is KIO-301 with an initial focus on patients with later stages of disease progression due to Retinitis Pigmentosa (any and all sub-forms). KIO-301 is a potential vision-restoring small molecule that acts as a “photoswitch” specifically designed to restore vision in patients with inherited and age-related degenerative retinal diseases. The molecule is specifically designed to restore the eyes’ ability to perceive and interpret light in visually impaired patients. It selectively enters viable downstream retinal ganglion cells (no longer receiving electrical input due to degenerated rods and cones) and is intended to turn them into light sensing cells, capable of signaling the brain as to the presence or absence of light. We have initiated a Phase 1b clinical trial in the third quarter of 2022. On March 17, 2022, we were granted Orphan Drug Designation by the United States (“U.S.”) Food and Drug Administration (“FDA”) for the Active Pharmaceutical Ingredient (“API”) in KIO-301. KIO-301 (formerly known as B-203) was acquired through the Bayon transaction which closed October 21, 2021.

KIO-101 is a product that focuses on patients with Ocular Presentation of Rheumatoid Arthritis (“OPRA”). KIO-101 is a next generation, non-steroidal, immuno-modulatory, small-molecule inhibitor of Dihydroorotate Dehydrogenase (“DHODH”) with what we believe to be best-in-class picomolar potency and a validated immune modulating mechanism designed to overcome the off-target side effects and safety issues associated with commercially available DHODH inhibitors. In a 14-Day GLP intravenous (IV) repeated dose toxicity study in rats, no adverse or test item related effects were observed in any of the tested parameters (mortality, clinical observations, ophthalmoscopy, body weight and food consumption, hematology and coagulation, clinical biochemistry, organ weight, pathology and histopathology) at the highest doses tested (1.0 mg/kg). In the fourth quarter of 2021, we reported topline safety and tolerability data from a Phase 1b proof-of-concept (“POC”) study evaluating KIO-101 in patients with ocular surface inflammation. As a further sign of safety, there were zero clinically significant laboratory (including liver enzymes) findings observed in both healthy patients and those with ocular surface inflammation. We expect to initiate a Phase 2 clinical trial in Q4 of 2022. KIO-101 (formerly known as PP-001) was acquired through the acquisition of Panoptes in the fourth quarter of 2020.

In addition, we are developing KIO-201 for patients with Persistent Corneal Epithelial Defects (PCED), which is an orphan disease and as such, we are currently seeking orphan drug designation. We also are evaluating KIO-201 in patients recovering from surgical wounds, such as those undergoing photorefractive keratectomy (“PRK”) surgery. KIO-201 is a modified form of the natural polymer hyaluronic acid, designed to protect the ocular surface to permit re-epithelialization of the cornea and improve and maintain ocular surface integrity. KIO-201 has unique properties that help hydrate and protect the ocular surface. We are currently evaluating KIO-201 in a Phase 2 clinical trial in patients with PCEDs and expect topline results in Q1 2023. We are in planning stages of a  Phase 3b trial for patients recovering from the laser vision correction procedure PRK and plan to initiate the study before the end of 2023.

Throughout our history, we have not generated significant revenue. We have never been profitable and from inception through September 30, 2022, our losses from operations have aggregated $131.965 million. Our net loss was $11.085 million and $7.588 million for the nine months ended September 30, 2022 and 2021, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our product candidates. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure to support their commercialization including sales, marketing, and distribution functions.

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

Recent Developments

On February 23, 2022, we received a written notification (the “Notice Letter”) from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”), as the closing bid price for our common stock was below the $1.00 per share requirement for the last 30 consecutive business days. The Notice Letter stated that we have 180 calendar days, or until August 22, 2022 (the “Initial Compliance Period”), to regain compliance with the minimum bid price requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days.

On August 23, 2022, Nasdaq notified us in writing (the “Extension Letter”) that while we had not regained compliance with the Bid Price Rule, we were eligible for an additional 180-day compliance period, or until February 20, 2023, to regain compliance with the Bid Price Rule. Nasdaq’s determination was based on our having met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the Bid Price Rule, and on our written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

On October 12, 2022, we received a letter from Nasdaq notifying us that the closing bid price of our common stock had been at $1.00 per share or greater for the last 10 consecutive business days and we had regained compliance with the Bid Price Rule and this matter had been closed.

New Components of results of operations

Other Income (Expense)

Change in fair value of warrant liability. Changes in fair value of warrant liability represent the change in the fair value of outstanding common stock warrants classified as liability awards during the year-to-date period ended September 30, 2022 from the date of issuance until such warrants were reclassified into equity. We used the Black-Scholes pricing model to value the related warrant liability.

New Critical Accounting Estimates

Warrant Liability

Warrants to purchase shares of our common stock may be classified on our condensed consolidated balance sheets as equity or liability. We classify warrants as a liability in our consolidated balance sheets if the warrant is a free-standing financial instrument that may require us to transfer cash consideration upon exercise and that cash transfer event would be out of our control. Such a “warrant liability” is initially recorded at fair value on the date of grant using the Black-Scholes model, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense) in the consolidated statements of operations. We adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant or meeting the requirements to be classified as equity.

Results of Operations

Comparison of Three Months ended, September 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended September 30, :

	2022	2021	Change
Operating Expenses:
General and Administrative	$2,033,367	$1,338,616	$694,751
Research and Development	1,332,153	1,628,467	(296,314)
Change in Fair Value of Contingent Consideration	337,515	68,006	269,509
Total Operating Expenses	3,703,035	3,035,089	667,946
Other Income (Expense), Net	(1,416,304)	259	(1,416,563)
Net Loss	$(5,119,339)	$(3,034,830)	$(2,084,509)

General and Administrative Expenses. The increase of $0.695 million was primarily due to increases in professional fees of $0.506 million for consulting, audit, travel and other office expenses, corporate expenses of $0.182 million, warrant issuance costs of $0.071 million offset by a decrease in personnel related expenses of $0.067 million.

Research and Development Expenses. The decrease of $0.296 million was primarily due to increases in development costs for KIO-301 of $0.892 million and KIO-101 of $0.022 million and research and development refundable credit of $0.921 million offset by decreases in personnel related costs of $0.220 million and development costs for KIO-201 of $0.054 million.

Change in Fair Value of Contingent Consideration. The increase of $0.270 million was primarily due to a change in the discount factor and in the discount period. Additionally, a new indication was added for KIO-201 (PCED) which increased the probability of success for the Jade milestone payment by 8%.

Other Income (Expense), Net. The increase of $1.417 million was primarily due to a change in fair value of Warrant liability. The change in fair value of the Warrant liability between issuance and reclassification to equity was $1.425 million in expense and was primarily due to a change in our stock price.

Comparison of Nine Months ended, September 30, 2022 and 2021

The following table summarizes the results of our operations for the nine months ended September 30, :

	2022	2021	Change
Operating Expenses:
General and Administrative	$5,500,036	$3,944,624	$1,555,412
Research and Development	2,607,308	4,348,631	(1,741,323)
Executive Severance	962,833	—	962,833
Change in Fair Value of Contingent Consideration	604,348	(428,480)	1,032,828
Total Operating Expenses	9,674,525	7,864,775	1,809,750
Other Income (Expense), Net	(1,410,639)	276,312	(1,686,951)
Net Loss	$(11,085,164)	$(7,588,463)	$(3,496,701)

General and Administrative Expenses. The increase of $1.555 million was primarily due to increases in professional fees of $1.257 million for consulting, audit and legal related costs, travel and other office expense, corporate expenses of $0.392 million and warrant issuance costs of $0.071 million offset by a decrease in personnel related expenses of $0.168 million.

Research and Development Expenses. The decrease of $1.741 million was primarily due to a decrease in development costs for KIO-101 of $0.745 million and KIO-201 of $0.517 million, personnel related costs of $0.638 million and research cost of $0.084 million offset by increases in development costs for KIO-301 of $0.999 million and research and development refundable credit of $0.754 million.

Executive Severance. The increase was due primarily to an accrual for the severance agreement with the Company’s former Chief Executive Officer.

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration of $1.033 million for the nine months ended September 30, 2022, was primarily driven by changes in estimated probabilities of success related to the orphan drug status designation of the Bayon drug candidate which occurred in March of 2022. The change in fair value of contingent consideration of $0.484 million for the nine months ended September 30, 2021 was primarily driven by changes in the estimated probabilities of success derived from an updated industry study published in the first quarter of 2021.

Other Income (Expense), Net. The increase of $1.687 million was primarily due to a change in fair value of Warrant liability. The change in fair value of the Warrant liability between issuance and reclassification to equity was $1.425 million in expense and was primarily due to a change in our stock price. This was compared to a $0.276 million gain in 2021 resulting from the full forgiveness of the PPP loan.

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

If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us. Although historically the Company has been successful at raising capital, most recently raising net proceeds of approximately $5.297 million in a registered direct offering that closed on July 26, 2022, net of underwriting discount and commissions of $0.435 million and expense of $0.277 million. Additional capital may not be available on terms favorable to Kiora, if at all. The Company does not know if any future offerings will succeed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. These conditions raise substantial doubt about our ability to continue as a going concern. We will need to generate significant revenue to achieve profitability, and we may never do so.

Information regarding cash flows

As of September 30, 2022, we had unrestricted cash and cash equivalents totaling $4.802 million and restricted cash totaling $0.049 million for a total of $4.851 million compared to $7.900 million at December 31, 2021. The following table sets forth the primary uses of cash for the nine months ended September 30,:

	2022	2021
Net Cash Used in Operating Activities	$(8,299,133)	$(7,755,722)
Net Cash Provided by (Used in) Investing Activities	$6,375	$(63,865)
Net Cash Provided by Financing Activities	$5,377,719	$17,795,208

Operating Activities. Net cash used in operating activities increased $0.543 million primarily due to research and development activities.

Investing Activities. The increase in cash from investing activities is due to a sale of an asset in 2022 as opposed to assets acquired in 2021.

Financing Activities. The decrease in cash from financing activities is due to receiving net proceeds of approximately $5.297 million in a public offering that closed on July 26, 2022 compared to receiving net proceeds of $9.756 million from the completion of a 2021 registered direct offering, as well as net proceeds of $8.000 million from the completion of a 2021 private placement.

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

Based on our cash on hand at September 30, 2022, we believe we will have sufficient cash to fund planned operations into April 2023. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although historically we have been successful at raising capital, most recently raising net proceeds of approximately $5.297 million in a registered direct offering that closed on July 26, 2022, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Reverse Stock Split

On September 23, 2022, we filed a Certificate of Amendment to our Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a one-for-forty (1-for-40) reverse stock split of our outstanding common stock. The Amendment became effective at 12:01 a.m. Eastern Time on September 27, 2022. The Amendment was approved by our stockholders at our 2022 Annual Meeting of Stockholders held on September 23, 2022, and by our board of directors.

The Amendment provided that, at the effective time of the Amendment, every forty (40) shares of our issued and outstanding common stock automatically combined into one issued and outstanding share of common stock, without any change in par value per share. The reverse stock split affected all shares of our common stock outstanding immediately prior to the effective time of the Amendment. As a result of the reverse stock split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, and restricted stock awards issued and outstanding immediately prior to the effective time of the Amendment, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options, and restricted stock awards, and, in the case of stock options, a proportionate increase in the exercise price of all such stock options. In addition, the number of shares reserved for issuance under our equity compensation plans immediately prior to the effective time of the Amendment was reduced proportionately. The reverse stock split did not affect the number of shares of common stock authorized for issuance under our Restated Certificate of Incorporation, which remained at 50,000,000 shares.

No fractional shares were issued because of the reverse stock split. Stockholders of record who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof. The reverse stock split affected all stockholders proportionately and did not affect any stockholder’s percentage ownership of our common stock (except to the extent that the reverse stock split results in any stockholder owning only a fractional share). As a result of the reverse stock split, the number of our outstanding shares of common stock as of September 27, 2022 decreased from 43,163,123 (pre-split) shares to 1,079,045 (post-split) shares.

All share and per share amounts in the accompanying financial statements, related footnotes, and management’s discussion and analysis have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented. Our common stock began trading on The Nasdaq Capital Market on a split-adjusted basis when the market opened on September 27, 2022.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

This Report includes the certifications of our Chief Executive Officer (who is our principal executive officer) and our Executive Vice President of Finance (who serves as our principal financial / accounting officer) required by Rule 13a-14 of the Exchange Act. See Exhibit 31.1. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Executive Vice President of Finance, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our Chief Executive Officer and Executive Vice President of Finance, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above and material weaknesses identified in our Form 10-K/A as of December 31, 2021, our Chief Executive Officer and Executive Vice President of Finance have concluded that they believe that our disclosure controls and procedures were not effective as of the end of the period covered by this report and have made changes to address the material weaknesses identified.

Changes in Internal Control over Financial Accounting and Reporting

Our management, with the participation of the Chief Executive Officer and Executive Vice President of Finance, have evaluated whether any change in our internal control over financial accounting and reporting occurred during the three months ended September 30, 2022 and concluded that changes did occur. These changes were made to address the material weaknesses identified in the Form 10-K/A as of December 31, 2021. We have identified and implemented and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The following changes are underway.

●	We hired consultants who began working with the company in March 2022 and we are in the process of hiring additional full time resources with the appropriate levels of experience and reallocated responsibilities across the team.
●	During September 2022, we hired Melissa Tosca as Executive Vice President of Finance, who now serves as our principal financial and accounting officer. In connection with Ms. Tosca’s appointment, we were able to reduce our reliance on outside consultants for accounting and reporting functions and utilize those resources on a more strategic basis.
●	We are in the process of performing a detailed financial reporting risk assessment to identify areas that require improvement and are currently implementing changes to address these areas.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

While we are not currently a party to any legal proceedings as of September 30, 2022, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.

Item 1A.    Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factor below in this Item 1A as well as the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2021 and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, each of which is incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described herein and in those filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as disclosed below in this Item 1A, we do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

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

Date: November 9, 2022	By:	/s/ Brian M. Strem, Ph.D.
President and Chief Executive Officer
(Principal executive officer)

Date: November 9, 2022	By:	/s/ Melissa Tosca
Executive Vice President of Finance
(Principal financial and accounting officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit
Number	Description of Exhibit
3.1

Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, dated July 22, 2022 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2022).

3.2	Third Amended and Restated Bylaws of Kiora Pharmaceuticals, Inc (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2022).

3.3

Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 26, 2022).

4.1	Form of Class A Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2022).

4.2	Form of Class B Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2022).

4.3

Warrant Agency Agreement by and between the Registrant and VStock Transfer, LLC, dated July 22, 2022 (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2022).

10.1#

Kiora Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 15, 2022).

10.2#	Offer Letter by and between the Registrant and Melissa Tosca (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2022)

31.1	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
#	Management contract or compensatory plan or arrangement.
**

This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act.