Form 10-Q
period 2023-03-31
KIORA PHARMACEUTICALS INC
filed 2023-05-09
CIK 1372514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(858) 224-9600
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
☐ Yes ☒ No
On May 5, 2023, there were 2,024,270 shares of the registrant’s common stock outstanding.

KIORA PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Period Ended March 31, 2023

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations, and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•the timing and success of preclinical studies and clinical trials conducted by us and our development partners;
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
•regulatory developments in the U.S. and foreign countries;
•our ability to obtain and maintain intellectual property protection for our product candidates;
•the anticipated trends and challenges in our business and the market in which we operate; and
•the impact of the evolving COVID-19 pandemic and the global response thereto.
We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 23 of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 23, 2023, or the Annual Report. You should carefully review all these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.

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
Kiora Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,426,067	$5,964,556
Prepaid Expenses and Other Current Assets	488,950	343,069
Tax Receivables	1,702,967	1,373,041
Total Current Assets	5,617,984	7,680,666
Non-Current Assets:
Property and Equipment, Net	51,349	55,177
Restricted Cash	4,185	49,260
Intangible Assets and In-Process R&D, Net	10,736,914	10,743,164
Operating Lease Assets with Right-of-Use	84,499	116,992
Other Assets	32,669	33,000
Total Assets	$16,527,600	$18,678,259
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$587,473	$1,008,262
Accrued Expenses	1,181,722	1,835,934
Operating Lease Liabilities	73,289	105,782
Contingent Consideration, short-term	313,299	322,385
Total Current Liabilities	2,155,783	3,272,363
Non-Current Liabilities:
Contingent Consideration	3,527,187	3,309,175
Deferred Tax Liability	689,121	689,121
Total Non-Current Liabilities	4,216,308	3,998,296
Total Liabilities	6,372,091	7,270,659
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding; 10,000 designated Series B, 0 shares issued and outstanding; 10,000 shares designated Series C, 0 shares issued and outstanding; 20,000 shares designated Series D, 7 shares issued and outstanding; 1,280 shares designated Series E, 0 shares issued and outstanding	—	—
Common Stock, $0.01 Par Value: 50,000,000 shares authorized; 1,919,270 and 1,796,472 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	19,214	17,986
Additional Paid-In Capital	146,683,202	146,035,314
Accumulated Deficit	(136,331,495)	(134,462,959)
Accumulated Other Comprehensive Loss	(215,412)	(182,741)
Total Stockholders’ Equity	10,155,509	11,407,600
Total Liabilities and Stockholders’ Equity	$16,527,600	$18,678,259
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Expenses:
General and Administrative	$1,269,458	$1,664,791
Research and Development	438,283	707,928
Executive Severance	—	962,833
Change in Fair Value of Contingent Consideration	208,926	233,890
Total Operating Expenses	1,916,667	3,569,442
Operating Loss	(1,916,667)	(3,569,442)
Other Income, Net:
Gain on Disposal of Fixed Assets	—	4,211
Interest Income, Net	33,465	217
Other Income, Net	14,666	—
Total Other Income, Net	48,131	4,428
Net Loss	$(1,868,536)	$(3,565,014)
Net Loss per Common Share - Basic and Diluted	$(1.00)	$(11.27)
Weighted Average Shares Outstanding - Basic and Diluted	1,863,466	316,379

Other Comprehensive Loss:
Net Loss	$(1,868,536)	$(3,565,014)
Foreign Currency Translation Adjustments	(32,671)	27,839
Comprehensive Loss	$(1,901,207)	$(3,537,175)

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2023 and 2022
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	7	$—	1,796,472	$17,986	$146,035,314	$(134,462,959)	$(182,741)	$11,407,600

Stock-Based Compensation	—	—	—	—	135,941	—	—	135,941

Issuance of Common Stock from Private Placement, Net of Offering Costs of $84,285	—	—	52,798	528	115,187	—	—	115,715

Issuance of Common Stock from ELOC Purchases	—	—	20,000	200	98,760	—	—	98,960

Issuance of Common Stock from Warrant Exercises	—	—	50,000	500	298,000	—	—	298,500

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(32,671)	(32,671)

Net Loss	—	—	—	—	—	(1,868,536)	—	(1,868,536)

Balance at March 31, 2023	7	$—	1,919,270	$19,214	$146,683,202	$(136,331,495)	$(215,412)	$10,155,509

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	7	$—	316,599	$3,166	$135,541,662	$(120,879,349)	$(86,431)	$14,579,048

Stock-Based Compensation	—	—	—	—	215,921	—	—	215,921

Foreign Currency Translation Adjustment	—	—	—	—	—	—	27,839	27,839

Net Loss	—	—	—	—	—	(3,565,014)	—	(3,565,014)

Balance at March 31, 2022	7	$—	316,599	$3,166	$135,757,583	$(124,444,363)	$(58,592)	$11,257,794

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net Loss	$(1,868,536)	$(3,565,014)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization of Intangible Assets	10,078	10,773
Reduction of Right-of-Use Assets	32,778	51,102
Stock-Based Compensation	135,941	215,921
Change in Fair Value of Contingent Consideration	208,926	233,890
Gain on Disposal of Equipment	—	(4,211)
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	(146,838)	(323,825)
Tax Receivables	(332,288)	(33,497)
Other Assets	430	(10,856)
Accounts Payable	(355,628)	141,641
Operating Lease Liabilities	(32,779)	(51,102)
Accrued Expenses	(721,678)	502,792
Net Cash Used in Operating Activities	(3,069,594)	(2,832,386)
Investing Activities:
Proceeds on Sale of Equipment	—	6,375
Net Cash Provided by Investing Activities	—	6,375
Financing Activities:
Proceeds from Private Placement, Net of Offering Costs	115,715	—
Proceeds from ELOC Purchases	98,960	—
Exercise of Warrants	298,500	—
Net Cash Provided by Financing Activities	513,175	—
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(27,145)	38,675
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(2,583,564)	(2,787,336)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	6,013,816	7,899,690
Cash, Cash Equivalents and Restricted Cash, End of Period	$3,430,252	$5,112,354

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2023
1. Business, Presentation and Recent Accounting Pronouncements
Overview
Kiora Pharmaceuticals, Inc. (“Kiora” or the “Company”) was formed as a Delaware corporation on December 28, 2004. Kiora is a clinical-stage specialty pharmaceutical company developing and commercializing therapies for the treatment of ophthalmic diseases.
Since its inception, Kiora has devoted substantially all its efforts to business planning, research and development, and raising capital.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes previously distributed in the Company’s 2022 Annual Report on Form 10-K dated March 23, 2023. The balance sheet as of December 31, 2022 was derived from audited consolidated financial statements of the Company but does not include all the disclosures required by U.S. GAAP.
Reverse Stock Split
On September 23, 2022, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a one-for-forty (1-for-40 ) reverse stock split of its outstanding common stock. The Amendment was approved by the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on September 23, 2022, and by the Company’s board of directors. The amendment became effective on September 27, 2022.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2023
All share and per share amounts in the accompanying condensed consolidated financial statements, related footnotes, and management’s discussion and analysis have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented. While the number of warrants outstanding did not change, the underlying shares did and are presented reflecting the split. The Company’s common stock began trading on The Nasdaq Capital Market on a split-adjusted basis when the market opened on September 27, 2022.
Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming that Kiora will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2023, Kiora had unrestricted Cash and Cash Equivalents of $3.4 million, and an Accumulated Deficit of $136.3 million. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. Based on the cash on hand as of March 31, 2023, the Company anticipates having sufficient cash to fund planned operations into July 2023, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. To continue development, Kiora will need to raise additional capital through equity financing, license agreements, and/or grants. Although historically the Company has been successful at raising capital, most recently raising net proceeds of approximately $0.1 million in a private placement offering that closed on February 3, 2023 as well as an equity line of credit that provides up to $10.0 million (subject to certain limitations), additional capital may not be available on terms favorable to Kiora, if at all. The Company does not know if any future offerings will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The factors described above have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
Significant Accounting Policies
Refunds for Research and Development
Kiora, through its Kiora Pharmaceuticals GmbH and Kiora Pharmaceuticals Pty Ltd subsidiaries, is entitled to receive certain refundable tax incentives associated with its research and development expenses in Austria and Australia, respectively. These refunds are realized in the form of a cash payment in the year following the incurred research and development expenses. The Company records estimates of the refundable payment as a tax receivable and a reduction in expense in the period in which the research and development expenses are incurred.
Related-Party Transactions
The Company made payments totaling approximately $0.1 million for services to a related party vendor Ora, Inc. who is providing the Company with clinical study services for KIO-301. One of the Company’s directors is an executive at Ora, Inc.
Adoption of Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This guidance removes the liability and equity separation models for convertible instruments with a cash conversion feature or beneficial conversion feature. As a result, companies will more likely account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account). In addition, the guidance simplifies the settlement assessment that issuers perform to determine whether a contract in their own equity qualifies for equity

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2023
classification. Finally, the guidance requires entities to use the if-converted method to calculate earnings per share for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2022. The adoption of ASU 2020-06 did not have a material effect for the Company.
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) to clarify an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. Specifically, the ASU provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The guidance is effective for annual reporting periods beginning after December 15, 2021, and interim periods within those fiscal years. The Company adopted ASU 2021-04 on January 1, 2022. The adoption of ASU 2021-04 did not have a material effect for the Company.
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
2. Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
A summary of cash and cash equivalents and restricted cash is as follows:

	March 31, 2023	December 31, 2022
Cash and Cash Equivalents	$3,426,067	$5,964,556
Restricted Cash, Non-current	4,185	49,260
Total Cash, Cash Equivalents and Restricted Cash	$3,430,252	$6,013,816
Non-current restricted cash consists of deposits with financial institutions for corporate credit cards.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	March 31, 2023	December 31, 2022
Prepaid Insurance	$28,442	$117,315
Prepaid Research and Development	371,607	128,429
Other	88,901	97,325
Total Prepaid Expenses and Other Current Assets	$488,950	$343,069

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2023
Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
Payroll and Benefits	$860,050	$1,312,443
Professional Fees	175,972	282,721
Clinical Trials	75,814	57,020
Other	69,886	183,750
Total Accrued Expenses	$1,181,722	$1,835,934
3. Fair Value Disclosures
Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction to a third party under current market conditions at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value. In connection with historical acquisitions, additional consideration may be paid related to the achievement of certain milestones and such contingent consideration is required by U.S. GAAP to be presented at fair value. The following table provides information for liabilities measured at fair value on a recurring basis using Level 3 inputs:

	March 31, 2023	December 31, 2022
Contingent Consideration:
Current	313,299	322,385
Non-current	3,527,187	3,309,175
Total Contingent Consideration	$3,840,486	$3,631,560
The Company initially values contingent consideration related to business combinations using a probability-weighted calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows for certain milestones. Key assumptions used to estimate the fair value of contingent consideration include projected financial information, market data and the probability and timing of achieving the specific milestones. After the initial valuation, the Company generally uses its best estimate to measure contingent consideration at each subsequent reporting period using the following unobservable Level 3 inputs:

	Valuation Technique	Unobservable Inputs	March 31, 2023	December 31, 2022
	Discounted cash flow	Payment discount rate	13.4%	14.7%
Bayon		Payment period	2023 - 2028	2023 - 2028
Panoptes		Payment period	2024 - 2028	2024 - 2028
Jade		Payment period	2026	2026
Bayon		Probability of success for payment	17% - 67%	17% - 67%
Panoptes		Probability of success for payment	17% - 36%	17% - 36%
Jade		Probability of success for payment	56%	56%
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. The change in fair value of contingent consideration of $0.2 million for the three months ended March 31, 2023, was primarily driven by a decreased

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2023
discount rate. The change in fair value of contingent consideration of $0.2 million for the three months ended March 31, 2022 was primarily driven by changes in estimated probabilities of success related to the orphan drug status designation of the Bayon drug candidate which occurred in March 2022. The change in fair value of contingent consideration is recorded within operating expenses on the accompanying condensed consolidated statements of operation and comprehensive loss.
4. Capital Stock
In connection with the Company’s acquisition of Panoptes Pharma GmbH (“Panoptes”) in December 2020, on June 18, 2022, the Company issued an aggregate of 10,086 shares of common stock to former shareholders of Panoptes, which had been held back for a period of eighteen months following the closing of the Panoptes acquisition to satisfy post-closing adjustment and indemnification obligations pursuant to the terms of the Share Purchase Agreement between the Company and the former shareholders of Panoptes.
On July 22, 2022, the Company entered into an underwriting agreement to issue and sell stock and warrants in a public offering (the “Public Offering”). On July 25, 2022, the underwriter fully exercised the option granted by the Company to purchase stock and warrants (the “Option”). On July 26, 2022, the Public Offering closed, and the Company issued and sold (i) 592,392 shares of common stock (the “Common Shares”) (including 98,138 Common Shares sold pursuant to the exercise of the Option), (ii) 1,280 shares of Series E Convertible Preferred Stock (the “Preferred Shares”) convertible into up to 160,000 shares of common stock, (iii) 30,095,697 Class A Warrants (including 3,925,525 Class A Warrants sold pursuant to the exercise of the Option), and (iv) 30,095,697 Class B Warrants (including 3,925,525 Class B Warrants sold pursuant to the exercise of the Option) (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”). Upon exercise, the warrants will convert on a 40 for 1 basis into a total of 1,504,785 common shares. The public offering price of $8.00 per Common Share, Class A Warrants and Class B Warrants or $1,000 per Preferred Share, 5,000 Class A Warrants and 5,000 Class B Warrants resulted in net proceeds to the Company, of approximately $5.3 million net of underwriting discount and commissions of $0.4 million and expense of $0.3 million.
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
On February 3, 2023, the Company completed a private placement with Lincoln Park Capital, LLC ("Lincoln Park") for 52,798 shares of common stock and warrants to purchase up to 105,596 shares of common stock. The total net proceeds from the private placement were approximately $0.1 million. The warrants have an exercise price of $3.538 per share, subject to adjustments as provided under the terms of the warrants, and will be exercisable on the six-month anniversary of the closing date. The warrants are exercisable for five years from the issuance date.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2023
On February 3, 2023, the Company also entered into a purchase agreement with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock (subject to certain limitations), from time to time and at the Company's sole discretion over the term of the purchase agreement. On February 22, 2023, the Company completed its first issuance under this agreement for a total of 20,000 shares sold to Lincoln Park for proceeds of $0.1 million (Note 9).
5. Warrants
The following is a summary of warrant activity for the Company’s equity-classified warrants for the three months ended March 31, 2023:

	Number of Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2022	1,597,606	$21.22	3.07
Issued	105,596	$3.54	5.00
Exercised	(50,000)	$5.97
Outstanding at March 31, 2023	1,653,202	$20.55	3.01
6. Net Loss per Share - Basic and Diluted
Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the time period, which for basic net loss per share, does not include the weighted-average unvested restricted common stock that has been issued and is subject to forfeiture totaling 70,550 and 220 shares for the three months ended March 31, 2023 and 2022, respectively.
Dilutive common equivalent shares consist of stock options, warrants, and preferred stock and are calculated using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants. Common equivalent shares do not qualify as participating securities. In periods where the Company records a net loss unvested restricted common stock and potential common stock equivalents are not included in the calculation of diluted net loss per share as their effect would be anti-dilutive. The following is a summary of potential common shares excluded from the calculation of net loss per share as of March 31:

	2023	2022
Common Stock Warrants	1,653,202	168,932
Employee Stock Options	211,578	16,954
Restricted Stock	70,550	220
Preferred Stock	52	2
Common Stock Reserved for Future Issuance	11,366	—
Total Shares of Common Stock Issuable	1,946,748	186,108
7. Stock-Based Compensation
Equity Incentive Plans
In 2005, the Company approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the granting of stock options (incentive and nonqualified), restricted stock or other stock-based awards to

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2023
employees, officers, directors, consultants, and advisors. During 2010, the maximum number of shares of Common Stock that may be issued pursuant to the 2005 Plan was increased to 59,414 shares. The Board of Directors (the “Board”) is responsible for administration of the 2005 Plan. The Company’s Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted to any officer, employee, consultant, or director at an exercise price per share of not less than the par value per share. Following adoption of the 2014 Equity Incentive Plan (the “2014 Plan”), no further grants were made under the 2005 Plan. General terms of the 2014 Plan remain the same as that of the 2005 plan.
The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”), and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. In January 2023, the number of shares of common stock issuable under the 2014 Plan automatically increased by 76,632 shares pursuant to the terms of the 2014 Plan. As of March 31, 2023, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan was 297,363 of which 11,175 shares were available for awards.
Stock-based compensation expense is presented in the same expense line items as cash compensation paid and for the three months ended March 31 is as follows:

	Three months ended March 31
	2023	2022
Research and Development	$64,687	$32,620
General and Administrative	71,254	183,301
Total Stock-Based Compensation Expense	$135,941	$215,921
Stock Options
The Company grants time-based stock options which generally vest one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. The fair value of time-based stock options is determined using the Black-Scholes Option Pricing Model, with such value recognized as expense over the service period, which is typically three years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the three months ended March 31, 2023 and 2022 is shown in the following table.

	Three months ended March 31
	2023	2022
Risk-Free Interest Rate	4.26%	2.42%
Expected Life (years)	5.00	5.00
Expected Stock Price Volatility	142%	140%
Expected Dividend Yield	—%	—%
The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 and 2022 was $3.83 and $30.42, respectively. The expected term of the options granted is based on management's estimate. Expected volatility is based on the historical volatility of the Company’s peers common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options amounted to $1.1 million as of March 31, 2023 and is expected to be recognized over a weighted average period of approximately 2.24 years.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2023
Following is a summary of stock option activity for the three months ended March 31, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term in Years
Outstanding at December 31, 2022	84,751	$36.92	9.59
Granted	126,900	$3.83
Expired	(44)	$295.00
Forfeited	(29)	$—
Outstanding at March 31, 2023	211,578	$17.01	9.69
Exercisable and vested at March 31, 2023	7,499	$306.00	7.62
The stock options outstanding and exercisable as of March 31, 2023 had no aggregate intrinsic value. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $3.34, the closing price of the Company’s stock on March 31, 2023.
Restricted Stock Awards
Restricted stock compensation expense is recognized over the vesting period, which is typically one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. Unamortized compensation expense related to the restricted stock awards amounted to $0.3 million as of March 31, 2023 and is expected to be recognized over a weighted average period of approximately 2.76 years. The following is a summary of restricted stock activity for the three months ended March 31, 2023:

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Term in Years
Non-vested Outstanding at December 31, 2022	30,000	$6.78	2.79
Awarded	40,550	$3.83
Released	0	$—
Forfeited	0	$—
Non-vested Outstanding at March 31, 2023	70,550	$5.08	2.76
Employee Stock Purchase Plan
The Company has a non-qualified Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of the Company’s common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of common stock through payroll deductions at a discounted price. Six month offering periods are made at the Board’s discretion. The ESPP provides for 284 aggregate shares of the Company’s common stock for participants to purchase. As of March 31, 2023 and 2022, the remaining shares reserved for future offerings was 191.
8. Commitments and Contingencies
Leases
The Company leases its office facilities as well as other property under operating leases. In February 2022, the Company entered a lease for an office facility in Encinitas, California and took possession of the space May 1, 2022. The Company recorded an ROU asset and lease liability upon lease commencement in May 2022. On May 16, 2022, a nominal short-term lease commenced in Australia. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The remaining

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2023
lease terms range from less than 0.42 to 0.58 years. The Company’s Waltham, Massachusetts lease ended March 31, 2022.
Total operating lease cost for the three months ended March 31, 2023 and 2022 was $30,000 and $55,000, respectively and includes a nominal short-term and variable lease cost.
Future annual minimum lease payments under non-cancellable operating leases as of March 31, 2023 are as follows:

Years Ending December 31,
2023 (remaining months)	$74,074
Total Lease Liabilities	74,074
Less Amounts Representing Interest	(785)
Total	73,289
Less Current Portion	(73,289)
$—
License and Exclusive Rights Agreements
The Company is a party to seven license agreements as described below. These license agreements require the Company to pay or receive royalties or fees to or from the licensor based on revenue or milestones related to the licensed technology.
On July 2, 2013, the Company (through its subsidiary, Kiora Pharmaceuticals, GmbH) entered into a patent and know-how assignment agreement with 4SC Discovery GmbH (“4SC”) transferring to the Company all patent rights and know-how to the compound KIO-101. The Company is responsible for paying royalties of 3.25% on net sales of KIO-101.
On July 2, 2013, the Company (through its subsidiary, Kiora Pharmaceuticals, GmbH) entered into an out-license agreement with 4SC granting 4SC the exclusive worldwide right to commercialize the compound KIO-101 for rheumatoid arthritis and inflammatory bowel disease, including Crohn’s Disease and Ulcerative Colitis. The Company is eligible to receive milestone payments totaling up to €155 million, upon and subject to the achievement of certain specified developmental and commercial milestones. The Company has not received any milestones payments from 4SC. In addition, the Company is eligible to receive royalties of 3.25% on net sales of KIO-101.
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
On November 17, 2014, the Company (through its subsidiary Kiora Pharmaceuticals GmbH) entered into an intellectual property and know-how licensing agreement with Laboratoires Leurquin Mediolanum S.A.S. (“Mediolanum”) for the commercialization of KIO-101 (the “Mediolanum agreement”) in specific territories. Under the Mediolanum agreement, the Company out-licensed rights to commercialize KIO-101 for uveitis, dry eye and viral conjunctivitis in Italy, and France. This Agreement was amended on December 10, 2015 to also include Belgium and The Netherlands. Under the Mediolanum Agreement, Mediolanum is obligated to pay up to approximately €20 million in development and commercial milestones and a 7% royalty on net sales of KIO-101 in the territories through the longer of the expiry of the valid patents covering KIO-101 or 10 years from the first commercial sale. The royalty is reduced to 5% after patent expiry.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2023
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
On May 1, 2020, the Company (through its subsidiary, Bayon Therapeutics, Inc.) entered into an agreement with the University of California (“UC”) granting to the Company the exclusive rights to its pipeline of photoswitch molecules. The agreement requires the Company to pay an annual fee to UC of $5,000, as well as payments to UC upon the achievement of certain development milestone and royalties based on revenue relating to any product incorporating KIO-301. The Company is obligated to pay royalties on net sales of two percent (2%) of the first $250 million of net sales, one and a quarter percent (1.25%) of net sales between $250 million and $500 million, and one half of one percent (0.5%) of net sales over $500 million. The agreement expires on the date of the last-to-expire patent included in the licensed patent portfolio which is January 2030.
On May 1, 2020, the Company (through our subsidiary, Bayon Therapeutics, Inc.) entered into an agreement with Photoswitch Therapeutics, Inc. (“Photoswitch”) granting to the Company access to certain patent applications and IP rights with last-to-expire patent terms of January 2030. The agreement calls for payments to Photoswitch upon the achievement of certain development milestones and upon first commercial sale of the product.
Contingent Consideration
The purchase price of various acquisitions in prior periods included contingent consideration, which consisted of various cash earn-out payments upon the achievement of certain milestones. Below are the maximum obligation payments per the respective agreements and estimated fair value of contingent consideration payments remaining as of March 31, 2023.

	Maximum Obligation per Agreements	Current Fair Value Estimated
Bayon	$7,135,000	$1,195,124
Panoptes	9,500,000	1,847,408
Jade	2,164,451	797,954
	$18,799,451	$3,840,486
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2023
losses, including loss or damage to property, bodily injury, general commercial liability, professional errors and omissions and medical malpractice.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. The Company is in the process of evaluating the impact of the recently enacted law, including whether the Company is subject to the corporate alternative minimum tax. However, the Company does not expect the impact to be material to its accompanying condensed consolidated financial statements.
9. Subsequent Events
In April 2023, the Company completed multiple issuances under the terms of the February 3, 2023 purchase agreement with Lincoln Park for a total of 105,000 shares sold to Lincoln Park for proceeds of $0.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 23 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 23, 2023. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Quarterly Report on Form 10-Q.
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
KIO-101 is a product that focuses on patients with Ocular Presentation of Rheumatoid Arthritis (“OPRA”). KIO-101 is a next generation, non-steroidal, immuno-modulatory, small-molecule inhibitor of Dihydroorotate Dehydrogenase (“DHODH”) with what we believe to be best-in-class picomolar potency and a validated immune modulating mechanism designed to overcome the off-target side effects and safety issues associated with commercially available DHODH inhibitors. In a 14-Day GLP intravenous ("IV") repeated dose toxicity study in rats, no adverse or test item related effects were observed in any of the tested parameters (mortality, clinical observations, ophthalmoscopy, body weight and food consumption, hematology and coagulation, clinical biochemistry, organ weight, pathology and histopathology) at the highest doses tested (1.0 mg/kg). In the fourth quarter of 2021, we reported topline safety and tolerability data from a Phase 1b proof-of-concept (“POC”) study evaluating KIO-101 in patients with ocular surface inflammation. As a further sign of safety, there were zero clinically significant laboratory (including liver enzymes) findings observed in both healthy patients and those with ocular surface inflammation. We initiated a Phase 2 clinical trial in Q1 of 2023, which is currently enrolling patients. KIO-101 (formerly known as PP-001) was acquired through the acquisition of Panoptes in the fourth quarter of 2020.
In addition, we are developing KIO-201 for patients with Persistent Corneal Epithelial Defects ("PCED"), which is an orphan disease and as such, we are currently seeking orphan drug designation. We also are considering development of KIO-201 in patients recovering from surgical wounds, such as those undergoing photorefractive keratectomy (“PRK”) surgery. KIO-201 is a modified form of the natural polymer hyaluronic acid, designed to protect the ocular surface to permit re-epithelialization of the cornea and improve and maintain ocular surface integrity. KIO-201 has unique properties that help hydrate and protect the ocular surface. We completed a Phase 2 clinical trial in patients with PCEDs and are presenting the results in Q2 of 2023. We are in the planning stages of a Phase 3b trial for patients recovering from the laser vision correction procedure PRK and may initiate the study before the end of 2023.

Throughout our history, we have not generated significant revenue. We have never been profitable and from inception through March 31, 2023, our losses from operations have aggregated $136.3 million. Our net loss was $1.9 million and $3.6 million for the three months ended March 31, 2023 and 2022, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our product candidates. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure to support their commercialization including sales, marketing, and distribution functions.
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
COVID-19 Pandemic Impact
Our business, results of operations and financial condition have been and may continue to be impacted by the COVID-19 pandemic and could be further impacted by supply chain interruptions or other reasons related to the pandemic. As of the date of this Quarterly Report on Form 10-Q, the extent to which COVID-19 could materially impact our financial conditions, liquidity or results of operations is uncertain, however, there have been no material adverse effects to the Company’s ongoing business operations from COVID-19.
To the extent COVID-19 disruptions adversely impact our business, results of operations and financial condition, it may also have the effect of heightening risks relating to our ability to successfully commercialize newly developed or acquired products, consolidation in the healthcare industry, and maintenance of our contractual relationships.
Recent Developments
None noted.
New Components of Results of Operations
None noted.
New Critical Accounting Estimates
Note noted.

Results of Operations
Comparison of Three Months ended, March 31, 2023 and 2022
The following table summarizes the results of our operations for the three months ended March 31, :

	2023	2022	Change
Operating Expenses:
General and Administrative	$1,269,458	$1,664,791	$(395,333)
Research and Development	438,283	707,928	(269,645)
Executive Severance	—	962,833	(962,833)
Change in Fair Value of Contingent Consideration	208,926	233,890	(24,964)
Total Operating Expenses	1,916,667	3,569,442	(1,652,775)
Other Income, Net	48,131	4,428	43,703
Net Loss	$(1,868,536)	$(3,565,014)	$1,696,478
General and Administrative Expenses. The decrease of $0.4 million was primarily due to a $0.2 million reduction in stock compensation and benefits costs related to the departure of the prior CEO including non-elective employer 401K contributions of $29.0 thousand in 2022, a decrease in professional fees of $0.1 million for consultants used in 2022 for interim accounting services during the transition of accounting staff and legal fees related to the acquisition of Bayon, a $88.0 thousand bonus adjustment made in 2023 related to prior period, and $46.0 thousand in facilities costs for the Waltham, Massachusetts office that was closed in March 2022.
Research and Development Expenses. The decrease of $0.3 million was primarily due to an increase of $0.3 million for credits expected from Australian and Austrian government programs related to research and development activities, partially offset by an increase in costs for KIO-301 of $0.1 million for clinical trial activity.
Executive Severance. The decrease of $1.0 million was due to severance pay expensed at the time of termination in March 2022, but paid over the 18 month term of the agreement.
Change in Fair Value of Contingent Consideration. The decrease of $25.0 thousand was primarily due to a decrease in the discount factor and discount period.
Other Income, Net. The increase of $43.7 thousand was primarily due to realized gains on foreign currency transactions of $21.2 thousand, and increased net interest income of approximately $26.5 thousand, partially offset by a decrease of $4.0 thousand from the gain on asset disposal that was realized in March 2022.
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
If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us. Although historically the Company has been successful at raising capital, most recently raising net proceeds of approximately $0.1 million in a private placement offering that closed on February 3, 2023 as well as an equity line of credit that provides up to $10.0 million (subject to certain limitations). Additional capital may not be available on terms favorable to Kiora, if at all. The Company does not know if any future offerings will succeed.

Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. These conditions raise substantial doubt about our ability to continue as a going concern. We will need to generate significant revenue to achieve profitability, and we may never do so.
Information Regarding Cash Flows
As of March 31, 2023, we had unrestricted cash and cash equivalents totaling $3.4 million and restricted cash totaling $4.2 thousand for a total of $3.4 million compared to $6.0 million at December 31, 2022. The following table sets forth the primary uses of cash for the three months ended March 31,:

	2023	2022
Net Cash Used in Operating Activities	$(3,069,594)	$(2,832,386)
Net Cash Provided by Investing Activities	$—	$6,375
Net Cash Provided by Financing Activities	$513,175	$—
Operating Activities. Net cash used in operating activities increased $0.2 million primarily due to research and development activities.
Investing Activities. The decrease in cash from investing activities is due to a sale of an asset in 2022.
Financing Activities. The increase in cash from financing activities is due to receiving net proceeds of approximately $0.1 million in a private offering that closed on February 3, 2023, proceeds of $0.1 million from an equity line of credit share purchase, and proceeds of $0.3 million from warrant exercises.
Funding Requirements and Other Liquidity Matters
Our KIO-301, KIO-101 and KIO-201 product pipeline is still in various stages of preclinical and clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:
•seek marketing approval for our KIO-301, KIO-101 or KIO-201 products or any other products that we successfully develop;
•establish a sales and marketing infrastructure to commercialize our KIO-301, KIO-101 or KIO-201 products in the United States, if approved; and
•add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.
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
In February 2023, we raised net proceeds of $0.1 million in a private placement offering that closed on February 3, 2023 as well as an equity line of credit that provides up to $10.0 million of additional capital (subject to certain limitations). Based on our cash on hand at March 31, 2023, we believe that we will have sufficient cash to fund planned operations into July 2023 with the ability to extend cash runway by drawing on the remaining $10.0 million equity line of credit. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although historically we have been successful at raising capital, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Reverse Stock Split
On September 23, 2022, we filed a Certificate of Amendment to our Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a one-for-forty (1-for-40) reverse stock split of our outstanding common stock. The Amendment was approved by our stockholders at our 2022 Annual Meeting of Stockholders held on September 23, 2022, and by our board of directors and became effective on September 27, 2022.
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
Other
For information regarding Commitments and Contingencies, refer to Note 8. Commitments and Contingencies to the Notes to the Condensed Consolidated Financial Statements of Part 1, Item 1. Financial Statements of this Form 10-Q.
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

Our critical accounting estimates are detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 and we have no material changes from such disclosures.
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
In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our Chief Executive Officer and Executive Vice President of Finance, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above and material weaknesses identified in our Form 10-K as of December 31, 2022, our Chief Executive Officer and Executive Vice President of Finance have concluded that they believe that our disclosure controls and procedures were not effective as of the end of the period covered by this report and have made changes to address the material weaknesses identified.
Changes in Internal Control over Financial Accounting and Reporting
Our management, with the participation of the Chief Executive Officer and Executive Vice President of Finance, have evaluated whether any change in our internal control over financial accounting and reporting occurred during the three months ended March 31, 2023 and concluded that changes did occur. These changes were made to address the material weaknesses identified in the Form 10-K for the fiscal year ended December 31, 2022. We have identified and implemented and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The following remediation efforts are underway:

•We have implemented a new accounting software platform and through that process has designed role-specific permissions ensuring that there are appropriate access controls by function. Additionally,we have designed automated system workflows for journal entry approval, new vendor creation and modification, and procurement related approvals for purchase orders and related invoices to ensure proper segregation of duties and appropriate evidence of approval.

•We have established and maintained accounting policies, procedures and controls to account for and disclose significant unusual transactions. Additionally, we engaged technical resources for technical advisory services and will continue to consult with technical resources to ensure that proper expertise is consulted as needed on complex accounting applications. This will be an ongoing area of remediation to ensure that significant transactions are appropriately analyzed and the accounting treatment is documented.

•Management is working toward a greater level of precision over the completeness and accuracy of information through the implementation of a new accounting software, as discussed above, which provides for greater automation related to previously manual tasks. Specifically, the new accounting software is being used to generate purchase orders for all material contracts and purchase commitments. The finance team is in the process of building reporting on all open contract commitments, which will be shared with management to verify the completeness and ensure accuracy of financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
While we are not currently a party to any legal proceedings as of March 31, 2023, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, each of which is incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described herein and in those filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities

On November 17, 2022, we entered into warrant exercise inducement offer letters with certain Class A warrant holders who agreed to exercise for cash all of their Class A Warrants to purchase 654,609 shares of common stock originally issued in the public offering in exchange for our agreement to issue new warrants (the "Inducement Warrants") on substantially the same terms as the Class A Warrants to purchase up to 654,609 shares of common stock. Each inducement warrant is exercisable at a price per share of common stock of $5.97. Each inducement warrant will initially be exercisable six months following its date of issuance, and will expire on the 18 month anniversary of their initial exercise date.

On February 2, 2023, we entered into a securities purchase agreement with Lincoln Park Capital, LLC (“Lincoln Park”) whereby we issued 52,798 shares of common stock and warrants to purchase 105,596 shares of common stock to Lincoln Park in a private placement. The combined purchase price in the private placement was $3.788 per share and two warrants. Each warrant is exercisable at a price per share of common stock of $3.538, will initially be exercisable six months following its date of issuance, and will expire on the five year anniversary of its initial exercise date.

On February 3, 2023, we entered into the Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to $10.0 million in shares of common stock, subject to certain limitations, from time to time over the 36 month period commencing on the date that a registration statement covering the resale of the shares is declared effective by the SEC. As of May 5, 2023, we have sold 125,000 shares of common stock to Lincoln Park pursuant to the Purchase Agreement for aggregate gross proceeds of approximately $442,310.

The offers, sales and issuances of the securities described in this Item 2 were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.
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

Date: May 9, 2023	By:	/s/ Brian M. Strem, Ph.D.
President and Chief Executive Officer (Principal executive officer)

Date: May 9, 2023	By:	/s/ Melissa Tosca
Executive Vice President of Finance (Principal financial and accounting officer)

EXHIBIT INDEX
The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit

4.1	Form of Common Stock Purchase Warrant dated as of February 3, 2023 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on February 3, 2023).

10.1
Securities Purchase Agreement, dated as of February 2, 2023, by and between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on February 3, 2023).

10.2
Registration Rights Agreement, dated as of February 2, 2023, by and between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on February 3, 2023).

10.3*
Purchase Agreement, dated as of February 3, 2023, by and between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on February 3, 2023).

10.4*
Registration Rights Agreement, dated as of February 3, 2023, by and between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed with the SEC on February 3, 2023).

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
______________________________
*    Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
**    This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act.