Form 10-Q
period 2023-06-30
KIORA PHARMACEUTICALS INC
filed 2023-08-08
CIK 1372514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
☐ Yes ☒ No
On August 4, 2023, there were 7,247,050 shares of the registrant’s common stock outstanding.

KIORA PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Period Ended June 30, 2023

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
Kiora Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,951,650	$5,964,556
Prepaid Expenses and Other Current Assets	266,500	343,069
Tax Receivables	804,511	1,373,041
Total Current Assets	9,022,661	7,680,666
Non-Current Assets:
Property and Equipment, Net	44,883	55,177
Restricted Cash	4,150	49,260
Intangible Assets and In-Process R&D, Net	10,730,664	10,743,164
Operating Lease Assets with Right-of-Use	50,219	116,992
Other Assets	32,366	33,000
Total Assets	$19,884,943	$18,678,259
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$131,319	$1,008,262
Accrued Expenses	1,399,034	1,835,934
Operating Lease Liabilities	39,009	105,782
Contingent Consideration, short-term	313,853	322,385
Total Current Liabilities	1,883,215	3,272,363
Non-Current Liabilities:
Contingent Consideration	3,670,252	3,309,175
Deferred Tax Liability	689,121	689,121
Total Non-Current Liabilities	4,359,373	3,998,296
Total Liabilities	6,242,588	7,270,659
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; 3,750 designated Series A, 0 shares issued and outstanding at June 30, 2023 and December 31, 2022; 10,000 designated Series B, 0 shares issued and outstanding at June 30, 2023 and December 31, 2022; 10,000 shares designated Series C, 0 shares issued and outstanding at June 30, 2023 and December 31, 2022; 20,000 shares designated Series D, 7 shares issued and outstanding at June 30, 2023 and December 31, 2022; 1,280 shares designated Series E, 0 shares issued and outstanding at June 30, 2023 and December 31, 2022; 3,908 shares designated Series F, 950 and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively
	10	—
Common Stock, $0.01 Par Value: 50,000,000 shares authorized; 6,910,720 and 1,796,472 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	69,129	17,986
Additional Paid-In Capital	152,744,385	146,035,314
Accumulated Deficit	(138,945,308)	(134,462,959)
Accumulated Other Comprehensive Loss	(225,861)	(182,741)
Total Stockholders’ Equity	13,642,355	11,407,600
Total Liabilities and Stockholders’ Equity	$19,884,943	$18,678,259
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Expenses:
General and Administrative	$1,097,294	$1,801,878	$2,366,752	$3,466,669
Research and Development	1,392,099	567,227	1,830,382	1,275,155
Executive Severance	—	—	—	962,833
Change in Fair Value of Contingent Consideration	143,619	32,943	352,545	266,833
Total Operating Expenses	2,633,012	2,402,048	4,549,679	5,971,490
Operating Loss	(2,633,012)	(2,402,048)	(4,549,679)	(5,971,490)
Other Income, Net:
Gain on Disposal of Fixed Assets	—	—	—	4,211
Interest Income, Net	45,087	1,237	78,552	1,454
Other Expense, Net	(25,888)	—	(11,222)	—
Total Other Income, Net	19,199	1,237	67,330	5,665
Net Loss	$(2,613,813)	$(2,400,811)	$(4,482,349)	$(5,965,825)
Net Loss per Common Share - Basic and Diluted	$(0.79)	$(0.18)	$(1.74)	$(0.46)
Weighted Average Shares Outstanding - Basic and Diluted	3,289,774	13,065,714	2,580,560	13,061,281

Other Comprehensive Loss:
Net Loss	$(2,613,813)	$(2,400,811)	$(4,482,349)	$(5,965,825)
Foreign Currency Translation Adjustments	(10,449)	(166,269)	(43,120)	(138,430)
Comprehensive Loss	$(2,624,262)	$(2,567,080)	$(4,525,469)	$(6,104,255)

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2023 and 2022
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	7	$—	1,919,270	$19,214	$146,683,202	$(136,331,495)	$(215,412)	$10,155,509

Stock-Based Compensation	—	—	—	—	171,795	—	—	171,795

Issuance of Stock from Public Offering, Net of Offering Costs of $729,038	3,908	39	2,197,628	21,976	5,573,947	—	—	5,595,962

Issuance of Common Stock from ELOC Purchases	—	—	105,000	1,050	342,300	—	—	343,350

Conversion of Series F Preferred Stock into Common Stock	(2,958)	(29)	2,688,822	26,889	(26,859)	—	—	—

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(10,449)	(10,449)

Net Loss	—	—	—	—	—	(2,613,813)	—	(2,613,813)

Balance at June 30, 2023	957	$10	6,910,720	$69,129	$152,744,385	$(138,945,308)	$(225,861)	$13,642,355

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	7	$—	316,599	$3,166	$135,757,583	$(124,444,363)	$(58,592)	$11,257,794

Stock-Based Compensation	—	—	—	—	71,254	—	—	71,254

Issuance of Common Stock from Panoptes Holdback Shares			10,087	100	(100)	—	—	—

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(166,269)	(166,269)

Net Loss	—	—	—	—	—	(2,400,811)	—	(2,400,811)

Balance at June 30, 2022	7	$—	326,686	$3,266	$135,828,737	$(126,845,174)	$(224,861)	$8,761,968
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2023 and 2022
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	7	$—	1,796,472	$17,986	$146,035,314	$(134,462,959)	$(182,741)	$11,407,600

Stock-Based Compensation	—	—	—	—	307,736	—	—	307,736

Issuance of Stock from Public Offering, Net of Offering Costs of $729,038	3,908	39	2,197,628	21,976	5,573,947	—	—	5,595,962

Issuance of Common Stock from Private Placement, Net of Offering Costs of $84,285	—	—	52,798	528	115,187	—	—	115,715

Issuance of Common Stock from ELOC Purchases	—	—	125,000	1,250	441,060	—	—	442,310

Issuance of Common Stock from Warrant Exercises	—	—	50,000	500	298,000	—	—	298,500

Conversion of Series F Preferred Stock into Common Stock	(2,958)	(29)	2,688,822	26,889	(26,859)	—	—	—

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(43,120)	(43,120)

Net Loss	—	—	—	—	—	(4,482,349)	—	(4,482,349)

Balance at June 30, 2023	957	$10	6,910,720	$69,129	$152,744,385	$(138,945,308)	$(225,861)	$13,642,355

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
Six Months Ended June 30, 2023 and 2022

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

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net Loss	$(4,482,349)	$(5,965,825)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization of Intangible Assets	32,555	21,054
Reduction of Right-of-Use Assets	66,999	87,242
Stock-Based Compensation	307,736	287,175
Change in Fair Value of Contingent Consideration	352,545	266,833
Gain on Disposal of Equipment	—	(4,211)
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	74,544	(838,528)
Tax Receivables	556,178	(68,046)
Other Assets	714	(3,397)
Accounts Payable	(863,663)	641,443
Operating Lease Liabilities	(66,999)	(96,682)
Accrued Expenses	(432,773)	341,616
Net Cash Used in Operating Activities	(4,454,513)	(5,331,326)
Investing Activities:
Proceeds on Sale of Equipment	—	6,375
Net Cash Provided by Investing Activities	—	6,375
Financing Activities:
Proceeds from Public Offering	6,325,000	—
Public Offering Costs	(729,038)	—
Proceeds from Private Placement, Net of Offering Costs	200,000	—
Private Placement Offering Costs	(84,285)	—
Proceeds from ELOC Purchases	442,310	—
Exercise of Warrants	298,500	—
Net Cash Provided by Financing Activities	6,452,487	—
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(55,990)	(97,530)
Net Change in Cash, Cash Equivalents and Restricted Cash	1,941,984	(5,422,481)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	6,013,816	7,899,690
Cash, Cash Equivalents and Restricted Cash, End of Period	$7,955,800	$2,477,209

Supplemental Disclosures of Noncash Operating and Financing Activities
Creation of Right-of-Use Assets and Related Lease Liabilities	$—	$55,415
Conversion of Preferred Stock into Common Stock	$26,889	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2023
1. Business, Presentation and Recent Accounting Pronouncements
Overview
Kiora Pharmaceuticals, Inc. (“Kiora” or the “Company”) was formed as a Delaware corporation on December 28, 2004. Kiora is a clinical-stage specialty pharmaceutical company developing and commercializing therapies for the treatment of orphan retinal diseases.
Since its inception, Kiora has devoted substantially all its efforts to business planning, research and development, and raising capital.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s consolidated financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes previously distributed in the Company’s 2022 Annual Report on Form 10-K dated March 23, 2023. The balance sheet as of December 31, 2022 was derived from audited consolidated financial statements of the Company but does not include all the disclosures required by U.S. GAAP.
Reverse Stock Split
On September 23, 2022, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a one-for-forty ("1-for-40") reverse stock split of its outstanding common stock. The Amendment was approved by the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on September 23, 2022, and by the Company’s board of directors. The amendment became effective on September 27, 2022.
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
June 30, 2023
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
Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming that Kiora will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2023, Kiora had unrestricted Cash and Cash Equivalents of $8.0 million, and an Accumulated Deficit of $138.9 million. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. Based on the cash on hand as of June 30, 2023, the Company anticipates having sufficient cash to fund planned operations into May 2024, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. To continue development, Kiora will need to raise additional capital through equity financing, license agreements, and/or grants. Although historically the Company has been successful at raising capital, most recently raising net proceeds of approximately $5.6 million in a public offering that closed on June 6, 2023, as well as an equity line of credit that provides an additional $9.6 million (subject to certain limitations), additional capital may not be available on terms favorable to Kiora, if at all. The Company does not know if any future offerings will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The factors described above have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
Significant Accounting Policies
Refunds for Research and Development
Kiora, through its Kiora Pharmaceuticals GmbH and Kiora Pharmaceuticals Pty Ltd subsidiaries, is entitled to receive certain refundable tax incentives associated with eligible research and development expenses in Austria and Australia, respectively. These refunds are realized in the form of a cash payment in the year following the incurred research and development expenses. The Company records estimates of the refundable payment as a tax receivable and a reduction in expense in the period in which the research and development expenses are incurred.
Related-Party Transactions
For the six months ended June 30, 2023, the Company made payments totaling approximately $0.1 million for services to a related party vendor, Ora, Inc., who is providing the Company with clinical study services for KIO-301. One of the Company’s directors is an executive at Ora, Inc.
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
June 30, 2023
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
2. Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
A summary of cash and cash equivalents and restricted cash is as follows:

	June 30, 2023	December 31, 2022
Cash and Cash Equivalents	$7,951,650	$5,964,556
Restricted Cash, Non-current	4,150	49,260
Total Cash, Cash Equivalents and Restricted Cash	$7,955,800	$6,013,816
Non-current restricted cash consists of deposits with financial institutions for corporate credit cards.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	June 30, 2023	December 31, 2022
Prepaid Insurance	$112,307	$117,315
Prepaid Research and Development	86,352	128,429
Other	67,841	97,325
Total Prepaid Expenses and Other Current Assets	$266,500	$343,069

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2023
Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
Payroll and Benefits	$1,051,087	$1,312,443
Professional Fees	93,684	282,721
Clinical Trials	209,653	57,020
Other	44,610	183,750
Total Accrued Expenses	$1,399,034	$1,835,934
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

	June 30, 2023	December 31, 2022
Contingent Consideration:
Current	$313,853	$322,385
Non-current	3,670,252	3,309,175
Total Contingent Consideration	$3,984,105	$3,631,560
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

	Valuation Technique	Unobservable Inputs	June 30, 2023	December 31, 2022
	Discounted cash flow	Payment discount rate	12.8%	14.7%
Bayon		Payment period	2023 - 2028	2023 - 2028
Panoptes		Payment period	2024 - 2028	2024 - 2028
Jade		Payment period	2026	2026
Bayon		Probability of success for payment	17% - 67%	17% - 67%
Panoptes		Probability of success for payment	17% - 36%	17% - 36%
Jade		Probability of success for payment	56%	56%
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. The change in fair value of contingent consideration of $0.4 million for the six months ended June 30, 2023, was primarily driven by a decreased

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2023
discount rate. The change in fair value of contingent consideration of $0.3 million for the six months ended June 30, 2022 was primarily driven by changes in estimated probabilities of success related to the orphan drug status designation of the Bayon drug candidate which occurred in March 2022. The change in fair value of contingent consideration is recorded within operating expenses on the accompanying condensed consolidated statements of operation and comprehensive loss.
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
On July 22, 2022, the Company entered into an underwriting agreement to issue and sell stock and warrants in a public offering. On July 25, 2022, the underwriter fully exercised the over-allotment option granted by the Company to purchase stock and warrants. On July 26, 2022, the public offering closed, and the Company issued and sold (i) 592,392 shares of common stock (including 98,138 shares of common stock sold pursuant to the exercise of the over-allotment option), (ii) 1,280 shares of Series E Convertible Preferred Stock convertible into up to 160,000 shares of common stock, (iii) 30,095,697 Class A Warrants (including 3,925,525 Class A Warrants sold pursuant to the exercise of the over-allotment option), and (iv) 30,095,697 Class B Warrants (including 3,925,525 Class B Warrants sold pursuant to the exercise of the over-allotment option). Upon exercise, the warrants will convert on a 40 for 1 basis into a total of 1,504,785 common shares. The public offering price of $8.00 per share of common stock, Class A Warrant and Class B Warrant or $1,000 per share of Series E Convertible Preferred Stock, 5,000 Class A Warrants and 5,000 Class B Warrants resulted in net proceeds to the Company of approximately $5.3 million net of underwriting discount and commissions of $0.4 million and expense of $0.3 million.
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
During August 2022, all holders of the Series E Preferred Shares issued in the July 2022 public offering elected to convert their Series E Preferred Shares into 160,000 shares of common stock.
On November 17, 2022, the Company entered into warrant exercise inducement offer letters with some of the Class A Warrant holders who agreed to exercise for cash all of their Class A Warrants to purchase 654,609 shares of common stock originally issued in the July 2022 public offering in exchange for the Company's agreement to issue new warrants (the “Inducement Warrants”) on substantially the same terms as the Class A Warrants to purchase up to 654,609 shares of common stock. Each Inducement Warrant is exercisable at a price per share of common stock of $5.97. Each Inducement Warrant became initially exercisable six months following its date of issuance, and will expire on the eighteen month anniversary of their initial exercise date. The Company received aggregate gross proceeds of approximately $3.1 million from the exercise of the Class A Warrants by the selling stockholders and the sale of the Inducement Warrants. The Company paid its placement agent in connection with the inducement transactions a fee equal to 8% of gross proceeds from the exercise of the Class A Warrants.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2023
On February 3, 2023, the Company also entered into a purchase agreement with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock (subject to certain limitations), from time to time and at the Company's sole discretion over the term of the purchase agreement. On February 22, 2023, the Company completed its first issuance under this agreement for a total of 20,000 shares sold to Lincoln Park for proceeds of $0.1 million. In April 2023, the Company completed additional issuances for a total of 105,000 shares sold to Lincoln Park for proceeds of $0.3 million.
On March 30, 2023, the Company entered into an underwriting agreement to issue and sell stock and warrants in a public offering. On June 6, 2023, the underwriter fully exercised the over-allotment option granted by the Company to purchase stock and warrants. On June 6, 2023, the public offering closed, and the Company issued and sold (i) 2,197,628 shares of common stock (including 750,000 shares of common stock sold pursuant to the exercise of the over-allotment option), (ii) 3,908 shares of Series F Convertible Preferred Stock convertible into up to 3,552,372 shares of common stock, (iii) 5,750,000 Class C Warrants (including 750,000 Class C Warrants sold pursuant to the exercise of the over-allotment option), and (iv) 5,750,000 Class D Warrants (including 750,000 Class D Warrants sold pursuant to the exercise of the over-allotment option). The public offering price of $1.10 per share of common stock, Class C Warrant and Class D Warrant, and $999.90 per share of Series F Convertible Preferred Stock, 909 Class C Warrants and 909 Class D Warrants, resulted in net proceeds to the Company of approximately $5.6 million net of underwriting discount and commissions of $0.5 million and other expenses of $0.2 million.
Each Warrant is exercisable at a price per share of common stock of $1.10. The Class C Warrants will expire on June 6, 2028 and the Class D Warrants will expire on June 6, 2024. The exercise prices of the warrants are subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. In addition, on August 5th, the 60th calendar day immediately following the initial exercise day, the exercise price of the warrants will be reduced to the lesser of (i) the exercise price then in effect and (ii) 90% of the average of the volume weighted average price of the Company's common stock for the five (5) trading day period immediately prior to the reset date.
During June 2023, 2,958 shares of Series F Convertible Preferred Stock were converted into 2,688,822 shares of common stock.
5. Warrants
The following is a summary of warrant activity for the Company’s equity-classified warrants for the six months ended June 30, 2023 and 2022:

	Number of Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2022	1,597,606	$21.22	3.07
Issued	11,605,596	$1.12	2.61
Exercised	(50,000)	$5.97
Expired	(39,719)	$192.00
Outstanding at June 30, 2023	13,113,483	$2.97	2.95

Outstanding at December 31, 2021	168,932	$199.65	3.42
Expired	(11,112)	$900.00
Outstanding at June 30, 2022	157,820	$150.40	3.14

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2023
6. Net Loss per Share - Basic and Diluted
Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the time period, which for basic net loss per share, does not include the weighted-average unvested restricted common stock that has been issued and is subject to forfeiture totaling 0 shares for the three months ended June 30, 2023 and 2022, and 40,550 and 0 for the six months ended June 30, 2023 and 2022, respectively.
Dilutive common equivalent shares consist of stock options, warrants, and preferred stock and are calculated using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants. Common equivalent shares do not qualify as participating securities. In periods where the Company records a net loss unvested restricted common stock and potential common stock equivalents are not included in the calculation of diluted net loss per share as their effect would be anti-dilutive. The following is a summary of potential common shares excluded from the calculation of net loss per share as of June 30:

	2023	2022
Common Stock Warrants	13,113,483	157,820
Employee Stock Options	211,126	13,088
Restricted Stock	67,250	2
Preferred Stock	863,602	52
Common Stock Reserved for Future Issuance	15,118	—
Total Shares of Common Stock Issuable	14,270,579	170,962
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
The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”), and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. In January 2023, the number of shares of common stock issuable under the 2014 Plan automatically increased by 76,632 shares pursuant to the terms of the 2014 Plan. As of June 30, 2023, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan was 297,363 of which 14,927 shares were available for awards.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2023
Stock-based compensation expense is presented in the same expense line items as cash compensation earned and for the three and six months ended June 30 is as follows:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Research and Development	$66,226	$26,540	$130,913	$59,160
General and Administrative	105,569	44,714	176,823	228,015
Total Stock-Based Compensation Expense	$171,795	$71,254	$307,736	$287,175
Stock Options
The Company grants time-based stock options which generally vest one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. The fair value of time-based stock options is determined using the Black-Scholes Option Pricing Model, with such value recognized as expense over the service period, which is typically three years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the six months ended June 30, 2023 and 2022 is shown in the following table.

	Six months ended June 30
	2023	2022
Risk-Free Interest Rate	4.24%	2.42%
Expected Life (years)	5.00	5.00
Expected Stock Price Volatility	142%	140%
Expected Dividend Yield	—%	—%
The weighted average grant date fair value of options granted during the six months ended June 30, 2023 and 2022 was $3.26 and $27.08, respectively. The expected term of the options granted is calculated in accordance with the simplified method, whereby for service-based awards the expected life is calculated as a midpoint between the vest and expiry period. The Company uses the simplified method as there is not a sufficient history of share option exercises.. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options amounted to $0.9 million as of June 30, 2023 and is expected to be recognized over a weighted average period of approximately 2.02 years.

Following is a summary of stock option activity for the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2022	84,722	$36.90	9.59
Granted	135,900	$3.62
Expired	(44)	$295.00
Forfeited	(9,452)	$7.93
Outstanding at June 30, 2023	211,126	$16.72	9.45
Exercisable and vested at June 30, 2023	8,275	$285.03	7.08
The stock options outstanding and exercisable as of June 30, 2023 had no aggregate intrinsic value. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2023
and the market price of the Company’s common stock for options that had exercise prices lower than $0.64, the closing price of the Company’s stock on June 30, 2023.
Restricted Stock Awards
Restricted stock compensation expense is recognized over the vesting period, which is typically one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. Unamortized compensation expense related to the restricted stock awards amounted to $0.3 million as of June 30, 2023 and is expected to be recognized over a weighted average period of approximately 2.50 years. The following is a summary of restricted stock activity for the six months ended June 30, 2023:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term in Years
Non-vested Outstanding at December 31, 2022	30,000	$6.78	2.79
Awarded	40,550	$3.83
Forfeited	(3,300)	$3.83
Non-vested Outstanding at June 30, 2023	67,250	$5.15	2.50
Employee Stock Purchase Plan
The Company has a non-qualified Employee Stock Purchase Plan ("ESPP"), which provides for the issuance of shares of the Company’s common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of common stock through payroll deductions at a discounted price. Six month offering periods are made at the Board’s discretion. The ESPP provides for 284 aggregate shares of the Company’s common stock for participants to purchase. As of June 30, 2023 and 2022, the remaining shares reserved for future offerings was 191.
8. Commitments and Contingencies
Leases
The Company leases its office facilities as well as other property under operating leases. In February 2022, the Company entered a lease for an office facility in Encinitas, California and took possession of the space May 1, 2022. The Company recorded a right-of-use asset asset and lease liability upon lease commencement in May 2022. On May 16, 2022, a nominal short-term lease commenced in Australia. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The remaining lease terms range from less than 2 months to 5 months. The Company’s Waltham, Massachusetts lease ended March 31, 2022.
Total operating lease cost for the three months ended June 30, 2023 and 2022 was $40,654 and $25,530, respectively. Total operating costs for the six months ended June 30, 2023 and 2022 was $70,654 and $80,530, respectively. Operating lease costs include a nominal short-term and variable lease cost.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2023
Future annual minimum lease payments under non-cancellable operating leases as of June 30, 2023 are as follows:

Years Ending December 31,
2023 (remaining months)	$39,185
Total Lease Liabilities	39,185
Less Amounts Representing Interest	(176)
Total	39,009
Less Current Portion	(39,009)
$—
License and Exclusive Rights Agreements
The Company is a party to seven license agreements as described below. These license agreements require the Company to pay or receive royalties or fees to or from the counterparties based on revenue or milestones related to the licensed technology.
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
On November 17, 2014, the Company (through its subsidiary Kiora Pharmaceuticals GmbH) entered into an intellectual property and know-how licensing agreement with Laboratoires Leurquin Mediolanum S.A.S. (“Mediolanum”) for the commercialization of KIO-101 (the “Mediolanum Agreement”) in specific territories. Under the Mediolanum agreement, the Company out-licensed rights to commercialize KIO-101 for uveitis, dry eye and viral conjunctivitis in Italy, and France. This Agreement was amended on December 10, 2015 to also include Belgium and Netherlands. Under the Mediolanum Agreement, Mediolanum is obligated to pay up to approximately €20 million in development and commercial milestones and a 7% royalty on net sales of KIO-101 in the territories through the longer of the expiry of the valid patents covering KIO-101 or 10 years from the first commercial sale. The royalty is reduced to 5% after patent expiry.
On September 26, 2018, the Company entered into an intellectual property licensing agreement (the “SentrX Agreement”) with SentrX, a veterinary medical device company that develops and manufactures veterinary wound care products. Under the SentrX Agreement, the Company in-licensed the rights to trade secrets and know-how related to the manufacturing of KIO-201. The SentrX Agreement enables the Company to pursue a different vendor with a larger capacity for manufacturing and an FDA-inspected facility for commercialization of a product for human use. Under the SentrX Agreement, SentrX is eligible to receive milestone payments totaling

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2023
up to $4.75 million, upon and subject to the achievement of certain specified developmental and commercial milestones. On June 7, 2023, the Company entered into an amendment agreement (the "SentrX First Amendment") whereby SentrX removed the Company's obligation to make any further payments, milestone or otherwise.The term of the amendment agreement remains unchanged, which is until the product is no longer in the commercial marketplace. In addition, on June 7, 2023, the Company entered into a new exclusive license agreement (the "New SentrX Agreement") with SentrX, whereby the Company out-licensed certain KIO-201 patents for use in animal health and veterinary medicine. Under the New SentrX Agreement, SentrX is obligated to pay the Company a flat low single-digit royalty on net sales, and is effective until the last licensed patent terminates.
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
Contingent Consideration
The purchase price of various acquisitions in prior periods included contingent consideration, which consisted of various cash earn-out payments upon the achievement of certain milestones. Below are the maximum obligation payments per the respective agreements and estimated fair value of contingent consideration payments remaining as of June 30, 2023.

	Maximum Obligation per Agreements	Current Fair Value Estimated
Bayon	$7,135,000	$1,237,524
Panoptes	9,500,000	1,925,592
Jade	2,164,451	836,648
	$18,799,451	$3,999,764
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2023
The Company currently maintains insurance for risks associated with the operation of its business, provision of professional services and ownership of property. These policies provide coverage for a variety of potential losses, including loss or damage to property, bodily injury, general commercial liability, professional errors and omissions and medical malpractice.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. As guidance is released the Company is continually evaluating the impact of the recently enacted law. However, the Company does not expect the impact to be material to its accompanying condensed consolidated financial statements.
9. Subsequent Events

On July 21, 2023, the Company entered into a Memorandum of Understanding with the Choroideremia Research Foundation ("CRF") to support strategic development of KIO-301 in Choroideremia ("CHM"). CHM is a rare, inherited retinal disease that causes blindness. This collaboration will accelerate the Company's development of KIO-301, a small molecule designed to restore vision in patients with later-stage retinal degeneration. Under the collaboration, CRF will assist the Company with access to clinical and scientific thought leaders to assist in further development of KIO-301 for CHM. They will also provide aid in enrollment of patients for any future trials of KIO-301 for CHM.
In July 2023, 370 shares of Series F Convertible Preferred Stock were converted into 336,330 shares of common stock.
On August 5, 2023, the Class C and Class D warrants exercise price reset to $0.5231 per share pursuant to the reset provision which stated that the warrants would be reduced to the lesser of (i) the exercise price then in effect and (ii) 90% of the average of the volume weighted average price of the Company's common stock for the five (5) trading day period immediately prior to the reset date.

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
Kiora Pharmaceuticals, Inc. is referred to herein as “Kiora”, “we,” “our,” “us,” and “the Company”.
Executive Summary
We are a specialty clinical-stage pharmaceutical company developing and commercializing products for the treatment of orphan retinal diseases.
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
Based on initial results of the Phase 1b trial, we plan to expand development of KIO-301 to treat patients with late stages of Choroideremia and Stargardt's Disease. These diseases have a similar underlying late-stage pathology of retinitis pigmentosa, hence the mechanism of action of KIO-301 could potentially provide a similar benefit to these patients.

We are also planning to develop KIO-104 for the treatment of Posterior Non-Infectious Uveitis, a rare T cell-mediated, intraocular inflammatory disease. KIO-104, which uses the same active compound in KIO-101, but formulated for intravitreal delivery, is ideally suited to suppress overactive T-cell activity to treat the underlying condition. KIO-101 is an ophthalmic topical eyedrop formulation of a novel and potent inhibitor of dihydroorotate dehydrogenase (DHODH). Data from a previous Phase 1b/2a study, reported in October 2022, showed that a single injection of KIO-104 decreased intraocular inflammation and improved visual acuity significantly for the duration of the study. Further, there is evidence of reduced Cystoid Macular Edema from baseline.
Throughout our history, we have not generated significant revenue. We have never been profitable and from inception through June 30, 2023, our losses from operations have aggregated $138.9 million. Our net loss was $4.5 million and $6.0 million for the six months ended June 30, 2023 and 2022, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our product candidates. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure to support their commercialization including sales, marketing, and distribution functions.
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
Recent Developments
None noted.
New Components of Results of Operations
None noted.
New Critical Accounting Estimates
Note noted.
Results of Operations
Comparison of Three Months ended June 30, 2023 and 2022
The following table summarizes the results of our operations for the three months ended June 30, 2022 and 2023:

	2023	2022	Change
Operating Expenses:
General and Administrative	$1,097,294	$1,801,878	$(704,584)
Research and Development	1,392,099	567,227	824,872
Change in Fair Value of Contingent Consideration	143,619	32,943	110,676
Total Operating Expenses	2,633,012	2,402,048	230,964
Other Income, Net	19,199	1,237	17,962
Net Loss	$(2,613,813)	$(2,400,811)	$(213,002)
General and Administrative Expenses. The decrease of $0.7 million was primarily due to a decrease in professional fees of $0.8 million for consultants used in 2022 for interim accounting services during the transition of accounting staff and legal fees related to the acquisition of Bayon, partially offset by an increase in salaries of $0.1 million related to restaffing the internal accounting team.
Research and Development Expenses. The increase of $0.8 million was primarily due to an increase of $0.3 million related to clinical trial activity for KIO-301 and $0.2 million related to clinical trial expenses for KIO-101. Additionally, preclinical and CMC costs increased by approximately $0.1 million related to KIO-100 and KIO-101 activities. Lastly, salaries and personnel costs increased by approximately $0.2 million driven primarily by non-executive severance expenses related to staffing changes in the clinical team.
Change in Fair Value of Contingent Consideration. The increase of $110.7 thousand was primarily due to a change in the probability of success related to a new indication that was added for KIO-201 (PCED) which increased the probability of success for the Jade milestone payment.
Other Income, Net. The increase of $18.0 thousand was primarily due increased net interest income of approximately $29.3 thousand partially offset by a decrease of $17.7 thousand in other non-operating expenses.

Comparison of Six Months ended June 30, 2023 and 2022
The following table summarizes the results of our operations for the six months ended June 30, 2022 and 2023:

	2023	2022	Change
Operating Expenses:
General and Administrative	$2,366,752	$3,466,669	$(1,099,917)
Research and Development	1,830,382	1,275,155	555,227
Executive Severance	—	962,833	(962,833)
Change in Fair Value of Contingent Consideration	352,545	266,833	85,712
Total Operating Expenses	4,549,679	5,971,490	(1,421,811)
Other Income, Net	67,330	5,665	61,665
Net Loss	$(4,482,349)	$(5,965,825)	$1,483,476
General and Administrative Expenses. The decrease of $1.1 million was primarily due to a decrease in professional fees of $0.9 million for consultants used in 2022 for interim accounting services during the transition of accounting staff and related to the acquisition of Bayon. Additionally, other corporate expenses decreased by $0.1 million related to scientific advisory fees and facilities and IT decreased by $0.1 million related to the allocation of expenses to R&D.
Research and Development Expenses. The increase of $0.6 million was primarily due to increases of $0.6 million in clinical expenses related to KIO-301 and KIO-101 clinical trial activities and $0.2 million in salaries and personnel costs resulting from non-executive severance expenses related to staffing changes in the clinical team. Additionally, other corporate expenses increased by approximately $0.2 million primarily related to scientific advisory fees and an increase of $0.1 million in facilities and IT related to allocated R&D expenses which were previously unallocated and included entirely in general and administrative expenses. These increases were partially offset by an increase in the R&D expense tax credit of approximately $0.6 million.
Executive Severance. The decrease of $1.0 million was due to severance pay expensed at the time of termination in March 2022, but paid over the 18 month term of the agreement.
Change in Fair Value of Contingent Consideration. The increase of $0.1 million was primarily due to a change in the probability of success related to a new indication that was added for KIO-201 (PCED) which increased the probability of success for the Jade milestone payment.
Other Income, Net. The increase of $61.7 thousand was primarily due to realized gains on foreign currency transactions of $21.2 thousand, and increased net interest income of approximately $26.5 thousand, partially offset by a decrease of $4.0 thousand from the gain on asset disposal that was realized in March 2022.
Liquidity and Capital Resources
Our principal liquidity needs have historically been for acquisitions, working capital, research and development, and capital expenditures. We expect these needs to continue as we develop and work toward commercialization of new products. We will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity, debt financings, license and development agreements, or other sources, which may include collaborations with third parties.
If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us. Although historically we have been successful at raising capital, most recently raising net proceeds of approximately $5.6 million in a public offering that closed on June 6, 2023, and have approximately $9.6 million available from an equity line of credit (subject to certain limitations), additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. These conditions raise substantial doubt about our ability to continue as a going concern. We will need to generate significant revenue to achieve profitability, and we may never do so.
Information Regarding Cash Flows
As of June 30, 2023, we had unrestricted cash and cash equivalents totaling $8.0 million and restricted cash totaling $4.2 thousand for a total of $8.0 million compared to $6.0 million at December 31, 2022. The following table sets forth the primary uses of cash for the six months ended June 30,:

	2023	2022
Net Cash Used in Operating Activities	$(4,454,513)	$(5,331,326)
Net Cash Provided by Investing Activities	$—	$6,375
Net Cash Provided by Financing Activities	$6,452,487	$—
Operating Activities. Net cash used in operating activities increased $0.9 million primarily due to research and development activities.
Investing Activities. The decrease in cash from investing activities is due to a sale of an asset in 2022.
Financing Activities. The increase in cash from financing activities is due to receiving net proceeds of approximately $0.4 million from equity line of credit share purchases and $5.6 million from a public offering that closed on June 6, 2023.
Funding Requirements and Other Liquidity Matters
Our product pipeline is still in various stages of preclinical and clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:
•seek marketing approval for our KIO-301 or KIO-104 products or any other products that we successfully develop;
•establish a sales and marketing infrastructure to commercialize our KIO-301 or KIO-104 products in the United States, if approved; and
•add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including our KIO-301, KIO-101, KIO-104 and KIO-201 products, on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market KIO-301 and KIO-104 products, or any other products that we would otherwise prefer to develop and market ourselves.
In June 2023, we raised net proceeds of approximately $5.6 million in a public offering closed on June 6, 2023. Based on our cash on hand at June 30, 2023, we believe that we will have sufficient cash to fund planned operations into May 2024 with the ability to extend cash runway by drawing on the remaining $9.6 million available through the equity line of credit, subject to certain limitations on the timing and amount of shares that may be sold pursuant to that arrangement. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although historically we have been successful at raising capital, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
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
In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our Chief Executive Officer and Executive Vice President of Finance, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above and material weaknesses identified in our Form 10-K as of December 31, 2022, our Chief Executive Officer and Executive Vice President of Finance have concluded that they believe that our disclosure controls and procedures were not effective as of the end of the period covered by this report and have made changes to address the material weaknesses identified.
Changes in Internal Control over Financial Accounting and Reporting
Our management, with the participation of the Chief Executive Officer and Executive Vice President of Finance, have evaluated whether any change in our internal control over financial accounting and reporting occurred during the three months ended June 30, 2023 and concluded that changes did occur. These changes were made to address the material weaknesses identified in the Form 10-K for the fiscal year ended December 31, 2022. We have identified and implemented and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The following remediation efforts are underway:

•We have implemented a new accounting software platform and through that process have designed role-specific permissions ensuring that there are appropriate access controls by function. Additionally, we have designed automated system workflows for journal entry approval, new vendor creation and modification, and procurement related approvals for purchase orders and related invoices to ensure proper segregation of duties and appropriate evidence of approval.

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
While progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing, documenting and testing these processes, procedures and controls. Additional time is required to complete implementation and to assess and ensure the effectiveness and sustainability of these procedures. We will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
While we are not currently a party to any legal proceedings as of June 30, 2023, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, each of which is incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described herein and in those filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as set forth below, we do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
We have received a notice from Nasdaq of non-compliance with its minimum bid price rules.

On July 18, 2023, we received a written notification (the “Notice Letter”) from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price for our common stock was below the $1.00 per share requirement for the last 30 consecutive business days. The Notice Letter stated that we have 180 calendar days, or until January 15, 2024 (the “Initial Compliance Period”), to regain compliance with the minimum bid price requirement. To regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive trading days during this 180-day compliance period, unless the Nasdaq staff exercises its discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

In the event that we do not regain compliance within the 180-day compliance period, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the minimum bid price requirement, and provide written notice to the Nasdaq staff of our intention to cure the deficiency during the second compliance period. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that our common stock will become subject to delisting. In the event we receive notice that our common stock is being delisted, the Nasdaq Listing Rules permit us to appeal any such delisting determination by the Nasdaq staff to a Hearings Panel.

We intend to actively monitor the closing bid price of our common stock and are evaluating available options to regain compliance with the minimum bid price requirement. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or that we will otherwise remain in compliance with the other listing standards for The Nasdaq Capital Market. A delisting of our common stock would have an adverse effect on the market liquidity of our common stock and, as a result, the market price for our common stock could become more volatile. Further, a delisting also could make it more difficult for us to raise additional capital.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities

On February 3, 2023, we entered into the Purchase Agreement with Lincoln Park Capital, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to $10.0 million in shares of common stock, subject to certain limitations, from time to time over the 36 month period commencing on the date that a registration statement covering the resale of the shares is declared effective by the SEC. During the quarter ended June 30, 2023, we sold 105,000 shares of common stock to Lincoln Park pursuant to the Purchase Agreement for aggregate gross proceeds of approximately $0.4 million.

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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2023, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Date: August 8, 2023	By:	/s/ Brian M. Strem, Ph.D.
President and Chief Executive Officer (Principal executive officer)

Date: August 8, 2023	By:	/s/ Melissa Tosca
Executive Vice President of Finance (Principal financial and accounting officer)

EXHIBIT INDEX
The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit

3.1
Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 6, 2023).

4.1	Form of Class C Warrant (incorporated by reference to Exhibit 4.12 of the Registrant's Amendment No. 2 to the Registration Statement on Form S-1 filed on June 1, 2023 (File No. 333-271699)).

4.2	Form of Class D Warrant (incorporated by reference to Exhibit 4.13 of the Registrant's Amendment No. 2 to the Registration Statement on Form S-1 filed on June 1, 2023 (File No. 333-271699)).

4.3
Warrant Agency Agreement, dated June 6, 2023, by and between the Registrant and VStock Transfer, LLC (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed with the SEC on June 6, 2023).

10.1*
First Amendment to Intellectual Property License Agreement, dated June 12, 2023, between the Registrant and Sentrx Animal Care, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 15, 2023).

10.2*
Exclusive License Agreement, dated June 12, 2023, between the Registrant and Sentrx Animal Care, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on June 15, 2023).

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
______________________________
*    Certain confidential portions of this exhibit were omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K because the identified confidential portions (i) are not material and (ii) are customarily and actually treated as private or confidential by the Registrant.
**    This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act.