Form 10-Q
period 2023-09-30
KIORA PHARMACEUTICALS INC
filed 2023-11-09
CIK 1372514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
☐ Yes ☒ No
On November 6, 2023, there were 7,689,240 shares of the registrant’s common stock outstanding.

KIORA PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Period Ended September 30, 2023

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
•the anticipated trends and challenges in our business and the market in which we operate; and
•the effects of global pandemics such as the COVID-19 pandemic and the global response thereto.
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
Kiora Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,400,498	$5,964,556
Prepaid Expenses and Other Current Assets	239,391	343,069
Tax Receivables	1,343,087	1,373,041
Total Current Assets	6,982,976	7,680,666
Non-Current Assets:
Property and Equipment, Net	38,616	55,177
Restricted Cash	4,031	49,260
Intangible Assets and In-Process R&D, Net	8,820,100	10,743,164
Operating Lease Assets with Right-of-Use	18,725	116,992
Other Assets	31,995	33,000
Total Assets	$15,896,443	$18,678,259
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$125,412	$1,008,262
Accrued Expenses	1,461,711	1,835,934
Operating Lease Liabilities	18,725	105,782
Contingent Consideration, short-term	495,000	322,385
Total Current Liabilities	2,100,848	3,272,363
Non-Current Liabilities:
Contingent Consideration	5,002,505	3,309,175
Deferred Tax Liability	689,121	689,121
Total Non-Current Liabilities	5,691,626	3,998,296
Total Liabilities	7,792,474	7,270,659
Commitments and Contingencies (Notes 9 and 10)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; 3,750 designated Series A, 0 shares issued and outstanding at September 30, 2023 and December 31, 2022; 10,000 designated Series B, 0 shares issued and outstanding at September 30, 2023 and December 31, 2022; 10,000 shares designated Series C, 0 shares issued and outstanding at September 30, 2023 and December 31, 2022; 20,000 shares designated Series D, 7 shares issued and outstanding at September 30, 2023 and December 31, 2022; 1,280 shares designated Series E, 0 shares issued and outstanding at September 30, 2023 and December 31, 2022; 3,908 shares designated Series F, 420 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively
	5	—
Common Stock, $0.01 Par Value: 50,000,000 shares authorized; 7,689,240 and 1,796,472 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	76,915	17,986
Additional Paid-In Capital	153,001,469	146,035,314
Accumulated Deficit	(144,708,249)	(134,462,959)
Accumulated Other Comprehensive Loss	(266,171)	(182,741)
Total Stockholders’ Equity	8,103,969	11,407,600
Total Liabilities and Stockholders’ Equity	$15,896,443	$18,678,259

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
Operating Expenses:
General and Administrative	$1,415,844	$2,033,367	$3,782,596	$5,500,036
Research and Development	1,085,010	1,332,153	2,915,392	2,607,308
In-Process R&D Impairment	1,904,314	—	1,904,314	—
Executive Severance	—	—	—	962,833
Change in Fair Value of Contingent Consideration	1,513,400	337,515	1,865,945	604,348
Total Operating Expenses	5,918,568	3,703,035	10,468,247	9,674,525
Operating Loss	(5,918,568)	(3,703,035)	(10,468,247)	(9,674,525)
Other Income (Expense), Net:
Change in Fair Value of Warranty Liability	—	(1,425,102)	—	(1,425,102)
Interest Income, Net	49,912	7,861	128,464	9,315
Other Income, Net	105,715	937	94,493	5,148
Total Other Income (Expense), Net	155,627	(1,416,304)	222,957	(1,410,639)
Net Loss	$(5,762,941)	$(5,119,339)	$(10,245,290)	$(11,085,164)
Deemed Dividends from Warrant Reset Provision	(530,985)	—	(530,985)	—
Net Loss Attributable to Common Shareholders	$(6,293,926)	$(5,119,339)	$(10,776,275)	$(11,085,164)
Net Loss per Common Share - Basic and Diluted	$(0.89)	$(6.03)	$(2.73)	$(22.06)
Weighted Average Shares Outstanding - Basic and Diluted	7,106,900	848,534	3,948,181	502,436

Other Comprehensive Loss:
Net Loss	$(5,762,941)	$(5,119,339)	$(10,245,290)	$(11,085,164)
Foreign Currency Translation Adjustments	(40,310)	(38,537)	(83,430)	(176,967)
Comprehensive Loss	$(5,803,251)	$(5,157,876)	$(10,328,720)	$(11,262,131)

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2023 and 2022
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	957	$10	6,910,720	$69,129	$152,744,385	$(138,945,308)	$(225,861)	$13,642,355

Stock-Based Compensation	—	—	—	—	264,865	—	—	264,865

Conversion of Series F Preferred Stock into Common Stock	(530)	(5)	481,770	4,818	(4,813)	—	—	—

Issuance of Common Stock from Restricted Stock Awards	—	—	296,750	2,968	(2,968)	—	—	—

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(40,310)	(40,310)

Net Loss	—	—	—	—	—	(5,762,941)	—	(5,762,941)

Balance at September 30, 2023	427	$5	7,689,240	$76,915	$153,001,469	$(144,708,249)	$(266,171)	$8,103,969

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
Three Months Ended September 30, 2023 and 2022
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	7	$—	326,686	$3,266	$135,828,737	$(126,845,174)	$(224,861)	$8,761,968

Stock-Based Compensation	—	—	—	—	130,153	—	—	130,153

Issuance of Stock from Public Offering, Net of Offering Costs of $505,020	—	—	592,392	5,924	2,456,914	—	—	2,462,838

Issuance of Series E Preferred Stock from Public Offering, Net of Offering Costs of $136,401	1,280	13	—	—	665,178	—	—	665,191

Conversion of Series E Preferred Stock into Common Stock	(1,280)	(13)	160,000	1,600	(1,587)	—	—	—

Reclassification of Warrant Liability	—	—	—	—	3,674,791	—	—	3,674,791

Adjustments Due to the Rounding Impact from the Reverse Stock Split for Fractional Shares	—	—	(33)	—	(15,629)	—	—	(15,629)

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(38,537)	(38,537)

Net Loss	—	—	—	—	—	(5,119,339)	—	(5,119,339)

Balance at September 30, 2022	7	$—	1,079,045	$10,790	$142,738,557	$(131,964,513)	$(263,398)	$10,521,436

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2023 and 2022
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	7	$—	1,796,472	$17,986	$146,035,314	$(134,462,959)	$(182,741)	$11,407,600

Stock-Based Compensation	—	—	—	—	572,600	—	—	572,600

Issuance of Stock from Public Offering, Net of Offering Costs of $729,038	3,908	39	2,197,628	21,976	5,573,947	—	—	5,595,962

Issuance of Common Stock from Private Placement, Net of Offering Costs of $84,285	—	—	52,798	528	115,187	—	—	115,715

Issuance of Common Stock from ELOC Purchases	—	—	125,000	1,250	441,060	—	—	442,310

Issuance of Common Stock from Warrant Exercises	—	—	50,000	500	298,000	—	—	298,500

Conversion of Series F Preferred Stock into Common Stock	(3,488)	(34)	3,170,592	31,707	(31,673)	—	—	—

Issuance of Common Stock from Restricted Stock Awards	—	—	296,750	2,968	(2,968)	—	—	—

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(83,430)	(83,430)

Net Loss	—	—	—	—	—	(10,245,290)	—	(10,245,290)

Balance at September 30, 2023	427	$5	7,689,240	$76,915	$153,001,469	$(144,708,249)	$(266,171)	$8,103,969

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
Nine Months Ended September 30, 2023 and 2022
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	7	$—	316,599	$3,166	$135,541,662	$(120,879,349)	$(86,431)	$14,579,048

Stock-Based Compensation	—	—	—	—	417,328	—	—	417,328

Issuance of Common Stock from Panoptes Holdback Shares	—	—	10,087	100	(100)	—	—	—

Issuance of Stock from Public Offering, Net of Offering Costs of $505,020	—	—	592,392	5,924	2,456,914	—	—	2,462,838

Issuance of Series E Preferred Stock from Public Offering , Net of Offering Costs of $136,401	1,280	13	—	—	665,178	—	—	665,191

Conversion of Series E Preferred Stock into Common Stock	(1,280)	(13)	160,000	1,600	(1,587)	—	—	—

Reclassification of Warrant Liability	—	—	—	—	3,674,791	—	—	3,674,791

Adjustments Due to the Rounding Impact from the Reverse Stock Split for Fractional Shares	—	—	(33)	—	(15,629)	—	—	(15,629)

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(176,967)	(176,967)

Net Loss	—	—	—	—	—	(11,085,164)	—	(11,085,164)

Balance at September 30, 2022	7	$—	1,079,045	$10,790	$142,738,557	$(131,964,513)	$(263,398)	$10,521,436

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months ended September 30,
	2023	2022
Operating Activities:
Net Loss	$(10,245,290)	$(11,085,164)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization of Intangible Assets	43,863	31,324
Reduction of Right-of-Use Assets	98,073	113,574
Stock-Based Compensation	572,600	417,328
Impairment of In-process R&D	1,904,314	—
Change in Fair Value of Contingent Consideration	1,865,945	604,348
Change in Fair Value of Warrant Liability	—	1,425,102
Gain on Disposal of Equipment	—	(4,211)
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	98,854	342,029
Tax Receivables	(18,996)	(1,174,109)
Other Assets	939	2,596
Accounts Payable	(848,651)	635,153
Operating Lease Liabilities	(86,863)	(124,784)
Accrued Expenses	(360,398)	517,681
Net Cash Used in Operating Activities	(6,975,610)	(8,299,133)
Investing Activities:
Proceeds on Sale of Equipment	—	6,375
Net Cash Provided by Investing Activities	—	6,375
Financing Activities:
Proceeds from Public Offering	6,325,000	5,882,739
Public Offering Costs	(729,038)	(505,020)
Proceeds from Private Placement, Net of Offering Costs	200,000	—
Private Placement Offering Costs	(84,285)	—
Proceeds from ELOC Purchases	442,310	—
Exercise of Warrants	298,500	—
Net Cash Provided by Financing Activities	6,452,487	5,377,719
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(86,164)	(133,998)
Net Change in Cash, Cash Equivalents and Restricted Cash	(609,287)	(3,049,037)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	6,013,816	7,899,690
Cash, Cash Equivalents and Restricted Cash, End of Period	$5,404,529	$4,850,653

Supplemental Disclosures of Noncash Operating and Financing Activities
Recognition of Right-of-Use Assets and Related Lease Liabilities	$—	$55,415
Conversion of Preferred Stock into Common Stock	$31,707	$1,600
Grant of Restricted Stock Awards	$2,968	—
Amounts Owed for Fractional Shares Related to the Reverse Stock Split in Accounts Payable	$—	15,629
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2023
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
September 30, 2023
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
Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming that Kiora will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2023, Kiora had unrestricted Cash and Cash Equivalents of $5.4 million, and an Accumulated Deficit of $144.7 million. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. Based on the cash on hand as of September 30, 2023, the Company anticipates having sufficient cash to fund planned operations into May 2024, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. To continue development, Kiora will need to raise additional capital through equity financing, license agreements, and/or grants. Although historically the Company has been successful at raising capital, most recently raising net proceeds of approximately $5.6 million in a public offering that closed on June 6, 2023, as well as an equity line of credit that provides an additional $9.6 million (subject to certain limitations), additional capital may not be available on terms favorable to Kiora, if at all. The Company does not know if any future offerings will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The factors described above have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
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
In-Process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project as an indefinite-lived intangible asset and evaluates this asset annually for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. The Company performed an annual evaluation of its indefinite-lived intangible assets for impairment as of August 31, 2023 with a quantitative analysis using the Income Approach. As of September 30, 2023, the estimated fair value of the KIO-101 and KIO-201 assets was less than their carrying value due to the strategic decision to stop development leading to commercialization and seek partnership for all future development. Accordingly, the Company recognized an impairment loss of $1.9 million which is shown in the Condensed Consolidated Statement of Operations and Comprehensive Loss in the line In-process R&D Impairment. At September 30, 2023 and 2022, there was $8.7 million and $10.6 million, respectively, of in-process R&D as part of intangible assets and in-process R&D, net on the Condensed Consolidated Balance Sheets.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2023

Related-Party Transactions

For the nine months ended September 30, 2023, the Company made payments totaling approximately $0.13 million for services to a related party vendor, Ora, Inc., who is providing the Company with clinical study services for KIO-301. One of the Company’s directors is an executive at Ora, Inc.
2. Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
A summary of cash and cash equivalents and restricted cash is as follows:

	September 30, 2023	December 31, 2022
Cash and Cash Equivalents	$5,400,498	$5,964,556
Restricted Cash, Non-current	4,031	49,260
Total Cash, Cash Equivalents and Restricted Cash	$5,404,529	$6,013,816
Non-current restricted cash consists of deposits with financial institutions for corporate credit cards, and such amounts are included in prepaid expenses and other current assets.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	September 30, 2023	December 31, 2022
Prepaid Insurance	$116,853	$117,315
Prepaid Research and Development	49,377	128,429
Other	73,161	97,325
Total Prepaid Expenses and Other Current Assets	$239,391	$343,069
Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
Payroll and Benefits	$828,694	$1,312,443
Professional Fees	68,819	282,721
Clinical Trials	424,026	57,020
Other	140,172	183,750
Total Accrued Expenses	$1,461,711	$1,835,934
3. Fair Value Disclosures
Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction to a third party under current market conditions at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2023
used in measuring fair value. In connection with historical acquisitions, additional consideration may be paid related to the achievement of certain milestones and such contingent consideration is required by U.S. GAAP to be presented at fair value. The following table provides information for liabilities measured at fair value on a recurring basis using Level 3 inputs:

	September 30, 2023	December 31, 2022
Contingent Consideration:
Current	$495,000	$322,385
Non-current	5,002,505	3,309,175
Total Contingent Consideration	$5,497,505	$3,631,560
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
After the initial valuation, the Company generally uses its best estimate to measure contingent consideration at each subsequent reporting period using the following unobservable Level 3 inputs:

	Valuation Technique	Unobservable Inputs	September 30, 2023	December 31, 2022
	Discounted cash flow	Payment discount rate	13.6%	14.7%
Bayon		Payment period	2023 - 2028	2023 - 2028
Panoptes		Payment period	2025 - 2028	2024 - 2028
Jade		Payment period	2027	2026
Bayon		Probability of success for payment	42% - 100%	17% - 67%
Panoptes		Probability of success for payment	30% - 33%	17% - 36%
Jade		Probability of success for payment	56%	56%
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. The change in fair value of contingent consideration of $1.5 million for the three months ended September 30, 2023, was primarily driven by an increase in the estimated probability of success for the Bayon milestones due to the addition of two new disease indications for KIO-301, specifically Choroideremia and Stargardt disease and the increased probability of the Panoptes milestone due to the addition of KIO-104 in Posterior Non-infectious Uveitis. The change in fair value of contingent consideration of $1.9 million for the nine months ended September 30, 2022 was primarily driven by these same factors. The change in fair value of contingent consideration is recorded within operating expenses on the accompanying condensed consolidated statements of operation and comprehensive loss.
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
ASC 350 allows an entity to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. If it is more likely than not that the asset is impaired, the entity must calculate the fair value of the asset and record an impairment charge if the carrying amount exceeds fair value. If an entity concludes that it is not more likely than not that the asset is impaired, no further action is required. An indefinite-

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2023
lived intangible asset should be tested for impairment if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If such events or changes have occurred, a quantitative assessment is required.

If an entity bypasses the qualitative assessment or determines from its qualitative assessment that an indefinite-lived intangible asset is more likely than not impaired, a quantitative impairment test should be performed. The quantitative impairment test compares the fair value of an indefinite-lived intangible asset with the asset’s carrying amount. If the fair value of the indefinite-lived intangible asset is less than the carrying amount, an impairment loss should be recognized in an amount equal to the difference in accordance with ASC 350-30-35-19.
The Company values in-process R&D related to asset acquisitions using the Income Approach which measures the value of an asset by the present value of its future economic benefits. These benefits can include interest and principal payments, earnings, cost savings, tax deductions, or proceeds from its disposition. Value indications are developed by discounting expected cash flows at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The selected discount rate is generally based on rates of return available from alternative investments of similar type and quality.
The Company engaged a third-party valuation firm to complete a quantitative assessment of in-process R&D as of August 31, 2023 which includes the following unobservable Level 3 inputs:

	Valuation Technique	Unobservable Inputs	Input	Discount Rate
KIO-101	Relief from Royalty Method	Probability of success for next development phase	17%	30%
KIO-104	Multi-Period Excess Earnings Method	Probability of success for next development phase	17% to 36%	25%
KIO-201	Relief from Royalty Method	Probability of success for next development phase	17% to 46%	30%
KIO-301	Multi-Period Excess Earnings Method	Probability of success for next development phase	17% to 67%	25%
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2023
Each warrant is exercisable at a price per share of common stock of $8.00. The Class A Warrants expired on September 23, 2023 and the Class B Warrants will expire on September 23, 2027. The exercise prices of the warrants are subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock.
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
Each Warrant is exercisable at a price per share of common stock of $1.10. The Class C Warrants will expire on June 6, 2028 and the Class D Warrants will expire on June 6, 2024. The exercise prices of the warrants are subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. In addition, on August 5th, the 60th calendar day immediately following the initial exercise day, the exercise price of the warrants were reduced to $0.5231 per share pursuant to the reset provision which stated that the warrants would be reduced to the lesser of (i) the exercise price then in effect and (ii) 90% of the average of the volume weighted average price of the Company's common stock for the five (5) trading day period immediately

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2023
prior to the reset date. In accordance with ASU 2021-04, the warrant reset of the exercise price was evaluated as a modification of equity-classified written call options. Modifications or exchanges that are not related to debt or equity financings, compensation for goods or services, or other exchange transactions within the scope of other guidance should be recognized as a dividend consistent with ASC 815-40-35-17(d). The dividend amount is measured as the excess, if any, of the fair value of the modified or exchanged instrument over the fair value of that instrument immediately before it is modified or exchanged in accordance with ASC 815-40-35-16. The Company considered the guidance in paragraphs 815-40-35-14 through 35-17 and determined that the circumstances of the warrant modification indicate that the modification is executed separate from a new equity offering, debt origination or debt modification. As such, on August 7, 2023, the date on which the modification became effective, the incremental change in the fair value of the 11,500,000 outstanding warrants was recognized as a deemed dividend totaling $0.5 million that increases net loss attributable to common stockholders in accordance with paragraph 815-40-35- 17(d) and ASC 260-10-45-15.
During June 2023, 2,958 shares of Series F Convertible Preferred Stock were converted into 2,688,822 shares of common stock. During July and August 2023, 530 shares of Series F Convertible Preferred Stock were converted into 481,770 shares of common stock.
5. Intangible Assets and In-Process R&D
Intangible assets at September 30, 2023 consist of the rights to trade-secrets and know-how related to the manufacturing of KIO-201. During the third quarter of 2018, the Company entered into an intellectual property license agreement with SentrX Animal Care, Inc. (“SentrX”) with respect to certain rights relating to the manufacturing of KIO-201. The intangible assets were recorded at $0.3 million, representing the upfront payment paid to SentrX. The Company’s intangible assets are amortized on a straight-line basis over the estimated useful lives. Additionally, in-process R&D as of September 30, 2023 and 2022 consists of projects acquired from the acquisitions of Jade, Bayon and Panoptes that have not reached technological feasibility and which have no alternative future use. Once the R&D process is complete, the Company will amortize the R&D asset over its remaining useful life. The Company periodically evaluates these assets for impairment.

Intangible assets and in-process R&D consists of the following:

	Estimated Useful Life (Years)	September 30, 2023	December 31, 2022
Trade Secrets	10	$250,000	$250,000
Less: Accumulated Amortization		(125,000)	(106,250)
Intangible Assets, Net		125,000	143,750
In-Process R&D		8,695,100	10,599,414
Total Intangible Assets and In-Process R&D, Net		$8,820,100	$10,743,164
As of September 30, 2023, the estimated fair value of the Jade assets was less than their carrying value. Accordingly, the Company recognized an impairment of $1.9 million. See Note 1 for additional discussion of IPR&D and impairment loss.
6. Warrants
The following is a summary of warrant activity for the Company’s equity-classified warrants for the nine months ended September 30, 2023 and 2022:

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2023

	Number of Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2022	1,597,606	$21.22	3.07
Issued	11,605,596	$0.55	2.40
Exercised	(50,000)	$5.97
Expired	(72,503)	$108.80
Outstanding at September 30, 2023	13,080,699	$2.45	2.70

Outstanding at December 31, 2021	168,932	$199.65	3.42
Issued	1,504,786	$8.00	2.72
Expired	(11,112)	$900.00
Outstanding at September 30, 2022	1,662,606	$150.40	3.14
7. Net Loss per Share - Basic and Diluted
Basic and diluted net loss per share is computed by dividing net loss available to common shareholders as adjusted for deemed dividends by the weighted-average number of common shares outstanding for the time period, which for basic net loss per share, does not include the weighted-average unvested restricted common stock that has been issued and is subject to forfeiture totaling 172,125 and 0 shares for the three months ended September 30, 2023 and 2022, respectively, and 212,675 and 0 for the nine months ended September 30, 2023 and 2022, respectively.
Dilutive common equivalent shares consist of stock options, warrants, and preferred stock and are calculated using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants. Common equivalent shares do not qualify as participating securities. In periods where the Company records a net loss unvested restricted common stock and potential common stock equivalents are not included in the calculation of diluted net loss per share as their effect would be anti-dilutive. The following is a summary of potential common shares excluded from the calculation of net loss per share as of September 30:

	2023	2022
Common Stock Warrants	13,080,699	1,662,606
Employee Stock Options	831,253	12,650
Restricted Stock	237,916	2
Preferred Stock	381,832	52
Common Stock Reserved for Future Issuance	165,491	—
Total Shares of Common Stock Issuable	14,697,191	1,675,310
8. Stock-Based Compensation
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2023
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
The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”), and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. In January 2023, the number of shares of common stock issuable under the 2014 Plan automatically increased by 76,632 shares pursuant to the terms of the 2014 Plan. Additionally, pursuant to a shareholder vote on September 27, 2023, the 2014 Plan was increased by 1,000,000 shares. As of September 30, 2023, the maximum number of shares of Common Stock that may be issued pursuant to the ESPP was 284, of which 191 shares were available for future issuance. As of September 30, 2023, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan was 1,297,363 of which 165,300 shares were available for awards.
Stock-based compensation expense is presented in the same expense line items as cash compensation earned and for the three and nine months ended September 30 is as follows:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Research and Development	$118,439	$19,625	$249,352	$78,786
General and Administrative	146,426	110,528	323,248	338,542
Total Stock-Based Compensation Expense	$264,865	$130,153	$572,600	$417,328
Stock Options
The Company grants time-based stock options which generally vest one-third of the underlying shares on the one-year anniversary of the grant date and the remainder vest ratably over a 24-month period. The Company has also issued grants with a four year vesting term, of which one-fourth of the underlying shares vested immediately, one-fourth on the one-year anniversary of the grant date and the remainder vest ratably over a 24-month period.The fair value of time-based stock options is determined using the Black-Scholes Option Pricing Model, with such value recognized as expense over the service period, which is typically three years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the nine months ended September 30, 2023 and 2022 is shown in the following table.

	Nine months ended September 30
	2023	2022
Risk-Free Interest Rate	4.54%	2.42%
Expected Life (years)	5.52	5.00
Expected Stock Price Volatility	141%	140%
Expected Dividend Yield	—%	—%
The weighted average grant date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $1.01 and $27.02, respectively. The expected term of the options granted is calculated in accordance with the simplified method, whereby for service-based awards the expected life is calculated as a midpoint between the vest and expiry period. The Company uses the simplified method as there is not a sufficient history of share option exercises. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options amounted to $1.0 million as of September 30, 2023 and is expected to be recognized over a weighted average period of approximately 2.33 years.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2023
Following is a summary of stock option activity for the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2022	84,722	$36.90	9.59
Granted	764,400	$1.11
Expired	(417)	$86.42
Forfeited	(17,452)	$6.05
Outstanding at September 30, 2023	831,253	$4.61	9.60
Exercisable and vested at September 30, 2023	149,764	$16.58	9.78
The stock options outstanding and exercisable as of September 30, 2023 had an aggregate intrinsic value of $1,184. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $0.57, the closing price of the Company’s stock on September 30, 2023.
Restricted Stock Awards
Restricted stock compensation expense is recognized over the vesting period, which is typically one-third of the underlying shares on the one-year anniversary of the grant date and the remainder vest ratably over a 24-month period. Unamortized compensation expense related to the restricted stock awards amounted to $0.4 million as of September 30, 2023 and is expected to be recognized over a weighted average period of approximately 2.79 years. The following is a summary of restricted stock activity for the nine months ended September 30, 2023:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term in Years
Non-vested Outstanding at December 31, 2022	30,000	$6.78	2.79
Awarded	270,050	$1.06
Released	(58,834)	$0.72
Forfeited	(3,300)	$3.83
Non-vested Outstanding at September 30, 2023	237,916	$1.82	2.79
Employee Stock Purchase Plan
The Company has a non-qualified Employee Stock Purchase Plan ("ESPP"), which provides for the issuance of shares of the Company’s common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of common stock through payroll deductions at a discounted price. Six month offering periods are made at the Board’s discretion. The ESPP provides for 284 aggregate shares of the Company’s common stock for participants to purchase. As of September 30, 2023 and 2022, the remaining shares reserved for future offerings was 191.
9. Commitments and Contingencies
Leases
The Company leases its office facilities as well as other property under operating leases. In February 2022, the Company entered a lease for an office facility in Encinitas, California (the Encinitas Lease"). The Encinitas Lease commenced in May, 2022 for a term of 18 months. The Company recorded a right-of-use asset asset and lease liability upon lease commencement in May 2022. In October 2019, the Company through its subsidiary Kiora Pharmaceuticals GmbH, entered into a lease in Austria commencing in November 2019 for a term of a 4

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2023
years. The Company recorded a right-of-use asset and lease liability upon lease commencement. On May 16, 2022, a nominal short-term lease commenced in Australia. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The remaining lease terms range from less than 1 month to 2 months. The Company’s Waltham, Massachusetts lease ended March 31, 2022. The Company has subsequently extended the Encinitas and Austria leases, see Note 10.
Total operating lease cost for the three months ended September 30, 2023 and 2022 was $50,482 and $39,511, respectively. Total operating costs for the nine months ended September 30, 2023 and 2022 was $121,159 and $120,274, respectively. Operating lease costs include a nominal short-term and variable lease cost.
Maturities of operating lease liabilities as of September 30, 2023 are as follows:

Years Ending December 31,
2023 (remaining months)	$18,725
Total Lease Liabilities	18,725
Less Current Portion	(18,725)
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

On November 17, 2014, the Company (through its subsidiary Kiora Pharmaceuticals GmbH) entered into an intellectual property and know-how licensing agreement with Laboratoires Leurquin Mediolanum S.A.S. (“Mediolanum”) for the commercialization of KIO-101 (the “Mediolanum Agreement”) in specific territories. Under the Mediolanum agreement, the Company out-licensed rights to commercialize KIO-101 for uveitis, dry eye and viral conjunctivitis in Italy, and France. This Agreement was amended on December 10, 2015 to also include Belgium and Netherlands. Under the Mediolanum Agreement, Mediolanum is obligated to pay up to approximately €20 million in development and commercial milestones and a 7% royalty on net sales of KIO-101 in the territories through the longer of the expiry of the valid patents covering KIO-101 or 10 years from the first commercial sale. The royalty is reduced to 5% after patent expiry. On September 7, 2023, the Company

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2023
(through its subsidiary Kiora Pharmaceuticals GmbH) agreed to a settlement agreement with Mediolanum to terminate the existing out-licensing rights by Mediolanum to commercialize KIO-101 for uveitis, dry eye and viral conjunctivitis in Italy, France, Belgium and Netherlands including all related commercial milestone payments and royalty obligations. The Company agreed to pay a termination fee of $0.1 million, of which $50,000 was paid upon execution of the agreement, and $50,000 is payable on the one year anniversary of the termination and is accrued for in the accompanying condensed consolidated financial statements.
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
Contingent Consideration
The purchase price of various acquisitions in prior periods included contingent consideration, which consisted of various cash earn-out payments upon the achievement of certain milestones. Below are the maximum obligation payments per the respective agreements and estimated fair value of contingent consideration payments remaining as of September 30, 2023.

	Maximum Obligation per Agreements	Current Fair Value Estimated
Bayon	$7,135,000	$2,709,945
Panoptes	9,500,000	2,043,169
Jade	2,164,451	744,391
	$18,799,451	$5,497,505

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2023
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
10. Subsequent Events

On September 27, 2023, the Company, through its subsidiary Kiora Pharmaceuticals GmbH, entered into a new office lease agreement for its office in Vienna, Austria which will commence on October 15, 2023 for a term of 60 months, expiring on October 14, 2028. The prior office lease ended October 31, 2023.

On October 10. 2023, the Company entered into an agreement to extend the office facility lease in Encinitas, California for an additional 18 months, extending the lease expiration to April 30, 2025.

On October 30, 2023, the Company, through its subsidiary, Bayon Therapeutics, Inc., entered into an agreement with the University of California (“UC”) to amend its licensing agreement dated May 1, 2020 effective November 5, 2023, granting the Company exclusive rights to a patent application covering specific formulations of KIO-301, which was previously jointly owned by UC and Bayon. Further, Bayon has the ability to assign or transfer the agreement providing written notice is given within at least 15 days prior to any such assignment, providing written assignment agreement by successor within 30 days, and by paying an assignment fee of $30,000 within thirty days of the assignment. Per the terms of the agreement, upon execution of the amendment the Company was required to pay UC $15,000.

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
Our lead product is KIO-301 with an initial focus on patients with later stages of disease progression due to Retinitis Pigmentosa (any and all sub-forms). KIO-301 is a potential vision-restoring small molecule that acts as a “photoswitch” specifically designed to restore vision in patients with inherited and age-related degenerative retinal diseases. The molecule is specifically designed to restore the eyes’ ability to perceive and interpret light in visually impaired patients. It selectively enters viable downstream retinal ganglion cells (no longer receiving electrical input due to degenerated rods and cones) and is intended to turn them into light sensing cells, capable of signaling the brain as to the presence or absence of light. On March 17, 2022, we were granted Orphan Drug Designation by the United States (“U.S.”) Food and Drug Administration (“FDA”) for the Active Pharmaceutical Ingredient (“API”) in KIO-301. KIO-301 (formerly known as B-203) was acquired through the Bayon transaction which closed October 21, 2021. We initiated a Phase 1b clinical trial in the third quarter of 2022.
Based on initial results of the Phase 1b trial, we plan to expand development of KIO-301 to treat patients with late stages of Choroideremia and Stargardt disease. These diseases have a similar underlying late-stage pathology as retinitis pigmentosa, hence the mechanism of action of KIO-301 could potentially provide a similar benefit to these patients.
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
We have two additional assets, KIO-101 and KIO-201, that the Company is currently seeking to partner. KIO-101 is a next generation, non-steroidal, immuno-modulatory, small-molecule inhibitor of Dihydroorotate Dehydrogenase (“DHODH”) with what we believe to be best-in-class picomolar potency and a validated immune modulating mechanism designed to overcome the off-target side effects and safety issues associated with commercially available DHODH inhibitors. KIO-201 is a modified form of the natural polymer hyaluronic acid, designed to protect the ocular surface to permit re-epithelialization of the cornea and improve and maintain ocular surface integrity. KIO-201 has unique properties that help hydrate and protect the ocular surface. We completed a Phase 2 clinical trial in patients with Persistent Corneal Epithelial Defects ("PCEDs").
Throughout our history, we have not generated significant revenue. We have never been profitable and from inception through September 30, 2023, our losses from operations have aggregated $144.7 million. Our net loss was $10.2 million and $11.1 million for the nine months ended September 30, 2023 and 2022, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our product candidates. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure to support their commercialization including sales, marketing, and distribution functions.
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
Recent Developments
We recently made a strategic decision to stop development leading to commercialization of KIO-101 and KIO-201 and are seeking partnership to continue future development. As such, as of September 30, 2023, the estimated fair value of the KIO-101 and KIO-201 assets was less than their carrying value resulting in the realization of an impairment loss of $1.9 million.
We also recently expanded our 301 program into two new diseases, Choroideremia and Stargardt disease.
New Components of Results of Operations
None noted.
New Critical Accounting Estimates
Note noted.
Results of Operations
Comparison of Three Months ended September 30, 2023, and 2022
The following table summarizes the results of our operations for the three months ended September 30, 2023 and 2022:

	2023	2022	Change
Operating Expenses:
General and Administrative	$1,415,844	$2,033,367	$(617,523)
Research and Development	1,085,010	1,332,153	(247,143)
In-Process R&D Impairment	1,904,314	—	1,904,314
Change in Fair Value of Contingent Consideration	1,513,400	337,515	1,175,885
Total Operating Expenses	5,918,568	3,703,035	2,215,533
Other Income (Expense), Net	155,627	(1,416,304)	1,571,931
Net Loss	$(5,762,941)	$(5,119,339)	$(643,602)
General and Administrative Expenses. The decrease of $0.6 million was primarily due to a decrease in professional fees of $0.4 million for consultants used during the three months ended September 30, 2022 for interim accounting services during the transition of accounting staff, SEC filing services and legal fees, a net decrease in expenses of $0.1 million related to the settlement of an insurance claim and $0.1 million in costs related to the issuance of warrants expensed in 2022.
Research and Development Expenses. The decrease of $0.2 million was primarily due to lower preclinical expenses for KIO-101 as well as drug manufacturing and fill & finish costs for KIO-301 during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, together comprising a decrease of approximately $1.4 million. This decrease was partially offset by an increase in clinical development expenses for KIO-101 and KIO-301 clinical trial activities during the three months ended

September 30, 2023 totaling approximately $0.4 million, as well as an increase of $0.1 million in costs to terminate the Mediolanum licensing agreement and an increase of $0.1 million in salaries and other corporate expenses primarily related to scientific advisory fees. Additionally, there was a decrease of the offsetting R&D expense credit by approximately $0.5 million in 2023 due to reduced development spend.
In-Process R&D Impairment. The increase of $1.9 million was primarily due to a change in the estimated fair value of KIO-101 and KIO-201 that resulted in impairment. This was caused by a strategic decision to stop internal development activities leading to commercialization. Continued development will be dependent on a partnership.
Change in Fair Value of Contingent Consideration. The increase of $1.2 million was primarily due to a change in the probability of success related to new indications that were added for KIO-301 to include Choroideremia (CHM), and Stargardt disease which increased the probability of success for the Bayon milestone payment.
Other Income (Expense), Net. The increase of $1.6 million was primarily due to a change in fair value of warrant liability in 2022. The change in fair value of the warrant liability between issuance and reclassification to equity was $1.4 million and was primarily due to a decrease in our stock price over this period. In addition, there was an increase in net interest income of $0.2 million due to increased interest rates.
Comparison of Nine Months ended September 30, 2023, and 2022
The following table summarizes the results of our operations for the nine months ended September 30, 2023 and 2022:

	2023	2022	Change
Operating Expenses:
General and Administrative	$3,782,596	$5,500,036	$(1,717,440)
Research and Development	2,915,392	2,607,308	308,084
In-Process R&D Impairment	1,904,314	—	1,904,314
Executive Severance	—	962,833	(962,833)
Change in Fair Value of Contingent Consideration	1,865,945	604,348	1,261,597
Total Operating Expenses	10,468,247	9,674,525	793,722
Other Income (Expense), Net	222,957	(1,410,639)	1,633,596
Net Loss	$(10,245,290)	$(11,085,164)	$839,874
General and Administrative Expenses. The decrease of $1.7 million was primarily due to a decrease in professional fees of $1.4 million for consultants used during the nine months ended September 30, 2022 for interim accounting services and SEC filing services during the transition of accounting staff. Additionally, there was a net decrease in expenses of $0.1 million related to a settlement of an insurance claim, $0.1 million of facilities and IT costs related to the allocation of expenses to R&D, and stock compensation related expense of $0.1 million.
Research and Development Expenses. The increase of $0.3 million was primarily due to increases of $1.1 million in clinical expenses related to KIO-301 and KIO-101 clinical trial activities and $0.2 million in salaries and personnel costs resulting from non-executive severance expenses related to staffing changes in the clinical team. Additionally, other corporate expenses increased by approximately $0.1 million primarily related to scientific advisory fees and an increase of $0.1 million in facilities and IT related to allocated R&D expenses which were previously unallocated and included entirely in general and administrative expenses. These increases were partially offset by a decrease in preclinical work related to KIO-100 and drug manufacturing fill and finish for KIO-300 in 2022 of $1.3 million.
In-Process R&D Impairment. The increase of $1.9 million was primarily due to a change in the fair value of KIO-101 and KIO-201 resulting from a strategic decision to pursue a partnership for continued development of these programs.
Executive Severance. The decrease of $1.0 million was due to severance pay expensed at the time of termination in March 2022, but paid over the 18 month term of the agreement.

Change in Fair Value of Contingent Consideration. The increase of $1.3 million was primarily due to a change in the probability of success related to new indications that were added for KIO-301 to include Choroideremia (CHM), and Stargardt disease which increased the probability of success for the Bayon milestone payment.
Other Income (Expense), Net. The increase of $1.6 million was primarily due to a change in fair value of Warrant liability in 2022. The change in fair value of the warrant liability between issuance and reclassification to equity was $1.4 million in expense and was primarily due to a change in our stock price. In addition, there was an increase in net interest income of $0.2 million due to increased interest rates.
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
Information Regarding Cash Flows
As of September 30, 2023, we had unrestricted cash and cash equivalents totaling $5.4 million and restricted cash totaling $4.0 thousand for a total of $5.4 million compared to $6.0 million at December 31, 2022. The following table sets forth the primary uses of cash for the nine months ended September 30,:

	2023	2022
Net Cash Used in Operating Activities	$(6,975,610)	$(8,299,133)
Net Cash Provided by Investing Activities	$—	$6,375
Net Cash Provided by Financing Activities	$6,452,487	$5,377,719
Operating Activities. Net cash used in operating activities decreased $1.3 million primarily due to a net decrease in changes in assets and liabilities of $1.4 million due primarily to timing of payments and receipt of approximately $1.2 million in R&D tax credits during 2023.
Investing Activities. The decrease in cash from investing activities is due to a sale of an asset in 2022.
Financing Activities. The increase in cash from financing activities is primarily due to receiving net proceeds of approximately $0.4 million from equity line of credit share purchases, $0.3 million from warrant exercises and $5.6 million in net proceeds from a public offering that closed on June 6, 2023, compared to $5.3 million in net proceeds from a public offering in 2022 that closed on July 26, 2022.

Funding Requirements and Other Liquidity Matters
Our product pipeline is still in various stages of preclinical and clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:
•seek partnership for our KIO-101 and KIO-201 products to continue their development activities;
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including our KIO-301, KIO-101, KIO-104 and KIO-201 products, on terms that may not be favorable to us. We have currently stopped development work on KIO-101 and KIO-201 and are seeking partnership for any further development of those programs. For our active programs, if we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market KIO-301 and KIO-104 products, or any other products that we would otherwise prefer to develop and market ourselves.
In June 2023, we raised net proceeds of approximately $5.6 million in a public offering closed on June 6, 2023. Based on our cash on hand at September 30, 2023, we believe that we will have sufficient cash to fund planned operations into May 2024 with the ability to extend cash runway by drawing on the remaining $9.6 million available through the equity line of credit, subject to certain limitations on the timing and amount of shares that may be sold pursuant to that arrangement. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although historically we have been successful at raising capital, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Unaudited Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Other
For information regarding Commitments and Contingencies and Subsequent Events, refer to Note 9, Commitments and Contingencies and Note 10, Subsequent Events to the Notes to the Condensed Consolidated Financial Statements of Part 1, Item 1. Financial Statements of this Form 10-Q.
Critical Accounting Estimates
Our discussion of operating results is based upon the Unaudited Condensed Consolidated Financial Statements and accompanying notes. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting estimates are detailed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and we have no material changes from such disclosures.
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
In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our Chief Executive Officer and Executive Vice President of Finance, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above and material weaknesses identified in our Form 10-K as of December 31, 2022, our Chief Executive Officer and Executive Vice President of Finance have concluded that they believe that our disclosure controls and procedures were not effective as of the end of the period covered by this report and have made changes to address the material weaknesses identified.
Changes in Internal Control over Financial Accounting and Reporting
Our management, with the participation of the Chief Executive Officer and Executive Vice President of Finance, have evaluated whether any change in our internal control over financial accounting and reporting occurred during the three months ended September 30, 2023 and concluded that changes did occur. These changes were made to address the material weaknesses identified in the Form 10-K for the fiscal year ended December 31, 2022. We have identified and implemented and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The following remediation efforts are underway:

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

•Management is working toward a greater level of precision over the completeness and accuracy of information through the implementation of a new accounting software, as discussed above, which provides for greater automation related to previously manual tasks. Specifically, the new accounting software is being used to generate purchase orders for all material contracts and purchase commitments. The finance team has created reporting on all open contract commitments, which is being shared with management to verify the completeness and ensure accuracy of financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
While we are not currently a party to any legal proceedings as of September 30, 2023, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, each of which is incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described herein and in those filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as set forth below, we do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
On July 21, 2023, we entered into a Memorandum of Understanding with the Choroideremia Research Foundation ("CRF") to support strategic development of KIO-301 in Choroideremia ("CHM"). CHM is a rare, inherited retinal disease that causes blindness. This collaboration will accelerate our development of KIO-301, a small molecule designed to restore vision in patients with later-stage retinal degeneration. Under the collaboration, CRF will assist us with access to clinical and scientific thought leaders to assist in further development of KIO-301 for CHM. They will also provide aid in enrollment of patients for any future trials of KIO-301 for CHM.
During the three months ended September 30, 2023, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On September 27, 2023, we, through our subsidiary Kiora Pharmaceuticals GmbH, entered into a new office lease agreement for the office in Vienna, Austria which will commence on October 15, 2023 for a term of 60 months, expiring on October 14, 2028. The prior office lease ended October 31, 2023.

On October 10. 2023, we entered into an agreement to extend the office facility lease in Encinitas, California for an additional 18 months, extending the lease expiration to April 30, 2025.

On October 30, 2023, we, through our subsidiary, Bayon Therapeutics, Inc., entered into an agreement with the University of California (“UC”) to amend it's licensing agreement dated May 1, 2020 effective November 5, 2023, granting us exclusive rights to a patent application covering specific formulations of KIO-301, which was previously jointly owned by UC and Bayon. Further, Bayon has the ability to assign or transfer the agreement providing written notice is given within at least 15 days prior to any such assignment, providing written assignment agreement by successor within 30 days, and by paying an assignment fee of $30,000 within thirty days of the assignment. Per the terms of the agreement, upon execution of the amendment we were required to pay UC $15,000.
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

Date: November 9, 2023	By:	/s/ Brian M. Strem, Ph.D.
President and Chief Executive Officer (Principal executive officer)

Date: November 9, 2023	By:	/s/ Melissa Tosca
Executive Vice President of Finance (Principal financial and accounting officer)

EXHIBIT INDEX
The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit

10.1*
Kiora Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on July 21, 2023).

10.2***†	License Agreement, dated as of May 1, 2020, between Bayon Therapeutics, Inc. and the Regents of the University of California.

10.3***	First Amendment to Licensed Agreement, dated as of November 5, 2023, between Bayon Therapeutics, Inc. and the Regents of the University of California.

31.1	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______________________________
*    Management contract or compensatory plan or arrangement.
**    This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act.
***    Certain confidential portions of this exhibit were omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
†    Schedules and exhibits have been omitted from this exhibit pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.