Form 10-K
period 2023-12-31
KIORA PHARMACEUTICALS INC
filed 2024-03-25
CIK 1372514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2023, was approximately $4,762,870. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.
At March 22, 2024, there were 26,256,197 shares of the registrant’s common stock outstanding.

1

KIORA PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2023

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
•our ability to obtain and maintain intellectual property protection for our product candidates; and
•the anticipated trends and challenges in our business and the market in which we operate.
We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page of 18 this Annual Report on Form 10-K. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.
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
Kiora Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I
ITEM 1. BUSINESS
Overview
We are a clinical-stage specialty pharmaceutical company developing and commercializing therapies for the treatment of orphan retinal diseases. We were formed as a Delaware corporation on December 28, 2004, under the name of EyeGate Pharmaceuticals, Inc., and changed our name to Kiora Pharmaceuticals, Inc. effective November 8, 2021. We were originally incorporated in 1998 under the name of Optis France S.A. in Paris, France. Our lead product is KIO-301, with an initial focus on patients with later stages of vision loss due to retinitis pigmentosa (collectively including any and all sub-forms, "RP"). KIO-301 is a potential vision-restoring small molecule that acts as a “photoswitch” specifically created to restore vision in patients with inherited and age-related degenerative retinal diseases, including RP. The molecule is designed to restore the eyes’ ability to perceive and interpret light in visually impaired patients through selectively entering viable downstream retinal ganglion cells ("RGCs") (no longer receiving electrical input due to degenerated rods and cones) and turning them into light sensing cells, capable of signaling the brain as to the presence or absence of light. On March 17, 2022, we were granted orphan drug designation ("ODD") by the United States Food and Drug Administration (FDA) for the active pharmaceutical ingredient ("API") in KIO-301. We initiated a Phase 1b clinical trial in the third quarter of 2022 and dosed the first patient in November 2022 with the last patient completing the study in September 2023. Data from this trial was presented in November 2023 at the American Academy of Ophthalmology Annual Meeting. The full data package triggered multiple discussions with various potential pharmaceutical partners. After assessing all available options, the Company chose to partner with Théa Open Innovation ("TOI"), a sister company of Laboratories Théa. In addition to the financial terms of this partnership, we have formed a joint steering committee with TOI for the continued development and potential commercialization of KIO-301. KIO-301 (formerly known as B-203) was acquired through the Bayon Therapeutics, Inc. ("Bayon") transaction which closed October 21, 2021.
We are also planning to develop KIO-104 for the treatment of Posterior Non-Infectious Uveitis, a rare T cell-mediated, intraocular inflammatory disease. KIO-104 is a next-generation, non-steroidal, immuno-modulatory, small-molecule inhibitor of dihydroorotate dehydrogenase ("DHODH") formulated for intravitreal delivery, and is ideally suited to suppress overactive T-cell activity to treat the underlying inflammation. We believe KIO-104 to be best-in-class with picomolar potency and a validated immune modulating mechanism of action designed to overcome the off-target side effects and safety issues associated with commercially available DHODH inhibitors. In a 14-day good laboratory practice ("GLP") intravenous ("IV") repeated dose toxicity study in rats, no adverse or test item related effects were observed in any of the tested parameters (mortality, clinical observations, ophthalmoscopy, body weight and food consumption, hematology and coagulation, clinical biochemistry, organ weight, pathology, and histopathology) at the highest doses tested (1.0 mg/kg). Data from a Phase 1b/2a study, reported in October 2022, showed that a single injection of KIO-104 decreased intraocular inflammation and improved visual acuity for the duration of the study. Further, there is evidence of reduced Cystoid Macular Edema from baseline. KIO-104 (formerly known as PP-001) was acquired through the acquisition of Panoptes Pharma GmbH (Panoptes) in the fourth quarter of 2020.
We are considering strategic partnering for our KIO-101 asset, which focuses on treating the ocular manifestation of patients with autoimmune diseases, including rheumatoid arthritis and, as such, is termed the Ocular Presentation of Rheumatoid Arthritis and Other Autoimmune Diseases (OPRA+). KIO-101 uses the same active compound in KIO-104, but is formulated as an ophthalmic topical eye drop. In the fourth quarter of 2021, we reported top-line safety and tolerability data from a Phase 1b proof-of-concept study evaluating KIO-101 in patients with ocular surface inflammation. As a further sign of safety, there were zero clinically significant laboratory findings (including liver enzymes) observed in both healthy patients and those with ocular surface inflammation.
We are also open to partnering our KIO-201 asset which is for patients with persistent corneal epithelial defects (PCED), an orphan disease. KIO-201 has also been evaluated for patients recovering from surgical wounds, such as those undergoing the laser vision correction procedure, photorefractive keratectomy ("PRK"). KIO-201 is a modified form of the natural polymer hyaluronic acid ("HA"), designed to protect the ocular surface to permit re-epithelialization of the cornea and improve and maintain ocular surface integrity. KIO-201 has unique properties that help hydrate and protect the ocular surface. We completed a Phase 2 clinical trial in patients with PCEDs and released full data in April 2023.
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
While no approved therapies are available for the treatment of RP, current therapeutics in development primarily rely on genetic approaches to introduce light sensing channels into viable downstream cells, a field termed optogenetics. KIO-301 is a small molecule photoswitch, that confers light sensitivity to downstream cells, specifically the RGCs, potentially triggering the same phototransduction signaling as if the photoreceptors were present and viable.
Our Solution: KIO-301
KIO-301 is a novel small molecule with the potential to confer light sensitivity to patients with degenerated retinas due to either inherited or age-related diseases, which has received an ODD from the FDA. Many retinal diseases result in the death of the retinal photoreceptors, the light sensing cells in the retina. However, downstream retinal neurons, such as the bipolar and RGCs remain viable for long periods after photoreceptor death. KIO-301 selectively enters these cells and non-covalently resides on the intracellular domains of potassium and hyperpolarization-activated, cyclic nucleotide-gated voltage gated ion channels. As KIO-301 has an azobenzene core, visible light causes a rapid and reversible change in the isomeric state of the molecule, transforming from a linear molecule to an orthogonal molecule. When this happens, the voltage gated ion channels and current efflux are blocked, causing cellular depolarization and signaling to the brain as to the presence of light. When light is no longer touching the molecule, it reverts back to its linear state, allowing ion efflux from the cells and thus promoting repolarization and a turning “off” of the brain signaling.
This novel mechanism of action enables potential application to multiple diseases. RP is a group of inherited eye diseases that cause photoreceptor cell death. In the U.S., RP is considered an orphan disease with a prevalence of fewer than 200,000. This prevalence enables consideration for KIO-301 to qualify for an ODD in the treatment of RP, conferring increased regulatory collaboration with the FDA, and market exclusivity if clinical trials demonstrate safety and efficacy. On March 17, 2022, we were granted an ODD by the FDA for the active ingredient in KIO-301. Currently, no therapeutics are approved to treat patients with RP.
A possible market expansion beyond RP would be to evaluate KIO-301 in patients with geographic atrophy (GA), the late stage of age-related dry macular degeneration. Like RP, GA results in photoreceptor degeneration while maintaing RGC viability. Thus, KIO-301 could benefit these patients who have lost vision. There are about 1,000,000 patients in the U.S. with GA and to date, no therapeutics are approved to treat this disease.
Posterior Non-Infectious Uveitis Market Overview
Noninfectious uveitis involving the posterior segment is an important and leading cause of vision loss. While oral corticosteroid therapy is the first-line approach, depending on its underlying cause, uveitis often cannot be controlled after tapering of the steroid to a dose that is safe for chronic treatment. Thus, steroid-sparing immunosuppressive therapy can play an important role for treating this disease.
There are approximately 0.2 million cases of posterior non-infectious uveitis annually in the U.S., UK and EU.1
Our Solution: KIO-104
KIO-104 is a third-generation small molecule DHODH inhibitor. DHODH is extensively exploited as potential drug targets for immunological disorders, oncology, and infectious diseases. DHODH is a key enzyme in the de novo pyrimidine synthesis pathway. This enzyme is located in the mitochondria and catalyzes the conversion of dihydroorotate (DHO) to orotate as the fourth step in the de novo synthesis of pyrimidines that are ultimately used in the production of nucleotides.
Nucleotides are required for cell growth and replication. Nucleotides are the activated precursors of nucleic acids and are necessary for the replication of the genome and the transcription of the genetic information into RNA. Nucleotides also serve as an energy source for a more select group of biological processes (adenosine triphosphate and guanosine triphosphate). They also play a role in the formation of glycogen, signal-transduction pathways, and as components of co-enzymes (nicotinamide adenine dinucleotide and flavin adenine dinucleotide). An ample supply of nucleotides in the cell is essential for all cellular processes.
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
Currently, two first generation DHODH inhibitors have been approved in the U.S. and abroad and are marketed by Sanofi as leflunomide (Arava®) and the active metabolite teriflunomide (Aubagio®). These oral tablets are approved for the treatment of rheumatoid and psoriatic arthritis and multiple sclerosis (MS), respectively. These diseases are autoimmune disorders. One potential explanation for the therapeutic effects of Arava® in arthritis is the reduction in the numbers or reactivity of activated T-cells, which are involved in the pathogenesis of arthritis. The generally accepted view of human MS pathogenesis implicates peripheral activation of myelin-specific autoreactive T-cells that lead to inflammatory disease in the central nervous system. By blocking the de novo pyrimidine synthesis pathway via DHODH inhibition, it is suggested that Aubagio® reduces T-cell proliferation in the periphery. Arava® and Aubagio® are formulated as oral drugs and it is established that leflunomide will be metabolized in the liver to the active metabolite teriflunomide. Hepatotoxicity was reported as a major side effect after oral administration, possibly as a result of the extent of liver metabolism. Moreover, it was shown that apart from DHODH, a series of protein kinases are inhibited by Arava® and Aubagio®.
Ocular Presentation of Rheumatoid Arthritis Market (OPRA+) Overview
Patients with systemic autoimmune diseases including Rheumatoid Arthritis (RA), are known to suffer from ocular presentation of their underlying autoimmune conditions. Secondary to inflammation and associated pathologies in the joint synovium, the eye carries significant morbidity and impact on eye health and quality of life. These ocular presentations can include signs and symptoms similar to keratoconjunctivitis sicca (KCS), episcleritis, scleritis, peripheral ulcerative keratitis, anterior uveitis, as well as retinal vasculitis. In patients with OPRA+, the surface of the eye often has significant irritation accompanied by symptoms of soreness, grittiness,
1 Based on prevalence data from the International EyeCOPE Study published in Ophthalmology and Therapy (June 2021) Volume 10, pages 565–580.

light sensitivity, and dryness. Patients with RA suffer from ocular signs and symptoms at a rate reported to be 2-3X that of the general population. Furthermore, in those OPRA+ patients, up to 50% report moderate to severe signs and symptoms. Today, there are approximately 1.8 million2 RA patients in the U.S. Approximately one-third of these patients present with OPRA+ (more than 0.5 million in the U.S.), with more than 90% seeking prescription medication to address these ophthalmic manifestations. Unfortunately, today's ocular surface anti-inflammatory medicines are usually not sufficient to treat OPRA+ as they are broad and not targeted to the underlying pathophysiology.
RA, as well as OPRA+, are T-cell mediated auto-inflammatory diseases and whilst rheumatologists are helping the systemic manifestations of this disease with approved targeted t-cell modulators, including DHODH inhibitors, ophthalmologists do not have the same toolbox of treatments designed specifically to help patients with ocular presentation.
Our Solution: KIO-101
As noted above, KIO-101 is a member of a family of DHODH inhibitors, known to be disease modifying agents in autoimmune diseases. KIO-101 is a topical ophthalmic formulation of the same API as KIO-104. As a significant portion of the ocular surface inflammation due to underlying autoimmune diseases is caused by over-active T-cells, it is believed that a DHODH inhibitor has the potential to positively impact this disease.
Ocular Surgery Market Overview
There are multiple surgical procedures involving the ocular surface that have long recovery, whereby acceleration of that period would benefit the patients. PRK surgery is an efficacious alternative to patients seeking surgical correction of refractive errors who are not suitable candidates for Laser-Assisted In Situ Keratomileusis ("LASIK") due to inadequate corneal thickness, larger pupil size, history of KCS, or anterior basement membrane disease. PRK surgery involves controlled mechanical removal of corneal epithelium with subsequent excimer laser photoablation of the underlying Bowman’s layer and anterior stroma, including the subepithelial nerve plexus.
The military prefers PRK as a refractive procedure due to the stability of the PRK incision and the absence of risk for flap dislocation during military active duty. Although this procedure yields desirable visual acuity results, common complications of the procedure include post-operative pain secondary to the epithelial defects, risk of corneal infection prior to re-epithelization of the large epithelial defect, corneal haze formation, decreased contrast sensitivity, and slower visual recovery. The number of laser vision correction procedures is on the rise, estimated in 2021 at over 2.1 million in the U.S., according to the National Organization for Rare Disorders ("NORD"). Whilst PRK comprises a fraction of these procedures, there are about 160,000 surgeries performed annually in the U.S according to NORD. These surgeries are heavily consolidated to a few corporate umbrellas, such as TLC Laser Eye Centers, enabling a targeted commercial campaign once a therapeutic is approved.
Our Solution: KIO-201
KIO-201 is a synthetic modified HA capable of coating the ocular surface and designed to resist degradation under conditions present in the eye. This prolongs residence time of the bandage on the ocular surface, thereby addressing one of the limitations of current non-cross-linked HA formulations. Additionally, cross-linking allows the product’s viscosity to be modified to meet optimum ocular needs. The improved viscoelasticity and non-covalent muco-adhesive interfacial forces improve residence time in the tear film, thus providing a coating that aids re-epithelization of the ocular surface via physical protection. If KIO-201 is approved by the FDA, we expect that it will be the only wound healing prescription eye drop available in the U.S. based on HA.
KIO-201 exhibits significant shear thinning properties. This feature allows the modified HA to act as a more concentrated, viscous barrier at low shear rates in a resting tear film, but also as a lower resistance fluid (therefore thinned) during high shear events such as blinking. This property enables better residence time and a more favorable ocular surface coating with less optical blur. We have demonstrated in animal studies that
2 Based on prevalence data from the Epidemiology of RMD study published in Rheumatology International (April 2017) 37:1551–1557.

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
Our Strategy
Our goal is to develop products for treating disorders of the eye. The key elements of this strategy are to:
•Develop Core Assets
–Continue clinical development of KIO-301 for which a Phase 2 clinical study is being planned in patients with mid to late-stage retinitis pigmentosa in collaboration with TOI.
–Continue clinical development of KIO-104 for which a Phase 2 clinical study is being planned for the treatment of posterior non-infectious uveitis.
•Increase Equity Value through Collaborations
–Seek partnership for our KIO-101 and KIO-201 products to continue their development activities.
–Pursue strategic collaborations to further the Company’s existing assets with respect to new indication potential and more detailed mechanism of action, which can result in new intellectual property.
Collaborations
On January 25, 2024, we entered into an agreement with TOI, a sister company of Laboratories Théa, with respect to KIO-301. The agreement grants TOI the global rights (except for certain countries in Asia) to co-develop and commercialize KIO-301 in ophthalmology. We and TOI will operate under a Joint Steering Committee for the strategic and operational components of KIO-301's continued development. In exchange, we received an upfront payment of $16 million and will be eligible to receive aggregate clinical development, regulatory and commercial milestone payments of up to $285 million and tiered commercial royalties up to the low twenty percents. Further, TOI is responsible for all research and development costs of KIO-301.
On July 21, 2023, we entered into a Memorandum of Understanding with the Choroideremia Research Foundation ("CRF") to support strategic development of KIO-301 in Choroideremia ("CHM"). CHM is a rare, inherited retinal disease that causes blindness. This collaboration could accelerate our development of KIO-301, which also is included in the TOI partnership. Under the collaboration, CRF will assist us with access to clinical and scientific thought leaders to assist in further development of KIO-301 for CHM. CRF will also provide aid in enrollment of patients for any future trials of KIO-301 for CHM.
Our Development Pipeline
TOI – Théa Open Innovation
‡ Timing to be determined in collaboration with TOI partnership
Clinical Development
KIO-301: Retinitis Pigmentosa
Phase 1b Study:
In the fourth quarter of 2022, we initiated a first-in-human clinical trial of KIO-301, referred to as the ABACUS study. The study was designed to evaluate the safety and efficacy of KIO-301 in patients with late-stage Retinitis Pigmentosa.
Design
This was a Phase 1b open-label, single ascending dose clinical trial for people living with retinitis pigmentosa. The study enrolled six patients and evaluated 12 eyes. The first cohort of three patients included individuals with no or bare light perception due to the progression of RP. The second cohort included patients able to perceive light but with ultra-low vision, clinically diagnosed as being able to detect hand motion or count fingers, but incapable of reading even the largest letter on an eye chart. Dose escalations were performed in each patient's contralateral eye. The primary endpoints were safety and tolerability, with secondary efficacy endpoints including objective and subjective evaluations, such as object identification and contrast assessment, navigation, perimetry, functional MRI and other ophthalmic and quality-of-life assessments. This multi-site study was being conducted at The Royal Adelaide Hospital in Adelaide, South Australia as well as at a private ophthalmology clinic in Adelaide, South Australia.
Study Results
We completed the last patient dosing of the initial trial in September 2023 with topline results announced on November 4, 2023 at the American Academy of Ophthalmology retina sub-specialty day. KIO-301 achieved its primary endpoint of safety and tolerability at all doses tested with no ocular nor non-ocular serious adverse events. Regarding key secondary efficacy endpoints, KIO-301 consistently demonstrated improvements in vision from baseline, including expansion of visual fields, improved visual acuity and light perception, higher success rates in multiple functional vision tests, increased neural activity within the primary visual cortex and improvements in quality of life.

KIO-104: Non-Infectious Posterior Uveitis
Phase 1b/2a Study:
A first-in-human clinical study to evaluate the safety of an intravitreal injection of KIO-104 in patients with chronic, non-infectious uveitis was conducted and the final study report was completed in 2021.
Design
KIO-104 was delivered as a single, intravitreal injection of 300, 600, and 1,200 ng per eye. The primary objective of the study assessed the safety, tolerability and pharmacokinetics ("PK") of ascending doses of KIO-104 in 12 patients. The secondary objectives assessed intraocular inflammation and visual acuity.
Study Results
KIO-104 showed an excellent safety profile and promising efficacy signals in improvement of inflammatory parameters and visual acuity in uveitis patients with an apparent dose dependent treatment effect in improvement of visual acuity at Day 14 post dosing. Upon analyzing only the highest dose group (1,200 ng), a fundamental mean improvement of visual acuity is seen in the patients, which started within the first week post injection (Day 7) and lasted beyond the last study visit (Day 28). Apart from improved visual acuity, improvements in vitreous haze and reduction in macular edema were observed in the patients treated with KIO-104.

Intellectual Property and Proprietary Rights
Overview
We are building an intellectual property portfolio for our active platforms, KIO-104 and KIO-301, and any other product candidates that we may develop, as well as other devices and product candidates for treatment of ocular indications in the U.S. and abroad. We currently seek, and intend to continue to seek, patent protection in the U.S. and internationally for our product candidates, methods of use, and processes for manufacture, and for other technologies, where appropriate. Our current policy is to actively seek to protect our proprietary position by, among other things, filing patent applications in the U.S. and abroad relating to proprietary technologies that are important to the development of our business. We also rely on, and will continue to rely on, trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.
Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for the technologies that we consider important to our business, our ability to defend our patents, and our ability to preserve the confidentiality of our trade secrets and operate our business without infringing the patents and proprietary rights of third parties.
Patent Portfolio
Our patent portfolio includes patents covering KIO-101 and KIO-104 including composition-of-matter, formulations thereof and its therapeutic uses in the treatment of ocular disorders and diseases and more. In addition, we hold a patent portfolio covering KIO-201 consisting of composition-of-matter and methods of use patents. Our KIO-301 portfolio of patents covers composition-of-matter, methods of use, and formulations thereof. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant new drug application or NDA. See “Government Regulation — Patent Term Restoration and Marketing Exclusivity” below.
Globally, we hold 46 active and valid patents.
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
On July 2, 2013, we (through our subsidiary, Kiora Pharmaceuticals, GmbH) entered into an out-license agreement with 4SC granting 4SC the exclusive worldwide right to commercialize the compound KIO-101 for RA and inflammatory bowel disease, including Crohn’s disease and ulcerative colitis. We are eligible to receive milestone payments totaling up to €155 million, upon and subject to, the achievement of certain specified developmental and commercial milestones. We have not received any milestones from 4SC. In addition, we are eligible to receive royalties of 3.25% on net sales of KIO-101.

On September 12, 2013, we, through our subsidiary, Jade Therapeutics, Inc., entered into an agreement with Lineage Cell Therapeutics, Inc. ("Lineage"), formerly known as BioTime, Inc., granting to us the exclusive worldwide right to commercialize cross-linked thiolated carboxymethyl hyaluronic acid (modified HA) for ophthalmic treatments in humans. The agreement requires us to pay an annual fee of $30,000 and a royalty of 6% on net sales of KIO-201 to Lineage based on revenue relating to any product incorporating the modified HA technology. The agreement expires when patent protection for the modified HA technology lapses in August 2027.
On November 17, 2014, we, through our subsidiary Kiora Pharmaceuticals GmbH, entered into an intellectual property and know-how licensing agreement with Laboratoires Leurquin Mediolanum S.A.S. (Mediolanum) for the commercialization of KIO-101 (the “Mediolanum Agreement”) in specific territories. Under the Mediolanum agreement, we out-licensed rights to commercialize KIO-101 for uveitis, dry eye, and viral conjunctivitis in Italy and France. This agreement was amended on December 10, 2015, to also include Belgium and The Netherlands. Under the Mediolanum Agreement, Mediolanum is obligated to pay up to approximately €20 million in development and commercial milestones, and a 7% royalty on net sales of KIO-101 in the territories through the longer of the expiry of the valid patents covering KIO-101 or 10 years from the first commercial sale. The royalty is reduced to 5% after patent expiry. On September 7, 2023, we (through our subsidiary Kiora Pharmaceuticals GmbH) agreed to a settlement agreement with Mediolanum to terminate the existing out-licensing rights by Mediolanum to commercialize KIO-101 for uveitis, dry eye and viral conjunctivitis in Italy, France, Belgium and Netherlands including all related commercial milestone payments and royalty obligations. We agreed to pay a termination fee of $0.1 million, of which $50,000 was paid upon execution of the agreement, and $50,000 is payable on the one year anniversary of the termination.
On September 26, 2018, we entered into an intellectual property licensing agreement (the “SentrX Agreement”) with SentrX Animal Care, Inc. ("SentrX"), a veterinary medical device company that develops and manufactures veterinary wound care products. Under the SentrX Agreement, we in-licensed the rights to trade secrets and know-how related to the manufacturing of KIO-201. The SentrX Agreement enables us to pursue a different vendor with a larger capacity for manufacturing and an FDA-inspected facility for commercialization of a product for human use. Under the SentrX Agreement, SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified developmental and commercial milestones. On June 7, 2023, we entered into an amendment agreement (the "SentrX First Amendment") whereby SentrX removed our obligation to make any further payments, milestone or otherwise. The term of the agreement is until the Product is no longer in the commercial marketplace. In addition, on June 7, 2023, we entered into a new exclusive license agreement (the "New SentrX Agreement") with SentrX, whereby we out-licensed certain KIO-201 patents for use in animal health and veterinary medicine. Under the New SentrX Agreement, SentrX is obligated to pay us a flat low single-digit royalty on net sales, and is effective until the last licensed patent terminates. On August 16, 2023, SentrX was acquired by Domes Pharma Group.
On May 1, 2020, we, through our subsidiary Bayon, entered into an agreement with University of California ("UC") granting to us the exclusive rights to its pipeline of photoswitch molecules. The agreement requires us to pay an annual fee to UC of $5,000, as well as payments to UC upon the achievement of certain development milestone and royalties based on revenue relating to any product incorporating KIO-301. We are obligated to pay royalties on net sales of 2% of the first $250 million of net sales, 1.25% of net sales between $250 million and $500 million, and 0.5% of net sales over $500 million. The agreement expires on the date of the last-to-expire patent included in the licensed patent portfolio which is January 2030.
On October 30, 2023, we, through our subsidiary Bayon, entered into an agreement with UC to amend the UC licensing agreement effective November 5, 2023, granting us exclusive rights to a patent application covering specific formulations of KIO-301, which was previously jointly owned by UC and Bayon. Further, Bayon has the ability to assign or transfer the agreement providing written notice is given within at least 15 days prior to any such assignment, providing written assignment agreement by successor within 30 days, and by paying an assignment fee of $30,000 within thirty days of the assignment. Per the terms of the agreement, upon execution of the amendment, we were required to pay UC $15,000.
On May 1, 2020, we, through our subsidiary Bayon, entered into an agreement with Photoswitch Therapeutics, Inc. ("Photoswitch") granting to us access to certain patent applications and IP rights with last-to-expire patent terms of January 2030. The agreement calls for payments to Photoswitch upon the achievement of certain development milestones and upon first commercial sale of the product.
On January 25, 2024, we entered into an agreement with TOI to co-develop and commercialize KIO-301 globally (except for certain countries in Asia) in the field of ophthalmology. This agreement carries a collaborative approach to the continued development of KIO-301 (of which TOI is 100% responsible for direct costs of all research and development activities) and upon the achievement of certain clinical development, regulatory and commercial milestones, we may become eligible to receive up to $285 million in aggregate. We also received an upfront payment from TOI of $16 million and have a tiered commercial royalty structure up to the low twenty percents.
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
Sales and Marketing
If KIO-104 or KIO-301, are approved by the FDA for commercial sale, we may enter into additional agreements with third parties to sell KIO-104 or KIO-301, or we may choose to market these directly to physicians in the U.S. or globally through our own sales and marketing force and related internal commercialization infrastructure. If we market KIO-104 or KIO-301 (where TOI does not have commercialization rights) directly, we will need to incur significant additional expenses and commit significant additional management resources to establish and train an internal sales and marketing force to market and sell KIO-104 or KIO-301.
Manufacturing
We do not have an in-house manufacturing capability for our products and as a result, we will depend heavily on third-party contract manufacturers to produce and package our products. We currently do not have any contractual relationships with third-party manufacturers. We intend to rely on third-party suppliers that we have used in the past for the manufacturing of various components that comprise our KIO-104, KIO-301 and other contemplated clinical trials.
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
Government Regulation
FDA Approval Process
In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Food Drug and Cosmetic Act ("FDCA") and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, a clinical hold, warning letters, recall or seizure of products, partial or total suspension of production, withdrawal of the product from the market, injunctions, fines, civil penalties, or criminal prosecution.
FDA approval is required before any new drug can be marketed in the U.S. The process required by the FDA before a new drug product may be marketed in the U.S. generally involves:
•completion of pre-clinical laboratory and animal testing and formulation studies in compliance with the FDA’s GLP, regulation;
•submission to the FDA of an Investigational New Drug or IND, for human clinical testing which must become effective before human clinical trials may begin in the U.S.;
•approval by an independent Institutional Review Board or IRB, at each site where a clinical trial will be performed before the trial may be initiated at that site;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practices or GCP, to establish the safety and efficacy of the proposed product candidate for each intended use;
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
Manufacturing Requirements
We and our third-party manufacturers must comply with applicable FDA regulations relating to FDA CGMP regulations. The CGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, extensive records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet CGMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and our third-party manufacturers and certain key component suppliers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, including untitled letters, warning letters, determinations of product adulteration, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval. Such perceived problems concerning safety or efficacy may arise in the context of clinical studies continued as a result of our post-marketing obligations, reports we or the FDA receive from patients and healthcare providers, or literature published by third parties regarding our products or similar products.

Third-Party Payor Coverage and Reimbursement
Reimbursement is expected to use standard approaches for ophthalmology. The commercial success of KIO-104 and KIO-301, if and when commercialized, and our other product candidates will depend, in part, upon the availability of coverage and reimbursement from third-party payors at the federal, state, and private levels, including U.S. Government Payor programs, such as Medicare and Medicaid, private health care insurance companies, and managed care plans that have attempted to control costs by limiting coverage and the amount of reimbursement for particular procedures or drug treatments. The U.S. Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. Ongoing federal and state government initiatives directed at lowering the total cost of health care will likely continue to focus on healthcare reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid payment systems.
We expect that the pharmaceutical industry will continue to experience pricing pressures due to these initiatives and the trend toward managed healthcare and the increasing influence of managed care organizations. Our results of operations could be adversely affected by current and future healthcare reforms.
Some third-party payors also require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers that use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for KIO-104, KIO-301, or any other product candidate that we may develop and operate profitably.
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
Employees and Human Capital Resources
As of December 31, 2023, we had twelve full-time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees and have experience with drug development. Our future performance depends significantly upon the continued service of our key scientific, technical, and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth, and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, equity awards, healthcare and insurance benefits, paid time off, family leave, and flexible work schedules, among other benefits.
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

Our Corporate Information
Kiora Pharmaceuticals, Inc. was formed in Delaware on December 28, 2004, under the name EyeGate Pharmaceuticals, Inc. On November 8, 2021, we completed a merger of our wholly-owned Delaware subsidiary, Kiora Pharmaceuticals, Inc. (incorporated in October 2021) into EyeGate Pharmaceuticals, Inc., which merger resulted in the amendment of our restated certificate of incorporation to change our name to “Kiora Pharmaceuticals, Inc.” effective November 8, 2021. In connection with the name change, we changed our symbol on the Nasdaq Capital Market to “KPRX” and began using a new CUSIP number for shares of our common stock (49721T101) effective at the market open on November 8, 2021. Following the reverse stock split effective September 27, 2022, we began using a new CUSIP number for shares of our common stock (49721T309). We were originally incorporated in 1998 under the name of Optis France S.A. in Paris, France. We have four wholly-owned subsidiaries: Jade Therapeutics, Inc., Kiora Pharmaceuticals, GmbH (formerly known as Panoptes Pharma GmbH), Bayon Therapeutics, Inc., and Kiora Pharmaceuticals Pty Ltd (formerly known as Bayon Therapeutics Pty Ltd). Our former subsidiary, EyeGate Pharma S.A.S. was dissolved effective December 31, 2020. Our principal executive offices are located at 332 Encinitas Blvd., Suite 102, Encinitas, California, 92024, and our telephone number is (858) 224-9600.
Available Information and Website
We maintain an internet website at www.kiorapharma.com and make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the United States Securities and Exchange Commission, or the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s website at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors, and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as an inactive technical reference only.
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
•We have incurred significant operating losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
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

•We depend heavily on the success of KIO-104 and KIO-301. If we are unable to successfully obtain marketing approval for KIO-104, or KIO-301, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize KIO-104 or KIO-301, our business will be materially harmed.
•If clinical trials of KIO-104, KIO-301, or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be delayed or unable to complete, the development and commercialization of KIO-104, KIO-301, or any other product candidate.
•Even if KIO-104, KIO-301, or any other product candidate that we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for our product candidates may be smaller than we estimate.
•If we are unable to establish sales, marketing, and distribution capabilities, we may not be successful in KIO-104, KIO-301, or any other product candidates that we may develop if and when they are approved.
•We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.
•Even if we are able to commercialize KIO-104, KIO-301, or any other product candidate that we may develop, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices, or healthcare reform initiatives which could harm our business.
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
•If we are not able to obtain required regulatory approvals, we will not be able to commercialize KIO-104, KIO-301, or any other product candidate that we may develop; and our ability to generate revenue will be materially impaired.
•We incur increasing costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.
•Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.
•If we identify a material weakness in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely meet requirements applicable to public companies, which may adversely affect investor confidence in us, and, as a result, the market price of our common stock.

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
Since inception, we have incurred significant operating losses. Our net loss was approximately $12.5 million for the year ended December 31, 2023, $13.6 million for the year ended December 31, 2022 and $147.0 million from the period of inception (December 28, 2004) through December 31, 2023. To date, we have financed our operations primarily through private placements and public offerings of our securities, and payments from our license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies and, beginning in 2008, clinical trials. We are still in the development stage of our product candidates and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year.
We anticipate that our expenses will continue to be significant with the clinical trials for the ongoing development of our KIO-104 and KIO-301 products.
Our expenses will also increase if and as we:
•seek marketing approval for KIO-104 and KIO-301, whether alone or in collaboration with third parties;
•continue the research and development of KIO-104, KIO-301, and any of our other product candidates;
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
•expand our operational, financial and management systems, and personnel, including personnel to support our clinical development, manufacturing, and planned future commercialization efforts and our operations as a public company; and
•increase our insurance coverage as we expand our clinical trials and commence commercialization of KIO-104 and KIO-301.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if:
•we are required by the FDA or foreign equivalents to perform studies or clinical trials in addition to those currently expected and

•there are any delays in enrollment of patients in or completing our clinical trials or the development of KIO-104, KIO-301, or any other product candidates that we may develop.
Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize KIO-104, KIO-301, or other product candidates that we may develop, which may never occur. This will require us to be successful in a range of challenging activities, including:
•establishing collaboration, distribution, or other marketing arrangements with third parties to commercialize KIO-104 and KIO-301 in markets outside the U.S.;
•achieving an adequate level of market acceptance of our product candidates;
•protecting our rights to our intellectual property portfolio related to our product candidates; and
•ensuring the manufacture of commercial quantities of KIO-104 and KIO-301.
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
We expect to devote substantial financial resources to our ongoing and planned activities, particularly continuing the clinical development of our KIO-104 and KIO-301 products. In the future, we expect to raise additional financial resources for the continued clinical development of KIO-104, KIO-301, and other product candidates we may develop. In addition, if we obtain regulatory approval for any of our product candidates, we would need to devote substantial financial resources to commercialization efforts, including product manufacturing, marketing, sales, and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts.
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
As of December 31, 2023, we had cash and cash equivalents of $2.5 million. Subsequent to year-end, in January 2024, we entered into a strategic development and commercialization agreement with TOI receiving an upfront payment of $16 million. Additionally, in January 2024, we completed a private placement transaction raising net proceeds of approximately $13.8 million.
With the current cash on hand, we believe we will have sufficient cash to fund planned operations into 2026, however, the acceleration or reduction of cash outflows by management can significantly impact the timing needed for raising additional capital to complete development of our products. To continue development, we will need to raise additional capital through debt and/or equity financing or access additional funding through U.S. or foreign grants. Although we completed our initial public offering and subsequent public offerings, registered direct offerings and private placements, additional capital may not be available on terms favorable to us, if at all. Accordingly, no assurances can be given that management will be successful in these endeavors. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Identifying potential product candidates and conducting pre-clinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. Our commercial revenues, if any, will be derived from sales of KIO-104, KIO-301, or any other products that we successfully develop, none of which we expect to be commercially available for several years, if at all. In addition, if approved, any product candidate that we develop or any product that we in-license may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
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
We are a clinical-stage company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies, and conducting clinical trials of KIO-104 and KIO-301. We have not yet demonstrated our ability to successfully complete development of a product candidate, obtain marketing approvals, manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization.
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
Risks Related to the Discovery and Development of Our Product Candidates
We depend heavily on the success of KIO-104 and KIO-301. If we are unable to successfully obtain marketing approval for KIO-104 and KIO-301, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize KIO-104 and KIO-301, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the development of KIO-101 and KIO-201, and we expect to invest a significant portion of our efforts and financial resources in the development of KIO-104 and KIO-301 in the future. There remains a significant risk that we will fail to successfully develop either product candidate.
We cannot accurately predict when or if KIO-104 or KIO-301 will prove effective or safe in humans or whether it will receive marketing approval. Our ability to generate product revenues, which may never occur, will depend heavily on our obtaining marketing approval for and commercializing KIO-104 and KIO-301.
The success of KIO-104 and KIO-301 will depend on several factors, including the following:
•obtaining favorable results from clinical trials;
•applying for and receiving marketing approvals from applicable regulatory authorities for KIO-104 and KIO-301;
•making arrangements with third-party manufacturers for commercial quantities of KIO-104 and KIO-301 and receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities;
•establishing sales, marketing, and distribution capabilities and launching commercial sales of KIO-104 and KIO-301, if and when approved, whether alone or in collaboration with others;

•acceptance of KIO-104 and KIO-301, if and when approved, by patients, the medical community, and third-party payors;
•effectively competing with other therapies, including the existing standard-of-care;
•maintaining a continued acceptable safety profile of KIO-104 and KIO-301 following approval;
•obtaining and maintaining coverage and adequate reimbursement from third-party payors;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and
•protecting our rights in our intellectual property portfolio related to KIO-104 and KIO-301.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize KIO-104 and KIO-301, which would materially harm our business.
If clinical trials of KIO-104, KIO-301, or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be delayed or unable to complete, the development and commercialization of KIO-104, KIO-301, or any other product candidate.
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
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize KIO-104, KIO-301, or any other product candidates that we may develop, including:
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
We may not be able to initiate or continue clinical trials for KIO-104 and KIO-301, or our other product candidates that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. In addition, some of our competitors may have ongoing clinical trials for product candidates that treat the same indications as KIO-104 and KIO-301, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.
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
If KIO-104, KIO-301, or any of our other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects, or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or early-stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound.

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
Risks Related to the Commercialization of Our Product Candidates
Even if KIO-104, KIO-301, or any other product candidate that we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success and the market opportunity for our product candidates may be smaller than we estimate.
If KIO-104, KIO-301, or any other product candidate that we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community.
Our assessment of the potential market opportunity for KIO-104 and KIO-301 is based on industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. If the actual market for KIO-104 and KIO-301 is smaller than we expect, our product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.
If we are unable to establish sales, marketing and distribution capabilities, we may not be successful in KIO-104, KIO-301, or any other product candidates that we may develop if and when they are approved.
We do not have a sales or marketing infrastructure. To achieve commercial success for any product for which we have obtained marketing approval and have not licensed the commercialization rights, we will need to establish sales, marketing, and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties.
In the future, we plan to build sales and marketing infrastructure to market or co-promote KIO-104, KIO-301, and possibly other product candidates that we develop, if and when they are approved. There are risks involved with establishing our own sales, marketing, and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of KIO-104, KIO-301, or any other product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
We expect to enter into arrangements with third parties to perform consulting, sales, marketing, and distribution services in markets outside the U.S. We may also enter into arrangements with third parties to perform these services in the U.S. if we do not establish our own sales, marketing, and distribution capabilities in the U.S., or if we determine that such third-party arrangements are otherwise beneficial. Our product revenues and our profitability, if any, under any such third-party sales, marketing, or distribution arrangements are likely to be lower than if we were to market, sell, and distribute our product candidates. In addition, we may not be successful in entering into arrangements with third parties to sell, market, and distribute our product candidates, or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales, marketing, and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing KIO-101, KIO-104, KIO-201, KIO-301, or any other product candidates that we may develop.
We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.
The development and commercialization of new drug products is highly competitive. We face competition with respect to KIO-104, KIO-301, and our other current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.
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
In addition, our ability to compete may be affected in many cases by insurers or other third-party payors, particularly Medicare, seeking to encourage the use of generic products. Generic products are currently being used for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If KIO-104, KIO-301, or any other product candidate that we may develop achieves marketing approval, we expect that it will be priced at a premium over competitive products.
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

Even if we are able to commercialize KIO-104, KIO-301, or any other product candidate that we may develop, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices, or healthcare reform initiatives, which could harm our business.
Our ability to commercialize KIO-104, KIO-301, or any other product candidates that we may develop successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for our product candidates and, even if they are available, the level of reimbursement may not be satisfactory.
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
The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sales price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.
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
We expect to utilize a variety of types of collaboration, distribution, and other marketing arrangements with third parties to commercialize KIO-104 and KIO-301 in markets outside the U.S. We also may enter into arrangements with third parties to perform these services in the U.S. if we do not establish our own sales, marketing, and distribution capabilities in the U.S., or if we determine that such third-party arrangements are otherwise beneficial. On January 25, 2024, we entered into an agreement with TOI relating to KIO-301, which grants TOI global rights (except for certain countries in Asia) to co-develop and co-commercialize KIO-301 in ophthalmology. We also may seek third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing, or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.
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
We contract with third parties for the manufacture of KIO-104 and KIO-301 for clinical trials and expect to continue to do so in connection with the commercialization of KIO-104, KIO-301, and for clinical trials and commercialization of any other product candidates that we may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of KIO-104, KIO-301, or any other of our product candidates. We rely, and expect to continue to rely, on third parties to manufacture clinical and commercial supplies of KIO-104 and KIO-301, pre-clinical and clinical supplies of our other product candidates that we may develop, and commercial supplies of products if and when any of our product candidates receive marketing approval. Our current and anticipated future dependence upon others for the manufacture of KIO-104, KIO-301, and any other product candidate or product that we develop, may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.
We currently rely exclusively on third-party manufacturers to assemble and prepare KIO-104 and KIO-301 on a purchase order basis. We do not currently have any contractual commitments for commercial supply of bulk drug substance for KIO-104, KIO-301, or fill-finish services. We also do not currently have arrangements in place for redundant supply or a second source for bulk drug substance for KIO-104 and KIO-301, or for fill-finish services. The prices at which we are able to obtain supplies of KIO-104, KIO-301, and fill-finish services may vary substantially over time and adversely affect our financial results.
If our third-party manufacturers for KIO-104 or KIO-301 fail to fulfill our purchase orders or should become unavailable to us for any reason, we believe that there are a limited number of potential replacement manufacturers, and we likely would incur added costs and delays in identifying or qualifying such replacements.

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
In connection with our application for a license to market KIO-104, KIO-301, or other product candidates in the U.S., we may be required to conduct a comparability study if the product we intend to market is supplied by a manufacturer different from the one who supplied the product evaluated in our clinical studies. Delays in designing and completing this study to the satisfaction of the FDA could delay or preclude our development and commercialization plans and thereby limit our revenues and growth.
Reliance on third-party manufacturers entails additional risks, including:
•KIO-104, KIO-301, and any other product candidates that we may develop may compete with other product candidates and products for access to a limited number of suitable manufacturing facilities that operate under current good manufacturing practices or CGMP regulations;
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
The patent position of pharmaceutical, biotechnology, and medical device companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our technology or products, or which effectively prevent others from commercializing competitive technologies and products. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases, not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability, and commercial value of our owned or licensed patent rights are highly uncertain. We currently have 39 pending patents. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. In particular, during prosecution of any patent application, the issuance of any patents based on the application may depend upon our ability to generate additional pre-clinical or clinical data that support the patentability of our proposed claims. We may not be able to generate sufficient additional data on a timely basis, or at all. Moreover, changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.
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
Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market, and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the medical device, biotechnology, and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office. The risks of being involved in such litigation and proceedings may increase as our product candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. We may not be aware of all such intellectual property rights potentially relating to our product candidates and their uses. Thus, we do not know with certainty that KIO-104, KIO-301, or any other product candidate, or our commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property.
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
Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters
If we are not able to obtain required regulatory approvals, we will not be able to commercialize KIO-104, KIO-301, or any other product candidate that we may develop, and our ability to generate revenue will be materially impaired. The marketing approval process is expensive, time-consuming, and uncertain. As a result, we cannot predict when or if we, or any collaborators we may have in the future, will obtain marketing approval to commercialize KIO-104, KIO-301, or any other product candidate.
The activities associated with the development and commercialization of our product candidates, including KIO-104 and KIO-301, including design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and similar regulatory authorities outside the U.S. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market KIO-104, KIO-301, or any other product candidate from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs and consultants to assist us in this process.
The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive and may take many years, especially if additional clinical trials are required, if approval is obtained at all. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity, and potency. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that KIO-104, KIO-301, or any other product candidate that we may develop is not safe, effective or pure, is only moderately effective or has undesirable or unintended side effects, toxicities, or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.
The regulatory process can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved.
Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.
In order to market and sell KIO-104, KIO-301, and any other product candidate that we may develop in other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be sold in that country. We or these third parties may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.
Even if we, or any collaborators that we have now or may have in the future, obtain marketing approvals for KIO-104, KIO-301, or our other product candidates, the terms of those approvals, ongoing regulations and post-marketing restrictions may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.
Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any collaborators that we have now or may have in the future, must therefore comply with requirements concerning advertising and promotion for any of our products for which we or they obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, if KIO-104, KIO-301, or any other product candidate that we may develop receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales of the product.
In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to CGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, our current and future collaborators, and their contract manufacturers will also be subject to other regulatory requirements, including submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to physicians, recordkeeping, and costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product, such as the requirement to implement a risk evaluation and mitigation strategy.

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
Healthcare providers, physicians, and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidates, including KIO-104 and KIO-301, for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state, and foreign healthcare laws and regulations that may affect our ability to operate include:
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
In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could affect our ability to profitably sell or commercialize any product candidate, including KIO-104 and KIO-301, for which we obtain marketing approval or that we may in-license. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product.
In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("MMA") changed the way Medicare covers and pays for pharmaceutical products. Cost reduction initiatives and other provisions of this legislation could limit coverage of and reduce the price that we receive for any approved products. While the MMA applies only to product benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA or other healthcare reform measures may result in a similar reduction in payments from private payors.

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
On January 16, 2024, Nasdaq notified us in writing (the “Extension Letter”) that while we had not regained compliance with the Bid Price Rule, we were eligible for an additional 180-day compliance period, or until July 15, 2024, to regain compliance with the Bid Price Rule. Nasdaq’s determination was based on our having met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the Bid Price Rule, and on our written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.
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
•results of clinical trials of KIO-104, KIO-301, or any other product candidate that we may develop;
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
In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize KIO-104 or KIO-301. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2023, we had federal net operating loss carryforwards of approximately $90.2 million, state net operating loss carryforwards of approximately $63.6 million, and aggregate federal and state research and development tax credit carryforwards of approximately $2.5 million and $0.5 million, respectively, available to reduce future taxable income. Certain of these federal and state net operating loss carryforwards and federal and state tax credit carryforwards will expire at various dates through 2042, if not utilized. Federal net operating losses generated as of December 31, 2017 and prior, will carry-forward until 2037 and net operating losses generated during the year ended December 31, 2018 and later will be carried forward indefinitely until utilized, but their utilization will be limited to 80% of taxable income. Utilization of these net operating loss and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local, and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. Under Section 382 of the Code and comparable provisions of state, local, and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. We have not completed a study to determine whether our initial public offering, subsequent public and private offerings, and other transactions that have occurred may have triggered an ownership change limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change net operating loss and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us. In addition, the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017, limits the amount of net operating losses that we are permitted to deduct in any taxable year to 80% of our taxable income in such year. The TCJA also eliminates the ability to carry back net operating losses to prior years, but allows net operating losses generated after 2017 to be carried forward indefinitely. As such, there is a risk that due to such items, our existing net operating losses could expire or be unavailable to offset future income. Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

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
We are a smaller reporting company ("SRC") and a non-accelerated filer, which allows us to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not SRCs or non-accelerated filers, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations, including disclosures regarding executive compensation, in our Annual Report and our periodic reports and proxy statements and providing only two years of audited consolidated financial statements in our Annual Report and our periodic reports. We will remain an SRC until (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $250 million or (b) in the event we have over $100 million in annual revenues, the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $700 million. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.
We incur increasing costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.
As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Financial Industry Regulatory Authority ("FINRA") rules, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.
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
As of December 31, 2023, intangible assets, net, represented approximately $8.8 million, or 64% of our total assets. Indefinite-lived intangible assets are subject to an impairment analysis at least annually based on fair value. Intangible assets relate primarily to in-process research and development ("IPR&D") and patents acquired by us as part of our acquisitions of other companies, and are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. If market and economic conditions or business performance deteriorate, the likelihood that we would record an impairment charge would increase, which impairment charge could materially and adversely affect our financial condition and operating results.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Overview
Our IT and related systems are critical to the efficient operation of our business and essential to our ability to perform day to day processes. We face persistent security threats, including threats to our IT infrastructure and unlawful attempts to gain access to our confidential or otherwise proprietary information, or that of our employees, via phishing/malware campaigns and other cyberattack methods.
Our security policies and processes are based on industry best practices and are revisited regularly to ensure their appropriateness based on risk, threats and current technological capabilities. We regularly assess our threat landscape and monitor our systems and other technical security controls, maintain information security policies and procedures, including a breach response plan, ensure maintenance of backup and protective systems, and engage with a Managed Service Provider who has a team of security personnel managing our efforts and initiatives. We review System and Organization Controls 1 (SOC 1 Type II) certifications where relevant from key third party partners and other service providers with access to information assets at least annually.
We maintain Information Systems Incident Management Standards that are intended to ensure information security events and weaknesses associated with information systems are communicated and acted on in a timely manner. Our internal controls and procedures address cybersecurity and include processes intended to ensure that security breaches are reported to appropriate personnel and, if warranted, analyzed for potential disclosure. While we have experienced cybersecurity attacks, such attacks to date have not materially affected the Company or our business strategy, results of operations, or financial condition.
From an operational perspective, we use vulnerability scanning tools to assess potential data security risks. We correlate the results and prioritize any key actions based on threat modeling analysis and monitor any such actions in-progress with the system owners based on assigned timelines for remediation. However, patch and vulnerability management, including for products and information assets, remains a complex and key risk that can lead to exploits, security breaches and service disruption. In addition, our online employees are required to participate in cyber, information security, and privacy training at least annually.
We also maintain insurance coverage that is intended to address certain aspects of cybersecurity risks.
To date, there have not been any cybersecurity threats that have materially affected the Company.

Governance
Board Oversight of Cybersecurity Matters
Assessing and managing information security matters is the responsibility of our full Board of Directors. The Board meets with the senior executives, specifically the Chief Development Officer, Chief Executive Officer, and Executive Vice President of Finance on at least an annual basis to discuss cybersecurity posture. The Board also periodically receives targeted briefings related to cybersecurity and reviews our incident response capabilities.
Management of Cybersecurity Risks
The senior executives work to protect our information systems from cybersecurity threats and to promptly assist in coordinating a response to any cybersecurity incidents in accordance with our cybersecurity incident response and recovery plans. We have engaged an IT Managed Service Provider who assists in the oversight of our corporate-wide data security, including developing, implementing and enforcing security policies to manage our overall cybersecurity risks. The senior executives regularly meet with our IT Managed Service Provider during the course of the year to review and discuss cybersecurity issues.
Strategy
Our Security Culture
We protect our information assets and manage risk by promoting a culture that communicates security risks, designs secure IT systems and operates according to approved processes to reduce the likelihood and impact of security incidents. We achieve this objective by:
•Designing, implementing and maintaining solutions with appropriate security controls;
•Sustaining solutions with required patching and vulnerability remediation;
•Creating and executing controls in support of policy as well as regulatory compliance;
•Ensuring that our policies, processes, practices and technologies proactively protect, shield, defend and remediate cyber threats; and
•Delivering quality communications and annual training to stakeholders on cyber awareness and computing hygiene.
We believe that the conduct of our employees is critical to the success of our information security. We keep our employees apprised of threats, risks and the part that they play in protecting both themselves and the company. We conduct periodic compliance training for our employees regarding the protection of sensitive information, which includes training intended to prevent the success of cyberattacks. We also conduct regular phishing simulations to increase employee awareness on how to spot phishing attempts, and what to do if they suspect an email to be a phishing attack.
We execute penetration testing against our technical environment and processes, and continuously monitor our network and systems for signs of intrusion. We also retain consultants to enhance our penetration testing program with current trends and methodologies utilized against other companies, ensuring we are proactively reducing risk from emerging threats.
We assess our service providers prior to allowing our information to be processed, stored or transmitted by third parties, and we include standardized contractual requirements in each contract where appropriate. We validate our service providers’ security via questionnaires, open-source intelligence and, where appropriate, SOC 1 Type II reports on financially significant third-party service providers. Our process also includes regular monitoring of risk related to third parties on a periodic basis or when services or product purchases expand beyond their original scope or intended use.

ITEM 2. PROPERTIES
We currently have three facilities, including our principal executive office located at 332 Encinitas Blvd., Suite 102, Encinitas, CA, 92024 under a lease that expires in April 2025; our office located at 11 North Terrace, Adelaide, Australia, 5000 under a month-month lease term; and our office located at Herrengasse 5, 1010 Vienna, Austria under a lease that expires in October 2024. We conduct our operations using third-party manufacturing facilities and trial sites. We believe our current facilities are adequate for our needs for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS
We are not currently a party to any legal proceedings, however, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.
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
There were 59 holders of record of our common stock as of March 22, 2024. This number does not include beneficial owners whose shares were held in street name.
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
Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Part III of this Form 10-K.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the fiscal year ended December 31, 2023 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Purchase of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.
ITEM 6. RESERVED
Not applicable.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 18 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 2 of this Annual Report on Form 10-K.
Business Overview
We are a clinical-stage specialty pharmaceutical company developing and commercializing products for the treatment of ophthalmic diseases. We were formed as a Delaware corporation on December 28, 2004, under the name of EyeGate Pharmaceuticals, Inc., and changed our name to Kiora Pharmaceuticals, Inc. effective November 8, 2021. We were originally incorporated in 1998 under the name of Optis France S.A. in Paris, France. At that time, the name of the French corporation was changed to EyeGate Pharma S.A.S. and became a subsidiary of EyeGate Pharmaceuticals, Inc. EyeGate Pharma S.A.S. was dissolved effective December 30, 2020. We have four wholly-owned subsidiaries: Jade Therapeutics, Inc., Kiora Pharmaceuticals, GmbH (formerly known as Panoptes Pharma GmbH), Bayon Therapeutics, Inc., and Kiora Pharmaceuticals Pty Ltd (formerly known as Bayon Therapeutics Pty Ltd).
Our lead product is KIO-301 with an initial focus on patients with later stages of vision loss due to retinitis pigmentosa (RP, any and all sub-forms). KIO-301 is a potential vision-restoring small molecule that acts as a “photoswitch” specifically designed to restore vision in patients with inherited and age-related degenerative retinal diseases. The molecule is designed to restore the eyes’ ability to perceive and interpret light in visually impaired patients through selectively entering viable downstream retinal ganglion cells (no longer receiving electrical input due to degenerated rods and cones) and is intended to turn them into light sensing cells, capable of signaling the brain as to the presence or absence of light. On March 17, 2022, we were granted orphan drug designation by the FDA for the API in KIO-301. We initiated a Phase 1b clinical trial in third quarter of 2022, known as the ABACUS study, and dosed the first patient in November 2022. We completed the last patient dosing of the initial trial in September 2023 with topline results announced on November 4, 2023 at the American Academy of Ophthalmology retina sub-specialty day. The results from this study have provided direction for continued development of this program in this indication, and we are currently working with our partner, TOI, planning Phase 2 clinical development. KIO-301 (formerly known as B-203) was acquired through the Bayon transaction which closed October 21, 2021.
KIO-104 focuses on patients with Posterior Non-Infectious Uveitis. KIO-104 is a next-generation, non-steroidal, immuno-modulatory and small-molecule inhibitor of DHODH. We believe KIO-104 to be best-in-class with picomolar potency and a validated immune modulating mechanism designed to overcome the off-target side effects and safety issues associated with commercially available DHODH inhibitors. In a 14-day good laboratory practice intravenous repeated dose toxicity study in rats, no adverse or test item related effects were observed in any of the tested parameters (mortality, clinical observations, ophthalmoscopy, body weight and food consumption, hematology and coagulation, clinical biochemistry, organ weight, pathology, and histopathology) at the highest doses tested (1.0 mg/kg). Clinical proof-of-concept of the potential for the active pharmaceutical ingredient in KIO-104 has been demonstrated in multiple non-clinical and clinical studies. This includes a first-in-human, open-label, phase 1 clinical trial, which investigated the use of KIO-104 for treating Posterior Non-Infectious Uveitis. Results, which were reported in October 2022, showed that a single intravitreal injection of KIO-104 decreased intraocular inflammation in a dose-dependent fashion, and improved visual acuity significantly during the duration of the study. Further, KIO-104 reduced macular edema (swelling) which if unchecked, can lead to permanent vision loss. The drug was well tolerated, with no serious side effects on intraocular tissues or other serious adverse events observed. We are currently planning a Phase 2b trial for KIO-104 in Posterior Non-Infectious Uveitis to begin in late 2024.

In August 2023 we decided to halt development work on our anterior segment assets, specifically KIO-101 and KIO-201. We are actively pursuing partnership opportunities for these programs.

Throughout our history, we have not generated significant revenue. We have never been profitable, and from inception through December 31, 2023, our losses from operations have aggregated $147.0 million. Our Net

Loss was approximately $12.5 million and $13.6 million for the twelve months ended December 31, 2023, and 2022, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our KIO-104 and KIO-301 product candidates, and any other product candidates we advance to clinical development. If we obtain regulatory approval for KIO-104 and KIO-301, we expect to incur significant expenses to create an infrastructure to support the commercialization of KIO-104 and KIO-301 including sales, marketing, and distribution functions.
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
Financial Overview
Revenues
To date, we have recognized collaboration revenue from U.S. and foreign government grants made to Jade and Panoptes, as well as from license agreements as performance obligations toward milestones that were met. We expect to continue to incur significant operating losses as we fund research and clinical trial activities relating to our therapeutic assets, consisting of KIO-301 and KIO-104, or any other product candidate that we may develop. There can be no guarantee that the losses incurred to fund these activities will succeed in generating revenue.
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
We expect our research and development expenses to increase for the near future as we advance KIO-104, KIO-301, and any other product candidate through clinical development, including the conduct of our planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our KIO-104, KIO-301, and any other product candidate that we may develop. Clinical development timelines, the probability of success and development costs can differ materially from expectations.
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
We expect that general and administrative expenses will remain consistent for the near future until commercialization of our KIO-104 and KIO-301 products, which could lead to an increase in these expenses.
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

Intangible Assets
Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at fair value at the acquisition date. The Company tests intangible assets for impairment as of December 31 of each year or more frequently if indicators of impairment are present. The authoritative accounting guidance provides an optional qualitative assessment for any indicators that indefinite-lived intangible assets are impaired. If it is determined that it is more likely than not that the indefinite-lived intangible assets are impaired, the fair value of the indefinite-lived intangible assets is compared with the carrying amount and impairment is recorded for any excess of the carrying amount over the fair value of the indefinite-lived intangible assets. The Company performed an annual evaluation of its indefinite-lived intangible assets for impairment as of August 31, 2023 with a quantitative analysis and recognized an impairment loss of $1.9 million. As of December 31, 2023, the Company also performed a qualitative update analysis for impairment and based on this analysis, the fair value of these products was greater than their carrying value resulting in no additional impairment. The Company considered the development progress and timelines for its programs and noted no qualitative factors that would indicate potential impairment of its indefinite-lived intangible assets.
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
Other Information
Net Operating Loss Carryforwards
As of December 31, 2023, the Company has federal and state net operating loss carryforwards of approximately $90.2 million and $63.6 million, respectively, to offset future federal and state taxable income. Federal NOL carryforwards as of December 31, 2017 totaling $46.1 million, and state NOL carryforwards as of December 31, 2023 totaling $63.6 million will expire at various dates through 2042. Federal NOL carryforwards generated during the years ended December 31, 2018 and forward totaling $44.1 million will carry forward indefinitely, but their utilization will be limited to 80% of taxable income. The Company has foreign net operating loss carryforwards of $12.2 million as of December 31, 2023, which can be carried forward indefinitely. As of December 31, 2023, the Company also has federal and state research and development tax credit carryforwards of approximately $2.5 million and $0.5 million, respectively, to offset future income taxes, which expire at various times through 2042.
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
Results of Operations
Comparison of Years Ended December 31, 2023 and 2022
The following table summarizes the results of our operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
Operating Expenses:
General and Administrative	$4,663,146	$8,277,993	$(3,614,847)
Research and Development	4,027,037	3,448,925	578,112
In-Process R&D Impairment	1,904,314	—	1,904,314
Change in Fair Value of Contingent Consideration	1,992,399	582,605	1,409,794
Total Operating Expenses	12,586,896	12,309,523	277,373
Operating Loss Before Other Income	(12,586,896)	(12,309,523)	(277,373)
Total Other Income (Expense), Net	163,319	(1,387,097)	1,550,416
Loss Before Income Tax (Expense) Benefit	(12,423,577)	(13,696,620)	1,273,043
Income Tax (Expense) Benefit	(90,319)	113,010	(203,329)
Net Loss	$(12,513,896)	$(13,583,610)	$1,069,714
General and Administrative Expenses
General and administrative expenses decreased by $3.6 million due primarily to decreased professional fees of $1.8 million, executive severance of $1.0 million incurred in 2022, miscellaneous costs of $0.2 million and travel related costs of $0.2 million. The decrease in professional fees was driven by reduced external accounting and auditing services.
Research and Development Expenses
Research and development expenses increased by $0.6 million due to increased spending on clinical trial related activities for KIO-301 of $0.6 million, increased personnel costs related to compensation and other benefits of $0.5 million, increased scientific advisory board related costs of $0.2 million and facilities and IT costs of $0.2 million,, partially offset by reduced preclinical development and CMC costs for KIO-101 of $0.8 million and KIO-201 of $34 thousand and an increase in the research refundable credit of $0.2 million.
The following table summarizes our research and development expense by program:

	Year Ended December 31,
	2023	2022	Change
External research and development expense by program
KIO-101	$797,876	$1,622,602	$(824,726)
KIO-201	68,840	102,754	(33,914)
KIO-301	1,990,202	1,349,382	640,820
Unallocated research and development expense
Personnel	2,372,040	1,868,131	503,909
R&D Credit	(1,736,398)	(1,541,609)	(194,789)
Other Research	534,477	47,665	486,812
Total research and development expense	$4,027,037	$3,448,925	$578,112
In-Process R&D Impairment
In-Process R&D impairment increased by $1.9 million due to an impairment loss recognized in August 2023 when we made a strategic decision to revise our commercialization strategy for the KIO-101 and KIO-201 assets and seek partnership for all future development. Accordingly, the estimated fair value of the KIO-201 assets was determined to be less than their carrying value based on a quantitative analysis.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration increased $2.0 million which was partially offset by a milestone payment of $0.5 million. The change in fair value of contingent consideration is primarily due to a change in the probability of success related to a new formulation that was added for KIO-104 which increased the probability of success for the Panoptes milestone payment.
Other Income (Expense), Net
Other income (expense) increased by $1.6 million due to a change in fair value of warrant liability. The change in fair value of the warrant liability between issuance and reclassification to equity was approximately $1.4 million in expense and was primarily due to a change in our stock price.
Income Tax (Expense) Benefit
Income tax (expense) benefit increased by $0.2 million.
Liquidity and Capital Resources
Since becoming a public company in 2015, we have financed our operations from several registered offerings and private placements of our securities, payments from license agreements, and U.S. and foreign government grants. From inception through December 31, 2023, we have raised a total of approximately $133.7 million from such sales of our equity and debt securities, both as a public company and prior to our IPO, as well as approximately $14.9 million in payments received under our license agreements and government grants, $0.3 million received pursuant to the Loan under the PPP, which was fully forgiven in April of 2021, and $1.9 million received in R&D tax credits.
At December 31, 2023, Kiora had unrestricted Cash and Cash Equivalents of approximartely $2.5 million, and an Accumulated Deficit of $147.0 million. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash on hand at December 31, 2023, plus approximately $32.4 million in gross cash receipts subsequent to year-end (Note 13), the Company anticipates having sufficient cash to fund planned operations into 2026 and does not anticipate an immediate need within the next 24 months to raise additional capital to fund operations.

Comparison of Years Ended December 31, 2023 and 2022
The following table sets forth the primary sources and uses of cash for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net Cash Used in Operating Activities	$(9,556,951)	(10,428,133)
Net Cash Provided by Investing Activities	—	6,375
Net Cash Provided by Financing Activities	5,966,066	8,620,921
Operating Activities
During the year ended December 31, 2023, we recorded a net loss of $12.5 million and adjusted primarily for non-cash expense for stock-based compensation in the amount of $0.8 million, an increase in the change in fair value of contingent consideration of $2.0 million, an increase of $1.9 million due to an impairment of in-process R&D, decreases in accounts payable of $0.8 million and accrued expenses of $0.5 million, which was partially offset by an increase in tax credits receivable of $0.5 million. During the year ended December 31, 2022, we recorded a net loss of $13.6 million and adjusted primarily for non-cash expense for stock-based compensation in the amount of $0.5 million, an increase in the change in fair value of contingent consideration of $0.6 million, an increase in the change in fair value of warrant liability of $1.4 million and a decrease in accounts payable of $0.8 million and accrued expenses of $0.6 million, which was partially offset by an increase in tax credits receivable of $0.9 million.
Investing Activities
During the year ended December 31, 2023, there was no net cash provided by investing activities. During the year ended December 31, 2022, net cash provided by investing activities related to proceeds from the sale of equipment.
Financing Activities
During the year ended December 31, 2023, we received net proceeds of $5.6 million from the completion of a public offering, net proceeds of $0.4 million from equity line of credit purchases, $0.3 million from the exercise of warrants, and $0.1 million from the completion of a private placement. During the year ended December 31, 2022, we received net proceeds of $5.4 million from the completion of a public offering, as well as net proceeds of $2.7 million from the completion of a warrant inducement transaction.
Funding Requirements and Other Liquidity Matters
Our KIO-104 and KIO-301 product pipeline is still in various stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:
•seek marketing approval for our KIO-104 or KIO-301 products, or any other products that we successfully develop;
•establish a sales and marketing infrastructure to commercialize our KIO-104 product in the U.S., if approved; and
•add operational, financial, and management information systems and personnel, including personnel to support our product development and future commercialization efforts.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, including our KIO-301 and KIO-104 products, on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market KIO-104 and KIO-301 products, or any other products that we would otherwise prefer to develop and market ourselves.
Based on our cash on hand at December 31, 2023, and approximately $32.4 million in gross cash receipts subsequent to year-end, we believe we will have sufficient cash to fund planned operations into 2026. The acceleration or reduction of cash outflows by management can significantly impact the timing needed for raising additional capital to complete development of its products, however we do not foresee a need within the next 24 months to raise additional capital through debt and/or equity financing, or access additional funding through grants. Should this change, additional capital may not be available on terms favorable to us, if at all. We do not know if our future offerings will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at December 31, 2023.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is contained in the consolidated financial statements filed as part of this Annual Report on Form 10-K are listed under Item 15 of Part IV below. Our independent registered public accounting firm is Haskell & White LLP, who are located in Irvine, California, with a PCAOB ID Number 200. Our predecessor auditors are EisnerAmper LLP, who are located in Iselin, New Jersey, with a PCAOB ID Number 274.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On March 24, 2023 (the “Effective Date”), after an extensive evaluation process, the Audit Committee dismissed EisnerAmper LLP (“EisnerAmper”) as our independent registered public accounting firm as of the Effective Date.

EisnerAmper’s audit report dated March 23, 2023 on our consolidated financial statements as of and for the years ended December 31, 2022 and 2021, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, other than the explanatory paragraph regarding our ability to continue as a going concern.

During the fiscal years ended December 31, 2022 and 2021 and subsequent interim periods through the date of dismissal, there were no: (i) “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with EisnerAmper on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of EisnerAmper, would have caused them to make reference thereto in their report on the financial statements or

(ii) “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K), except that EisnerAmper concurred with our assessment of a material weakness related to our internal controls over financial reporting.

We provided EisnerAmper with a copy of the foregoing disclosure and requested that EisnerAmper furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by us set forth above. A copy of EisnerAmper’s letter, dated March 30, 2023, stating their agreement with such statements, was furnished as Exhibit 16.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2023.

Our Audit Committee appointed Haskell & White LLP as our independent registered public accounting firm, effective March 24, 2023. Haskell & White LLP’s initial engagement was for our fiscal year ended December 31, 2023 and related interim periods.

During the years ended December 31, 2022 and 2021, and through March 24, 2023, we did not consult Haskell & White LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.
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
In connection with this annual report, as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the Company's management, under the supervision of our Chief Executive Officer, who is our Principal Executive Officer, and our Executive Vice President of Finance, who is our Principal Financial and Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design of effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation described above, our Chief Executive Officer and Executive Vice President of Finance have concluded that our disclosure controls and procedures that support financial reporting were effective as of the period ended December 31, 2023.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded our internal control over financial reporting was effective as of December 31, 2023.
The scope of our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, includes all of our subsidiaries. As a smaller reporting company under under Rule 405 of the Securities Act of 1933, as amended and a non-accelerated filer, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, Haskell & White LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2023.
Changes in Internal Control over Financial Accounting and Reporting
As disclosed in Part II, Item 9A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, our Chief Executive Officer and Executive Vice President of Finance concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the following material weaknesses:
1) information technology general controls which could result in misstatements potentially impacting all financial statement accounts and disclosures. Specifically, user access controls were not appropriately designed and maintained to adequately restrict network user and privileged access to the appropriate personnel. In addition, there was a lack of segregation of duties.
2) the design and maintenance of formal accounting policies and processes to analyze, account for and disclose significant and unusual transactions in accordance with U.S. generally accepted accounting principles.
3) the execution of controls with a sufficient level of precision over the completeness and accuracy of financial information used in the preparation of the Company's financial statements.
As of December 31, 2023 and as of the date of this report, all previously identified material weaknesses have been fully remediated. There were no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended December 31, 2023 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2024 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2024 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2024 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2024 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2024 Annual Meeting of Stockholders.

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

3.13
Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 6, 2023 and incorporated by reference thereto).

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

4.16
Form of Class C Common Stock Purchase Warrant (previously filed as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on June 1, 2023 and incorporated by reference thereto).

4.17
Form of Class D Common Stock Purchase Warrant (previously filed as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on June 1, 2023 and incorporated by reference thereto).

4.18
Warrant Agency Agreement, dated June 6, 2023, between the Registrant and VStock Transfer, LLC (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 6, 2023 and incorporated by reference thereto).

4.19	Form of Tranche A Warrant (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 1, 2024 and incorporated by reference thereto).

4.20	Form of Tranche B Warrant (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 1, 2024 and incorporated by reference thereto).

4.21	Form of Pre-Funded Warrant (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 1, 2024 and incorporated by reference thereto).

10.1#	2005 Equity Incentive Plan, as amended (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on July 30, 2014 and incorporated by reference thereto).

10.2#	2014 Equity Incentive Plan, as amended (previously filed as an exhibit to the Registrant’s definitive proxy statement on Schedule 14A filed on July 21, 2023 and incorporated by reference thereto).

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

10.26††
First Amendment to Intellectual Property License Agreement, dated as of June 12, 2023, between Kiora Pharmaceuticals, Inc. and Sentrx Animal Care, Inc. (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 15, 2023 and incorporated by reference thereto).

10.27††
Exclusive License Agreement, dated as of June 12, 2023, between Kiora Pharmaceuticals, Inc. and Sentrx Animal Care, Inc. (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 15, 2023 and incorporated by reference thereto).

10.28††
License Agreement, dated as of May 1, 2020, between Bayon Therapeutics, Inc. and the Regents of the University of California (previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2023 and incorporated by reference thereto).

10.29††
First Amendment to License Agreement, dated as of November 5, 2023, between Bayon Therapeutics, Inc. and the Regents of the University of California (previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2023 and incorporated by reference thereto).

10.30††
Exclusive License and Development Agreement, dated as of January 25, 2024, by and between the Registrant and Théa Open Innovation SAS (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 31, 2024 and incorporated by reference thereto).

10.31†††
Form of Securities Purchase Agreement, dated as of January 31, 2024, by and between the Registrant and the purchasers named therein (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 1, 2024 and incorporated by reference thereto).

10.32
Placement Agency Agreement, dated as of January 31, 2024, by and between the Registrant and Maxim Group LLC (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 1, 2024 and incorporated by reference thereto).

16.1
Letter from EisnerAmper LLP regarding change in certifying accountant (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 30, 2023 and incorporated by reference thereto).

21.1	Subsidiaries of the Registrant (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on April 15, 2022 and incorporated by reference thereto).

23.1*	Consent of EisnerAmper LLP.

23.2*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Kiora Pharmaceuticals, Inc. Clawback Policy

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
KIORA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Kiora Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Kiora Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

In-Process Research and Development - Impairment Analysis
Description of the Critical Audit Matter
As of December 31, 2023, the Company had in-process research and development assets of approximately $8.7 million. As described in Note 2 to the consolidated financial statements, the Company performs an impairment test of these items annually and whenever events or changes in circumstances indicate that the carrying value of the in-process research and development assets exceeds their respective fair values. The Company performed its annual impairment test of these assets in the third quarter of 2023. The Company’s impairment test involves comparing the carrying value of the in-process research and development assets to their estimated fair values. The Company recognized an impairment of $1.9 million as a result of the annual impairment test. The Company’s fair value estimates require management to make significant estimates and judgments, including the timing and amounts of projected cash flows (both revenues and expenses), probabilities of success in product development and regulatory approvals, and appropriate discount and royalty rates.

We identified the evaluation of the Company’s impairment test of in-process research and development assets as a critical audit matter due to significant management estimates and judgments inherently required in determining the fair value estimates. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the reasonableness of management’s significant estimates and assumptions, several of which extend many years into the future. Additionally, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding of the development status and development plan for each asset. We evaluated the design of key controls over the impairment testing process, which includes the identification of key inputs and assumptions to the fair value model. We evaluated the sufficiency and appropriateness of the audit evidence supporting key inputs and assumptions to the fair value model. We also utilized a valuation specialist with specialized skills and knowledge in evaluating the reasonableness of the Company’s methodology for estimating fair value; evaluating the appropriateness of discount rates used by management in the fair value model; and evaluating expected future royalty rates. We performed independent mathematical accuracy tests of the Company’s fair value model.

Contingent Consideration - Fair Value Determination
Description of the Critical Audit Matter
As of December 31, 2023, the Company had contingent consideration liabilities of approximately $5.1 million. As described in Note 2 to the consolidated financial statements, the Company revalues its contingent consideration obligations associated with business acquisitions each reporting period. There was a total increase in the fair value of contingent consideration liabilities of $2.0 million during the year ended December 31, 2023. The Company’s fair value estimates require management to make significant estimates and assumptions regarding probabilities of success in developing products and obtaining regulatory approval, as well as appropriate discount rates. Estimating probabilities of success for early-stage assets is inherently uncertain.

We identified the determination of the fair value of contingent consideration liabilities as a critical audit matter due to the significant judgments made by management in the estimates and assumptions used in determining the fair value of these liabilities. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the reasonableness of management’s significant estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding of the development status and development plan for each asset, which included estimated timelines and milestones. We evaluated the design of key controls over the liability estimation process, which includes the identification of key inputs and assumptions to the fair value model. We evaluated the sufficiency and appropriateness of the audit evidence supporting key inputs and assumptions to the fair value model, including the appropriateness of discount rates used by management. We performed independent mathematical accuracy tests of the Company’s fair value model.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2023.
Irvine, California
March 25, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kiora Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kiora Pharmaceuticals, Inc. (the “Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations and negative cash flows from operations that as of December 31, 2022 raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We served as the Company’s auditor from 2014 through 2023.

EISNERAMPER LLP
Iselin, New Jersey
March 23, 2023

KIORA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,454,684	$5,964,556
Prepaid Expenses and Other Current Assets	233,382	343,069
Tax Receivables	2,049,965	1,373,041
Total Current Assets	4,738,031	7,680,666
Property and Equipment, Net	8,065	55,177
Restricted Cash	4,267	49,260
Intangible Assets and In-Process R&D, Net	8,813,850	10,743,164
Operating Lease Assets with Right-of-Use	106,890	116,992
Other Assets	40,767	33,000
Total Assets	$13,711,870	$18,678,259
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$206,260	$1,008,262
Accrued Expenses	1,380,666	1,835,934
Operating Lease Liabilities	47,069	105,782
Contingent Consideration, Short-Term	—	322,385
Total Current Liabilities	1,633,995	3,272,363
Non-Current Liabilities:
Contingent Consideration	5,128,959	3,309,175
Deferred Tax Liability	779,440	689,121
Non-Current Operating Lease Liabilities	59,822	—
Total Non-Current Liabilities	5,968,221	3,998,296
Total Liabilities	7,602,216	7,270,659

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized at December 31, 2023 and 2022; 3,750 designated Series A, 0 shares issued and outstanding at December 31, 2023 and 2022, 10,000 designated Series B, 0 shares issued and outstanding at December 31, 2023 and 2022; 10,000 shares designated Series C, 0 shares issued and outstanding at December 31, 2023 and 2022, 20,000 shares designated Series D, 7 shares issued and outstanding at December 31, 2023 and 2022; 1,280 shares designated Series E, 0 shares issued and outstanding at December 31, 2023 and 2022; 3,908 shares designated Series F, 420 and 0 shares issued and outstanding at December 31, 2023 and 2022, respectively
	4	—
Common Stock, $0.01 Par Value: 50,000,000 shares authorized at December 31, 2023 and 2022; 7,705,640 and 1,796,472 shares issued and outstanding at December 31, 2023 and 2022, respectively	77,078	17,986
Additional Paid-In Capital	153,192,228	146,035,314
Accumulated Deficit	(146,976,855)	(134,462,959)
Accumulated Other Comprehensive Loss	(182,801)	(182,741)
Total Stockholders’ Equity	6,109,654	11,407,600
Total Liabilities and Stockholders’ Equity	$13,711,870	$18,678,259
See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2023	2022
Operating Expenses:
General and Administrative	$4,663,146	$8,277,993
Research and Development	4,027,037	3,448,925
In-Process R&D Impairment	1,904,314	—
Change in Fair Value of Contingent Consideration	1,992,399	582,605
Total Operating Expenses	12,586,896	12,309,523
Operating Loss Before Other Income	(12,586,896)	(12,309,523)
Other Income (Expense), Net:
Change in Fair Value of Warrant Liability	—	(1,425,102)
(Loss) Gain on Disposal of Fixed Assets	(28,379)	4,211
Interest Income	173,989	56,891
Interest Expense	(11,132)	(8,599)
Other Income (Expense), Net	28,841	(14,498)
Total Other Income (Expense), Net	163,319	(1,387,097)
Loss Before Income Tax (Expense) Benefit	(12,423,577)	(13,696,620)
Income Tax (Expense) Benefit	(90,319)	113,010
Net Loss	(12,513,896)	(13,583,610)
Deemed Dividends from Warrant Reset Provision	(530,985)	—
Net Loss Attributable to Common Shareholders	$(13,044,881)	$(13,583,610)
Net Loss per Common Share - Basic and Diluted	$(2.69)	$(18.55)
Weighted Average Shares Outstanding - Basic and Diluted	4,842,067	732,303

Other Comprehensive Loss:
Net Loss	$(12,513,896)	$(13,583,610)
Foreign Currency Translation Adjustments	(60)	(96,310)
Comprehensive Loss	$(12,513,956)	$(13,679,920)

See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Year Ended December 31, 2023

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2022	7	$—	1,796,472	$17,986	$146,035,314	$(182,741)	$(134,462,959)	$11,407,600

Stock-Based Compensation	—	—	—	—	754,944	—	—	754,944

Issuance of Common Stock from Public Offering, Net of Offering Costs of $132,684	—	—	2,197,628	21,976	996,479	—	—	1,018,455

Issuance of Series F Preferred Stock from Public Offering, Net of Offering Costs of $214,477	3,908	39	—	—	1,646,250	—	—	1,646,289

Issuance of Class C and D warrants from Public Offering, Net of Offering Costs of $381,877	—	—	—	—	2,931,218	—	—	2,931,218

Issuance of Common Stock from Private Placement, Net of Offering Costs of $84,285	—	—	52,798	528	115,187	—	—	115,715

Issuance of Common Stock from ELOC Purchases	—	—	125,000	1,250	441,060	—	—	442,310

Issuance of Shares of Common Stock from Warrant Exercises	—	—	66,400	664	306,415	—	—	307,079

Conversion of Series F Preferred Stock into Common Stock	(3,488)	(35)	3,170,592	31,706	(31,671)	—	—	—

Issuance of Common Stock from Restricted Stock Awards	—	—	296,750	2,968	(2,968)	—	—	—

Foreign Currency Translation Adjustment	—	—	—	—	—	(60)	—	(60)

Net Loss	—	—	—	—	—	—	(12,513,896)	(12,513,896)

Balance at December 31, 2023	427	$4	7,705,640	$77,078	$153,192,228	$(182,801)	$(146,976,855)	$6,109,654
See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Year Ended December 31, 2022

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2021	7	$—	316,599	$3,166	$135,541,662	$(86,431)	$(120,879,349)	14,579,048

Stock-Based Compensation	—	—	—	—	462,450	—	—	462,450

Issuance of Panoptes Holdback Shares	—	—	10,087	100	(100)	—	—	—

Issuance of Common Stock from Public Offering, Net of Offering Costs of $505,020	—	—	592,392	5,924	2,456,914	—	—	2,462,838

Issuance of Series E Preferred Stock from Public Offering, Net of Offering Costs of $136,401	1,280	13	—	—	665,178	—	—	665,191

Conversion of Series E Preferred Stock into Common Stock	(1,280)	(13)	160,000	1,600	(1,587)	—	—	—

Reclassification of Warrant Liability	—	—	—	—	3,674,791	—	—	3,674,791

Cancellation of Reverse Stock Split Fractional Shares	—	—	(2,215)	—	(15,629)	—	—	(15,629)

Issuance of Shares of Common Stock from Warrant Exercises	—	—	65,000	650	519,350	—	—	520,000

Issuance of Common Stock from Warrant Inducement, Net of Issuance Costs of $381,360	—	—	654,609	6,546	2,732,285	—	—	2,738,831

Foreign Currency Translation Adjustment	—	—	—	—	—	(96,310)	—	(96,310)

Net Loss	—	—	—	—	—	—	(13,583,610)	(13,583,610)

Balance December 31, 2022	7	$—	1,796,472	$17,986	$146,035,314	$(182,741)	$(134,462,959)	$11,407,600

See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Operating Activities
Net Loss	$(12,513,896)	$(13,583,610)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Closure of EyeGate Pharma S.A.S. Subsidiary	(53,882)	—
Depreciation and Amortization of Intangible Assets	51,798	41,609
Reduction of Right-of-Use Assets	10,626	92,419
Stock-Based Compensation	754,944	462,450
Impairment of In-Process R&D	1,904,314	—
Change in Fair Value of Contingent Consideration	1,992,399	582,605
Change in Fair Value of Warrant Liability	—	1,425,102
Deferred Taxes	90,319	(113,010)
Loss (Gain) on Disposal of Assets	28,379	(4,211)
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	885	275,161
Tax Receivables	(548,109)	(872,736)
Other Assets	(7,583)	(22,465)
Accounts Payable	(808,016)	782,463
Operating Lease Liabilities	584	(103,629)
Accrued Expenses	(459,713)	609,719
Net Cash Used in Operating Activities	(9,556,951)	(10,428,133)

Investing Activities:
Proceeds on Sale of Equipment	—	6,375
Net Cash Provided by Investing Activities	—	6,375

Financing Activities:
Proceeds from Public Offerings, Net of Offering Costs	5,595,962	5,377,719
Proceeds from the Issuance of ELOC Purchases, Net of Offering Costs	442,310	—
Exercise of Warrants	307,079	520,000
Proceeds from Private Placement, Net of Issuance Costs	115,715	—
Proceeds from Warrant Inducement, Net of Issuance Costs	—	2,738,831
Payments Made for Fractional Shares Related to the Reverse Stock Split	—	(15,629)
Payment of Contingent Consideration	(495,000)	—
Net Cash Provided by Financing Activities	5,966,066	8,620,921

Effect of Exchange Rate Changes on Cash	36,020	(85,037)
Net Decrease in Cash and Cash Equivalents	(3,554,865)	(1,885,874)
Cash and Cash Equivalents, Including Restricted Cash, Beginning of Year	6,013,816	7,899,690
Cash and Cash Equivalents, Including Restricted Cash, End of Year	$2,458,951	$6,013,816

Supplemental Disclosures of Noncash Operating and Financing Activities:
Conversion of Series E Preferred Stock into Common Stock	$—	$1,600
Conversion of Series F Preferred Stock into Common Stock	$31,706	$—
Creation of Right-of-Use Assets and Related Lease Liabilities	$114,747	$55,415
Grant of Restricted Stock Awards	$10,345	$300
See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

1. Business, Presentation and Recent Accounting Pronouncements
Business Overview
Kiora is a clinical-stage specialty pharmaceutical company developing and commercializing therapies for the treatment of ophthalmic diseases. On November 5, 2021, Kiora Pharmaceuticals, Inc. (formerly known as EyeGate Pharmaceuticals, Inc.) (“Kiora” or the “Company”) filed with the Secretary of State of the State of Delaware, a Certificate of Ownership and Merger, merging its wholly-owned Delaware subsidiary, Kiora Pharmaceuticals, Inc., (incorporated in October 2021) into the Company and amending the Company’s certificate of incorporation to change its name to “Kiora Pharmaceuticals, Inc.” effective November 8, 2021.
The Company's lead product is KIO-301 with an initial focus on patients with later stages of disease progression due to Retinitis Pigmentosa (any and all sub-forms). KIO-301 is a potential vision-restoring small molecule that acts as a “photoswitch” specifically designed to restore vision in patients with inherited and age-related degenerative retinal diseases. The molecule is specifically designed to restore the eyes’ ability to perceive and interpret light in visually impaired patients. It selectively enters viable downstream retinal ganglion cells (no longer receiving electrical input due to degenerated rods and cones) and is intended to turn them into light sensing cells, capable of signaling the brain as to the presence or absence of light. On March 17, 2022, the Company was granted Orphan Drug Designation from the U.S. FDA for the Active Pharmaceutical Ingredient (“API”) in KIO-301. The Company initiated a Phase 1b clinical trial in the third quarter of 2022 and completed the last patient dosing of the initial trial in September 2023 with topline results announced in November 2023. The Company is currently planning multiple Phase 2 clinical development trials in collaboration with our partner, TOI ("Théa Open Innovation"). KIO-301 (formerly known as B-203) was acquired through the Bayon Therapeutics, Inc. (“Bayon”) transaction which closed October 21, 2021.
KIO-104 is a product that focuses on patients with Posterior Non-Infectious Uveitis. KIO-104 is a next-generation, non-steroidal, immune-modulatory and small-molecule inhibitor of Dihydroorotate Dehydrogenase (“DHODH”) with what the Company believes to be best-in-class picomolar potency and a validated immune modulating mechanism designed to overcome the off-target side effects and safety issues associated with commercially available DHODH inhibitors. Clinical proof-of-concept of the potential for the active pharmaceutical ingredient in KIO-104 has been demonstrated in multiple non-clinical and clinical studies. This includes a first-in-human, open-label, Phase 1 clinical trial, which investigated the use of KIO-104 for treating Posterior Non-Infectious Uveitis. Results, which were reported in October 2022, showed that a single intravitreal injection of KIO-104 decreased intraocular inflammation in a dose-dependent fashion, and improved visual acuity significantly during the duration of the study. Further, KIO-104 reduced macular edema (swelling) which if unchecked, can lead to permanent vision loss. The drug was well tolerated, with no serious side effects on intraocular tissues or other serious adverse events observed. The Company expects to initiate a Phase 2b clinical trial in the fourth quarter of 2024. KIO-104 (formerly known as PP-001 and containing the same Active Pharmaceutical Ingredient as KIO-101) was acquired through the acquisition of Panoptes Pharma Ges.m.b.H (“Panoptes”) in the fourth quarter of 2020.
In addition, the Company has two anterior segment assets, KIO-101 for patients with Ocular Presentation of Rheumatoid Arthritis and KIO-201, for patients with Persistent Corneal Epithelial Defects ("PCED"). The Company is also evaluating KIO-201 in patients recovering from surgical wounds, such as those undergoing photorefractive keratectomy surgery for corneal wound repair after refractive surgery. KIO-101 is an eye drop formulation containing the same Active Pharmaceutical Ingredient as KIO-104. The Company reported data from a Phase 1b proof-of-concept ("POC") study evaluating KIO-101 in patients with ocular surface inflammation in Q4 2021. KIO-201 is a modified form of the natural polymer hyaluronic acid, designed to protect the ocular surface to permit re-epithelialization of the cornea and improve and maintain ocular surface integrity. KIO-201 has unique properties that help hydrate and protect the ocular surface. The Company released top-line

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

data from a Phase 2 clinical trial in PCED in Q1 2023 and full data in Q2 2023. The Company is seeking a partner to complete the development and potential commercialization of this program.
Since its inception, Kiora has devoted substantially all of its efforts to business planning, research and development, and raising capital.
Going Concern
The accompanying Consolidated Financial Statements have been prepared assuming that Kiora will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2023, Kiora had unrestricted Cash and Cash Equivalents of $2.5 million, and an Accumulated Deficit of $147.0 million. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash on hand at December 31, 2023, plus approximately $32.4 million in gross cash receipts subsequent to year-end (Note 13), the Company anticipates having sufficient cash to fund planned operations into 2026 and does not anticipate an immediate need within the next 24 months to raise additional capital to fund operations.
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
All share and per share amounts in the accompanying consolidated financial statements and related notes have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented. While the number of warrants outstanding did not change, the underlying shares did and are presented reflecting the split. The Company’s common stock began trading on The Nasdaq Capital Market on a split-adjusted basis when the market opened on September 27, 2022.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance became effective for the Company on January 1, 2023. The adoption of ASU 2016-13 did not have a material effect for the Company.
Accounting Pronouncements Pending Adoption
In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires a company to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker (CODM). The standard is effective for us beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. We do not expect to early adopt the new standard. We are currently evaluating the impact of ASU 2023-07 on the consolidated financial statements and related disclosures and will adopt the new standard using a retrospective approach.
In December 2023, the FASB also issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for us beginning in fiscal year 2025, with early adoption permitted. We do not expect to early adopt the new standard. The new

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

standard is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2023-09 on the consolidated financial statements and related disclosures.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries, Jade Therapeutics, Inc. (“Jade”), Kiora Pharmaceuticals, GmbH (“Kiora GmbH”) (formerly known as Panoptes Pharma Ges.m.b.H or “Panoptes”) (effective December 18, 2020 when the Company acquired all of the capital stock of Panoptes), Bayon Therapeutics, Inc. ("Bayon") (effective October 21, 2021 when the Company acquired all of the capital stock of Bayon), and Kiora Pharmaceuticals Pty Ltd (“Kiora Pty”) (formerly known as Bayon Therapeutics Pty Ltd), collectively referred to as “the Company”. All inter-company balances and transactions have been eliminated in consolidation. These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of expenses during the reporting periods. The Company makes significant estimates and assumptions in recording the accruals for the Company’s clinical trial and research activities, establishing the useful lives of intangible assets and property and equipment, conducting impairment reviews of in-process research and development (IPR&D), stock-based compensation, assumptions used to value warrants including warrant modifications and inducements, and contingent considerations payable. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Although the Company monitors and regularly assesses these estimates, actual results could differ significantly from these estimates. The Company records changes in estimates in the period that it becomes aware of the change.
Foreign Currency Translation
Operations of Kiora GmbH are conducted in euros, which represent its functional currency. Operations of Kiora Pty are conducted in Australian dollars, which represent its functional currency. Balance sheet accounts of such subsidiaries were translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income statement accounts were translated to the average rate of exchange prevailing during the period. Translation adjustments resulting from this process, are included in accumulated other comprehensive loss on the Consolidated Balance Sheets and a component of other comprehensive income (loss) on the Consolidated Statements of Operations and Comprehensive Loss.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with a maturity of 90 days or less when acquired that are not restricted as to withdrawal, to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. The Company invests its cash in either U.S. government or treasury money market funds with maturities of 90 days or less. At December 31, 2023 and 2022, the Company has classified $4.3 thousand and $49.3 thousand as restricted cash, respectively.
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful life of 2 to 5 years for all assets. Maintenance and repair costs are expensed as incurred. The Company reviews its property and equipment whenever events or changes in

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

circumstances indicate that the carrying value of certain assets might not be recoverable and recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset.
Impairment of Long-Lived Assets
The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of and considers whether long-lived assets held for use have been impaired whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable, or that the period of their recovery may have changed. Management makes significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity in order to test for impairment. Management reports those long-lived assets to be disposed of and assets held for sale at the lower of carrying amount or fair value less cost to sell. Based on current facts, estimates and assumptions, management believes that no assets are impaired at December 31, 2023. There is no assurance that management’s estimates and assumptions will not change in future periods.
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
In-Process Research and Development
The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project as an indefinite-lived intangible asset and evaluates this asset annually for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. The Company performed an annual evaluation of its indefinite-lived intangible assets for impairment as of August 31, 2023 and 2022 with a quantitative analysis. In connection with its 2023 analysis, the Company recognized an impairment of $1.9 million. As of December 31, 2023 and 2022 the Company also performed a qualitative update analysis for impairment and based on this analysis, the fair value of these products was greater than their carrying value. The Company considered the progress and development timelines for its programs and noted no qualitative factors that would indicate potential impairment of its indefinite-lived intangible assets. At December 31, 2023 and 2022, there is $8.7 million and $10.6 million, respectively, of in-process R&D as part of intangible assets and in-process R&D, net on the Consolidated Balance Sheets.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
Income Taxes
The Company will record a deferred income tax asset and liability for the expected future income tax consequences of events that have been recognized in the Company’s consolidated financial statements and income tax returns. The Company will record a deferred income tax asset and liability based on differences between the financial statement carrying, or “book”, amounts of assets and liabilities, and the tax bases of the assets and liabilities using the enacted income tax regulations in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred income tax asset will be recorded if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. As of December 31, 2023 and 2022, all of the Company’s net deferred income tax assets were subject to a full valuation allowance. As of December 31, 2023 and 2022, the Company has a net deferred tax liability of $0.8 million and $0.7 million, respectively.
The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. As of December 31, 2023, the Company had no unrecognized uncertain income tax positions.
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
For warrants that do not meet the criteria of a liability warrant and are classified on the Company’s Consolidated Balance Sheets as equity instruments, the Company uses the Black-Scholes model to measure the value of the warrants at issuance and then applies the relative fair-value of the equity transaction between common stock, preferred stock and warrants. Common stock and equity-classified warrants each are considered permanent equity.
Refunds for Research and Development
Kiora, through its Kiora GmbH and Kiora Pty Ltd. subsidiaries, is eligible to receive certain refundable tax incentives associated with its research and development expenses in Austria and Australia. These refunds are realized in the form of a cash payment when received, following the incurred research and development expenses. The Company records the refundable payment as a tax receivable and a reduction in expense in the period in which the research and development expenses are incurred. As of December 31, 2023 and 2022, the Company has a research and development tax receivable of $1.9 million and $1.3 million, respectively.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
Net Loss per Share – Basic and Diluted
Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period, which, for basic net loss per share, does not include the weighted-average unvested restricted common stock that has been issued but is subject to forfeiture of 229,373 shares for year ended December 31, 2023 and 30,000 shares for the year ended December 31, 2022.
Dilutive common equivalent shares consist of stock options, warrants, and preferred stock and are calculated using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants. Common equivalent shares do not qualify as participating securities. In periods where the Company records a net loss, including the years ended December 31, 2023 and 2022, unvested restricted common stock and potential common stock equivalents are not included in the calculation of diluted net loss per share as their effect would be anti-dilutive. All shares of Common Stock that may potentially be issued in the future are as follows:

	Year Ended December 31,
	2023	2022
Common Stock Warrants	13,064,299	1,597,606
Employee Stock Options	812,945	84,751
Restricted Stock	229,373	30,000
Preferred Stock	381,832	52
Total Shares of Common Stock Issuable	14,488,449	1,712,409

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Related-Party Transactions
During the year ended December 31, 2023, the Company entered into certain related-party transactions, making payments for services to one vendor, three employees and fifteen consultants, all of whom also are stockholders of the Company. These transactions generally involve a stockholder or option holder of the Company to whom the Company also makes payments during the year, typically as a consultant or a service provider. The Company made payments of approximately $0.1 million for services to the related party vendor Ora, Inc. where one of the Company’s directors is an executive and who the Company has engaged for KIO-301 clinical study services. The Company made payments of $0.5 million to consultants for advisory services. The Company employs a family member of our Chief Development Officer and incurred approximately $0.1 million in employment related costs. Additionally, in December 2023, in connection with the acquisition of Bayon Therapeutics, Inc., the Company issued $0.5 million in milestone payments to former shareholders of Bayon Therapeutics, Inc., including our President and CEO and Chief Development Officer.
Fair Value Measurements
Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). As of December 31, 2023 and 2022, the carrying amounts of cash equivalents, tax receivables, accounts payable, and accrued liabilities approximated their fair values due to their relatively short maturities.
Assets and liabilities recorded at fair value on a recurring basis on the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
Level 1 - Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 - Inputs (other than quoted prices in active markets included in Level 1) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
There were no assets or liabilities valued at fair value using Level 1 or 2 inputs. The following table provides information for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	December 31, 2023	December 31, 2022
Contingent Consideration:
Current	—	322,385
Noncurrent	5,128,959	3,309,175
Total Contingent Consideration	$5,128,959	$3,631,560
The Company's in-process R&D is measured at fair value on a nonrecurring basis. As of December 31, 2023 and 2022, the in-process R&D balance was $8.7 million and $10.6 million, respectively.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

3. Fair Value
Contingent Consideration
Each period the Company revalues its contingent consideration obligations associated with business acquisitions to their fair value. The estimate of the fair value of contingent consideration is determined by applying probability of success, discount rate, and updated timing of the payment. The outstanding payments relate to obligation from acquisitions made by the Company. Below is the list of obligations for each relevant transaction as of December 31, 2023 as follows:

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
Bayon: The Bayon acquisition closed on October 21, 2021. As of December 31, 2022, the Company recorded contingent consideration of $1.1 million. During the year ended December 31, 2023, the Company recorded an increase in estimated fair value of $1.7 million, partially offset by a milestone payment of $0.5 million. The estimated fair value of contingent consideration as of December 31, 2023 was $2.4 million.
Panoptes: The Panoptes transaction closed December 18, 2020. As of December 31, 2022, the Company recorded contingent consideration of $1.7 million. During the year ended December 31, 2023, the Company recorded an increase in estimated fair value of $0.2 million. The estimated fair value of contingent consideration as of December 31, 2023 was $2.0 million.
Jade: As of December 31, 2022, the Company recorded contingent consideration of $0.7 million. During the year ended December 31, 2023, the Company recorded an increase in estimated fair value of $37.4 thousand. The estimated fair value of contingent consideration as of December 31, 2023 was $0.8 million.
At December 31, 2023 and 2022, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.
The Company initially values contingent consideration related to business combinations using a probability-weighted calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows for certain milestones. Key assumptions used to estimate the fair value of contingent consideration include projected financial information, market data and the probability and timing of achieving the specific targets as discussed above. Fair Value of Financial Instruments. After the initial valuation, the Company generally uses its best estimate to measure contingent consideration at each subsequent reporting period using the following unobservable Level 3 inputs:

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

	Valuation Technique	Unobservable Inputs	December 31, 2023	December 31, 2022
	Discounted cash flow	Payment discount rate	13.1%	14.7%
Bayon		Payment period	2025 - 2027	2023 - 2028
Panoptes		Payment period	2026 - 2028	2024 - 2028
Jade		Payment period	2027	2026
Bayon		Probability of Success for milestone	42% - 71%	17% - 67%
Panoptes		Probability of Success for milestone	30% - 33%	17% - 36%
Jade		Probability of Success for milestone	56%	56%
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. The changes in contingent consideration of $1.5 million as of December 31, 2023, was primarily driven by higher estimated probabilities of success and a decreased discount factor and was recorded as a change in fair value of contingent consideration of $2 million within the Consolidated Statements of Operations and Comprehensive Loss, which was partially offset by a milestone payment of $0.5 million.
In-process R&D
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
ASC 350 allows an entity to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. If it is more likely than not that the asset is impaired, the entity must calculate the fair value of the asset and record an impairment charge if the carrying amount exceeds fair value. If an entity concludes that it is not more likely than not that the asset is impaired, no further action is required. An indefinite-lived intangible asset should be tested for impairment if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If such events or changes have occurred, a quantitative assessment is required.
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
The Company values in-process R&D related to asset acquisitions using the Income Approach which measures the value of an asset by the present value of its future economic benefits. These benefits can include earnings, cost savings, tax deductions, or proceeds from its disposition. Value indications are developed by discounting expected cash flows at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The selected discount rate is the Company’s weighted average cost of capital (“WACC”), which provides an expected rate of return based on the Company’s capital structure, the required yield on the Company’s equity, and the required yield on the interest-bearing debt of which there is currently none.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Management completed, with the assistance of a third party valuation firm, a quantitative assessment of in-process R&D as of August 31, 2023, the Company's annual impairment test date, which includes the following unobservable Level 3 inputs:

	Valuation Technique	Unobservable Inputs	Input	Discount Rate
KIO-101	Relief from Royalty Method	Probability of success for next development phase	17%	30%
KIO-104	Multi-Period Excess Earnings Method	Probability of success for next development phase	17% to 36%	25%
KIO-201	Relief from Royalty Method	Probability of success for next development phase	17% to 46%	30%
KIO-301	Multi-Period Excess Earnings Method	Probability of success for next development phase	17% to 67%	25%
4. Property and Equipment
Property and equipment at December 31, 2023 and 2022 consists of the following:

	Estimated Useful Life (Years)	2023	2022
Laboratory Equipment	3	$11,832	$88,399
Office Equipment	3	2,521	3,409
Office Furniture	5	—	58,119
Leasehold Improvements	2	—	22,569
Total Property and Equipment, Gross		14,353	172,496
Less Accumulated Depreciation		6,289	117,319
Total Property and Equipment, Net		$8,065	$55,177
Depreciation expense was $30 thousand and $17 thousand for the years ended December 31, 2023 and 2022, respectively.
5. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2023	2022
Payroll and Benefits	$875,254	$1,312,443
Professional Fees	43,387	282,721
Clinical Trials	397,465	57,020
Other	64,560	183,750
Total Accrued Expenses	$1,380,666	$1,835,934
6. Intangible Assets and In-Process R&D
Intangible assets at December 31, 2023 and 2022 consist of the rights to trade-secrets and know-how related to the manufacturing of KIO-201. During the third quarter of 2018, the Company entered into an intellectual

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

property license agreement with SentrX Animal Care, Inc. (“SentrX”) with respect to certain rights relating to the manufacturing of KIO-201. The intangible assets were recorded at $0.3 million, representing the upfront payment paid to SentrX. Additionally, SentrX was eligible to receive milestone payments totaling up to $4.8 million, upon and subject to the achievement of certain specified development and commercial milestones. These future milestone payments to SentrX would have increased the carrying value of the intangible assets, however, on June 7, 2023, the Company entered into an amendment agreement (the "SentrX First Amendment") whereby SentrX removed the Company's obligation to make any further payments, milestone or otherwise. The term of the agreement is until the product is no longer in the commercial marketplace. In addition, on June 7, 2023, we entered into a new exclusive license agreement (the "New SentrX Agreement") with SentrX, whereby we out-licensed certain KIO-201 patents for use in animal health and veterinary medicine. Under the New SentrX Agreement, SentrX is obligated to pay the Company a flat low single-digit royalty on net sales and is effective until the last licensed patent terminates. The Company’s intangible assets are amortized on a straight-line basis over the estimated useful lives. Additionally, in-process R&D as of December 31, 2023 and 2022 consists of projects acquired from the acquisitions of Jade, Bayon and Panoptes that have not reached technological feasibility and which have no alternative future use. Once the R&D process is complete, the Company will amortize the R&D asset over its remaining useful life. The Company periodically evaluates these assets for impairment.
Intangible assets and in-process R&D at December 31, 2023 and 2022 consists of the following:

	Estimated Useful Life (Years)	2023	2022
Trade Secrets	10	$250,000	$250,000
Less: Accumulated Amortization		(131,250)	(106,250)
Intangible Assets, Net		118,750	143,750
In-Process R&D		8,695,100	10,599,414
Total Intangible Assets and In-Process R&D, Net		$8,813,850	$10,743,164
Amortization expense on intangible assets was $25 thousand for each of the years ended December 31, 2023 and 2022.
Expected future amortization expense is as follows for the years ending December 31,:

Intangible Assets
2024	$25,000
2025	25,000
2026	25,000
2027	25,000
2028	18,750
Total	$118,750
7. Capital Stock
On June 18, 2022, in connection with the Company’s acquisition of Panoptes in December 2020 (“Panoptes Acquisition”), the Company issued an aggregate of 10,087 shares of common stock to former shareholders of Panoptes, which had been held back for a period of eighteen months following the closing of the Panoptes acquisition to satisfy post-closing adjustment and indemnification obligations pursuant to the terms of the Share Purchase Agreement between the Company and the former shareholders of Panoptes.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
On November 17, 2022, the Company entered into warrant exercise inducement offer letters with some of the Class A Warrant holders who agreed to exercise for cash all of their Class A Warrants to purchase 654,609 shares of common stock originally issued in the Public Offering in exchange for the Company's agreement to issue new warrants (the “Inducement Warrants”) on substantially the same terms as the Class A Warrants to purchase up to 654,609 shares of common stock. Each Inducement Warrant is exercisable at a price per share of common stock of $5.97. Each Inducement Warrant will initially be exercisable six months following its date of issuance, and will expire on the eighteen month anniversary of their initial exercise date. The Company received aggregate gross proceeds of approximately $3.1 million from the exercise of the Class A Warrants by the selling stockholders and the sale of the Inducement Warrants. The Company paid its placement agent in connection with the inducement transactions a fee equal to 8% of gross proceeds from the exercise of the Class A Warrants. On February 10, 2023, a holder exercised Class C warrants Exercised resulting in the issuance of 50,000 shares of common stock and proceeds of $0.3 million.
On February 3, 2023, the Company completed a private placement with Lincoln Park Capital, LLC ("Lincoln Park") for 52,798 shares of common stock and warrants to purchase up to 105,596 shares of common stock. The total net proceeds from the private placement were approximately $0.1 million. The warrants have an exercise price of $3.538 per share, subject to adjustments as provided under the terms of the warrants, and became exercisable on the six-month anniversary of the closing date. The warrants are exercisable for five years from the issuance date.
On February 3, 2023, the Company also entered into a purchase agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from the Company up to an aggregate of $10,000,000 of common stock (subject to certain limitations), from time to time and at the Company's sole discretion over the term of the purchase agreement. On February 22, 2023, the Company completed its first issuance under this agreement for a total of 20,000 shares sold to Lincoln Park for proceeds of $0.1 million. In April 2023, the Company completed additional issuances for a total of 105,000 shares sold to Lincoln Park for proceeds of $0.3 million.
On March 30, 2023, the Company entered into an underwriting agreement to issue and sell stock and warrants in a public offering. On June 6, 2023, the public offering closed, and the Company issued and sold (i) 2,197,628

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
Each Warrant is exercisable at a price per share of common stock of $1.10. The Class C Warrants will expire on June 6, 2028 and the Class D Warrants will expire on June 6, 2024. The exercise prices of the warrants are subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. In addition, on August 5, 2023, the 60th calendar day immediately following the initial exercise day, the exercise price of the warrants was reduced to $0.5231 per share pursuant to the reset provision which stated that the warrants would be reduced to the lesser of (i) the exercise price then in effect and (ii) 90% of the average of the volume weighted average price of the Company's common stock for the five (5) trading day period immediately prior to the reset date. In accordance with ASU 2021-04, the warrant reset of the exercise price was evaluated as a modification of equity-classified written call options. Modifications or exchanges that are not related to debt or equity financings, compensation for goods or services, or other exchange transactions within the scope of other guidance should be recognized as a dividend consistent with ASC 815-40-35-17(d). The dividend amount is measured as the excess, if any, of the fair value of the modified or exchanged instrument over the fair value of that instrument immediately before it is modified or exchanged in accordance with ASC 815-40-35-16. The Company considered the guidance in paragraphs 815-40-35-14 through 35-17 and determined that the circumstances of the warrant modification indicate that the modification is executed separate from a new equity offering, debt origination or debt modification. As such, on August 7, 2023, the date on which the modification became effective, the incremental change in the fair value of the 11,500,000 outstanding warrants was recognized as a deemed dividend totaling $0.5 million that increases net loss attributable to common stockholders in accordance with paragraph 815-40-35-17(d) and ASC 260-10-45-15.
During June 2023, 2,958 shares of Series F Convertible Preferred Stock were converted into 2,688,822 shares of common stock. During July and August 2023, 530 shares of Series F Convertible Preferred Stock were converted into 481,770 shares of common stock.
In addition to the 50,000 shares of Class C warrants exercised in February 2023, during November 2023, 8,200 shares of Class C warrants and 8,200 shares of Class D warrants were exercised for $8.6 thousand.
8. Warrants
At December 31, 2023 and 2022, the following warrants were outstanding:

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2021	168,932	$199.65	3.42
Issued	2,159,395	7.38	2.55
Exercised	(719,609)	5.06
Expired	(11,112)	900.00
Outstanding at December 31, 2022	1,597,606	$21.22	3.07
Issued	11,605,596	0.55	3.02
Exercised	(66,400)	5.97
Expired	(72,503)	108.80
Outstanding at December 31, 2023	13,064,299	$2.40	2.43
All of the warrant agreements provide for a cashless exercise in the event a registration statement covering the issuance of the shares of common stock underlying the warrants is not effective, whereby the number of shares to be issued upon exercise of such warrants will be reduced based on the exercise price and the market value of the shares at the time of exercise. The outstanding warrants expire from 2024 through 2028.
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
The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”), and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. As of December 31, 2023, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan and the ESPP was 1,298,848 and 284 shares, respectively.
In January 2023, the number of shares of common stock issuable under the 2014 Plan automatically increased by 76,632 shares pursuant to the terms of the 2014 Plan. Additionally, in September 2023, the number of shares of common stock issuable under the 2014 Plan was increased by 1,000,000 shares, as approved by the Company’s Stockholders. These additional shares are included in the total of 1,298,848 shares issuable under the 2014 Plan.
As of December 31, 2023, there were 183,604 shares of Common Stock available for grant under the 2014 Plan and 191 shares available under the Company’s ESPP.
The following is a summary of stock option activity for the years ended December 31, 2023 and 2022:

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (In Years)
Outstanding at December 31, 2021	12,954	$426.25	5.56
Granted	78,641	8.49
Expired	(14)	842.57
Forfeited	(6,830)	446.34
Outstanding at December 31, 2022	84,751	$36.92	9.59
Exercisable at December 31, 2022	4,939	$442.52	7.27
Vested and Expected to Vest at December 31, 2022	84,751	$36.92	9.59
Granted	764,400	1.11
Expired	(927)	373.32
Forfeited	(35,279)	5.08
Outstanding at December 31, 2023	812,945	$4.26	9.56
Exercisable at December 31, 2023	173,394	$13.79	9.46
Vested and Expected to Vest at December 31, 2023	812,945	$4.26	9.56
During the years ended December 31, 2023 and 2022, the Board approved the grant of options to purchase 764,400 and 78,641 shares of its Common Stock, respectively. All option grants were pursuant to the 2014 Plan. The Company grants time-based stock options which generally vest one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. The Company has also issued grants with a four-year vesting term, of which one-fourth of the underlying shares vested immediately, one-fourth on the one-year anniversary of the grant date and the remainder vest ratably over a 24-month period. The fair value of time-based stock options is determined using the Black-Scholes Option Pricing Model, with such value recognized as expense over the service period, which is typically three years, net of actual forfeitures. For the years ended December 31, 2023 and 2022, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2023	2022
Risk-Free Interest Rate	3.95% - 4.61%	2.42%
Expected Life	5.0 - 5.6 years	5.0 years
Expected Average Volatility	141.0% - 145.2%	140%
Expected Dividend Yield	0%	0%
Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the years ended December 31, 2023 and 2022 was $1.11 and $27.08 respectively. The expected term of the options granted is calculated in accordance with the simplified method, whereby for service-based awards the expected life is calculated as a midpoint between the vest and expiry period. The Company uses the simplified method as there is not a sufficient history of share option exercises. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

The following is a summary of restricted stock activity for the years ended December 31, 2023 and 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Recognition Period
Non-vested Outstanding at December 31, 2021	375	$261.47	1.09
Awarded	30,000	6.78
Released	(248)	261.45
Forfeited	(127)	261.51
Non-vested Outstanding at December 31, 2022	30,000	$6.78	2.79
Awarded	270,050	1.06
Released	(67,377)	1.49
Forfeited	(3,300)	3.83
Non-vested Outstanding at December 31, 2023	229,373	$1.64	2.57
During the years ended December 31, 2023 and 2022, 3,300 and 127 shares of restricted stock, which had not vested, were forfeited and returned to the Company, respectively. During the years ended December 31, 2023 and 2022, the Board approved the grant of 270,050 and 30,000 restricted shares of Common Stock, respectively. All grants of restricted shares were pursuant to the 2014 Plan. These vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.
The total stock-based compensation expense for employees and non-employees is included in the accompanying Consolidated Statements of Operations and as follows:

	Year Ended December 31,
	2023	2022
General and Administrative	$345,488	$343,475
Research and Development	409,456	118,975
Total Stock-Based Compensation Expense	$754,944	$462,450
The fair value of options granted for the years ended December 31, 2023 and 2022 was approximately $0.8 million and $0.6 million, respectively. As of December 31, 2023 and 2022, there was approximately $0.8 million and $0.7 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted average period of 2.1 and 2.4 years, respectively. The stock options outstanding and exercisable as of December 31, 2023 and 2022 had an aggregate intrinsic value of $0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $0.5220 and $3.43, the closing price of the Company’s stock on December 31, 2023 and 2022, respectively.
Unamortized compensation expense related to the restricted stock awards amounted to $0.3 million and $0.2 million as of December 31, 2023 and 2022, respectively, and is expected to be recognized over a weighted average period of approximately 2.3 and 2.8 years, respectively.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

10. Income Taxes
The components of loss before income taxes are as follows:

	Year Ended December 31,
	2023	2022
Domestic	$(9,384,178)	$(10,563,302)
Foreign	(3,039,399)	(3,133,318)
Total Loss Before Income Taxes	$(12,423,577)	$(13,696,620)

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2023	2022
Deferred Taxes:
Federal	$(280,954)	$4,954
State	371,273	(117,964)
Total Deferred Taxes	$90,319	$(113,010)
Income Tax Expense (Benefit)	$90,319	$(113,010)

The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	Year Ended December 31,
	2023	2022
United States Federal Income Tax Rate	21.00%	21.00%
State Taxes, Net of Federal Benefit	13.26	(2.59)
Non-deductible R&D Expenses	(3.49)	—
Contingent Consideration	(3.36)	—
GILTI Inclusion	(1.12)	—
Other Permanent Differences	(0.65)	(9.24)
Change in Valuation Allowance	(27.61)	(9.53)
Research and Development Credits	0.24	0.58
Tax Rate Differential	0.32	2.89
True Up Credit	(0.08)	—
Other	0.76	(0.26)
Effective Tax Rate Expense	(0.73)%	2.85%

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

The Company’s deferred tax assets and liabilities consist of the following:

	Year Ended December 31,
	2023	2022
Net Deferred Tax Liability:
Net Operating Loss Carryforwards	$25,982,646	$22,809,667
Research and Development Credit Carryforwards	2,955,627	2,925,890
Capitalized Research and Development	4,743,068	4,606,902
Stock-Based Compensation	784,366	782,355
Cash Versus Accrual Adjustments	77,729	336,360
Total Deferred Tax Assets	34,543,436	31,461,174
Valuation Allowance	(33,025,829)	(29,593,286)
Net Deferred Tax Asset	1,517,607	1,867,888
Depreciation and Amortization	—	(477)
In-Process Research and Development	(2,297,047)	(2,556,532)
Net Deferred Tax Liability	$(779,440)	$(689,121)
As of December 31, 2023, the Company has federal and state net operating loss carryforwards of approximately $90.2 million and $63.6 million, respectively, to offset future federal and state taxable income. Federal NOL carryforwards generated during the years ended December 31, 2017 and prior totaling $46.1 million will expire at various dates through 2037, and state NOL carryforwards totaling $63.6 million will expire at various dates through 2042. Federal NOL carryforwards generated during the years ended December 31, 2018 and forward totaling $44.1 million will carry forward indefinitely, but their utilization will be limited to 80% of taxable income. The Company has foreign net operating loss carryforwards of $12.2 million as of December 31, 2023, which can be carried forward indefinitely. As of December 31, 2023, the Company also has federal and state research and development tax credit carryforwards of approximately $2.5 million and $0.5 million, respectively, to offset future income taxes, which expire at various times through 2042. The federal and state net operating loss and research tax credit carryforwards may be subject to the limitations provided in the Internal Revenue Code (“IRC”) Sections 382 and 383. Approximately $0.6 million of the federal net operating loss attributable to Jade is subject to a Section 382 limitation. Jade’s carryover of its research and development credits will be subject to the Section 383 limitation.
The Company files United States federal income tax returns and income tax returns in the Commonwealth of Massachusetts, California, North Carolina and Utah, as well as foreign tax returns for its subsidiaries in Austria and Australia. The Company is not under examination by any jurisdiction for any tax year.
The Company has recorded a valuation allowance against its United States and foreign deferred tax assets in each of the years ended December 31, 2023, and 2022 because the Company’s management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $3.4 million and $1.3 million during the years ended December 31, 2023 and 2022, respectively, primarily as a result of the increase in net operating losses and credits, adjustments for accrual to cash basis items, and capitalized research and development expenses.
As of December 31, 2023 and 2022, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company will recognize interest and penalties related to income taxes in income tax expense. The Company has not, as yet, conducted a study of R&D credit carryforwards, which are fully reserved for. This study may result in an adjustment to the Company’s R&D credit carryforwards and related valuation allowance, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
11. Commitments and Contingencies
Leases
The Company is a party to three real property operating leases for the rental of office space. In February 2022, the Company entered into an 18-month lease in Encinitas, California (the "Encinitas Lease"), which is now used for its corporate headquarters. The Encinitas Lease commenced in May 2022 and was amended to extend its term through April 30, 2025. The Company recorded a right-of-use (ROU) asset and lease liability upon lease commencement and lease amendment in May 2022 and November 2023, respectively. In May 2022, the Company entered into a 12-month lease for office space in Adelaide Australia (the "Adelaide Lease") which expired in May 2023. Following expiration, the landlord agreed to extend the Adelaide Lease on a month-month basis, whereby the Company must provide 90-day notice of termination. The Adelaide Lease is a short-term lease which is exempt for ROU asset and lease liability reporting. The Company also entered into a lease for 910 square feet of office space in Vienna, Austria ("the Vienna Lease"). The Vienna Lease commenced on October 15, 2023 with a term of 5 years through October 14, 2028. The Company recorded a ROU asset and lease liability upon lease commencement in October 2023.
Operating lease assets and liabilities are recognized at the lease commencement date at the present value of lease payments to be paid. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments. To determine the present value of lease payments to be paid, the Company estimated incremental secured borrowing rates corresponding to the maturities of the leases. The Company estimated a rate of 8.50% based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. The Company recognizes expense for its leases on a straight-line basis over the lease term. Operating lease expense, consisting of the reduction of the right-of-use asset and the imputed interest on the lease liability, totaled $0.2 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.
Future annual minimum lease payments were as follows as of December 31, 2023:

Operating Leases
2024	$53,966
2025	27,566
2026	14,366
2027	14,372
2028	11,373
Less: Amounts Representing Interest	(14,755)
Lease Liabilities	$106,890

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

License Agreements
The Company is a party to seven license agreements as described below. These license agreements require the Company to pay or receive royalties or fees to or from the licensor based on revenue or milestones related to the licensed technology.
On July 2, 2013, the Company (through its subsidiary, Kiora Pharmaceuticals GmbH) entered into a patent and know-how assignment agreement with 4SC Discovery GmbH (“4SC”) transferring to it all patent rights and know-how to the compound used in KIO-101 and KIO-104. The Company is responsible for paying royalties of 3.25% on net sales of KIO-101, KIO-104 or any other therapeutic product that uses the compound.
On July 2, 2013, the Company (through its subsidiary, Kiora Pharmaceuticals, GmbH) entered into an out-license agreement with 4SC granting 4SC the exclusive worldwide right to commercialize the compound used in KIO-101 and KIO-104 for rheumatoid arthritis and inflammatory bowel disease, including Crohn’s Disease and Ulcerative Colitis. The Company is eligible to receive milestone payments totaling up to €155 million, upon and subject to the achievement of certain specified developmental and commercial milestones. We have not received any milestones from 4SC. In addition, the Company is eligible to receive royalties of 3.25% on net sales of any product commercialized by 4SC using the compound in KIO-101 and KIO-104.
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
On November 17, 2014, the Company (through its subsidiary Kiora Pharmaceuticals GmbH) entered into an intellectual property and know-how licensing agreement with Laboratoires Leurquin Mediolanum S.A.S. (“Mediolanum”) for the commercialization of KIO-101 in specific territories. Under the Mediolanum agreement, the Company out-licensed rights to commercialize KIO-101 for uveitis, dry eye and viral conjunctivitis in Italy, and France. This agreement was amended on December 10, 2015 to also include Belgium and The Netherlands. Under the Mediolanum agreement, Mediolanum is obligated to pay up to approximately €20.0 million in development and commercial milestones and a 7% royalty on net sales of KIO-101 in the territories through the longer of the expiration of the valid patents covering KIO-101 or 10 years from the first commercial sale. The royalty is reduced to 5% after patent expiry. On September 7, 2023, the Company (through its subsidiary Kiora Pharmaceuticals GmbH) agreed to a settlement agreement with Mediolanum to terminate the existing out-licensing rights by Mediolanum to commercialize KIO-101 for uveitis, dry eye and viral conjunctivitis in Italy, France, Belgium and Netherlands including all related commercial milestone payments and royalty obligations. The Company agreed to pay a termination fee of $0.1 million, of which $50,000 was paid upon execution of the agreement, and $50,000 is payable on the one year anniversary of the termination and is accrued for in the accompanying condensed consolidated financial statements.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
On May 1, 2020, the Company (through its subsidiary, Bayon Therapeutics, Inc.) entered into an agreement with Photoswitch Therapeutics, Inc. (“Photoswitch”) granting to the Company access to certain patent applications and IP rights with last-to-expire patent terms of January 2030. The agreement calls for payments to Photoswitch upon the achievement of certain development and upon first commercial sale of the product. On October 30, 2023, the Company, through its subsidiary, Bayon Therapeutics, Inc., entered into an agreement with the University of California (“UC”) to amend its licensing agreement dated May 1, 2020 effective November 5, 2023, granting the Company exclusive rights to a patent application covering specific formulations of KIO-301, which was previously jointly owned by UC and Bayon. Further, Bayon has the ability to assign or transfer the agreement providing written notice is given within at least 15 days prior to any such assignment, providing written assignment agreement by successor within 30 days, and by paying an assignment fee of $30,000 within 30 days of the assignment. Per the terms of the agreement, upon execution of the amendment the Company was required to pay UC $15,000.
12. Employee Benefit Plans
The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contribution for the year ended December 31, 2023.
As a result of the 401(k) plan compliance review for the year ended December 31, 2021, the Company contributed approximately $29.2 thousand to eligible participants during the third quarter of 2022. As of December 31, 2022, the Company accrued an additional estimate of $8.5 thousand for contributions that were expected to be owed as a result of the 401(k) plan compliance review, however upon completion of the review no additional payments were owed and the accrual was reversed in the first quarter of 2023. No payments are accrued for the 401(k) plan compliance review for the year ended December 31, 2023.
13. Subsequent Events
On January 25, 2024, the Company entered into a strategic development and commercialization agreement with Théa Open Innovation (TOI), a sister company of the global ophthalmic specialty company Laboratoires Théa (Théa). Under the agreement, Kiora granted TOI exclusive worldwide development and commercialization rights, excluding certain countries in Asia, to KIO-301 for the treatment of degenerative retinal diseases. In exchange, Kiora will receive an upfront, payment of $16 million; up to $285 million upon achievement of pre-specified clinical development, regulatory and commercial milestones; tiered royalties of up to low 20% on net sales; and reimbursement of certain KIO-301 research and development expenses.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

On January 31, 2024, the Company terminated its Equity Line of Credit with Lincoln Park. On February 05, 2024, the Company entered into a private placement with Maxim Group LLC serving as placement agent for 15,800,000 shares of common stock, pre-funded warrants to purchase up to 11,354,237 shares of common stock, and accompanying Tranche A and Tranche B warrants to purchase up to an aggregate of 49,374,590 shares of common stock. The total net proceeds from the private placement were approximately $13.8 million. The exercise of the accompanying warrants (excluding the pre-funded warrants) is subject to shareholder approval.
The Tranche A warrants are exercisable for up to 24,687,295 shares of common stock at an exercise price of $0.6076 per share for an aggregate of up to approximately $15 million and will expire at the earlier of (i) 30 days following the announcement of full data (expected in the second quarter of 2025) from the Company's Phase 2 clinical trial (ABACUS-2) of KIO-301 in patients with retinitis pigmentosa and the daily VWAP of the Company's common stock equaling or exceeding $1.1048 per share for 30 consecutive trading days following the announcement and (ii) five years from the date of shareholder approval of the warrants.
The Tranche B warrants are exercisable for up to 24,687,295 shares of common stock at an exercise price of $0.6076 per share for an aggregate of up to approximately $15 million and will expire at the earlier of (i) 30 days following the announcement of topline data (expected in 2026) from the planned Phase 2 trial of KIO-104 in posterior non-infectious uveitis and the daily VWAP of the Company's common stock equaling or exceeding $1.3810 per share for 30 consecutive trading days following the announcement and (ii) five years from the date of shareholder approval of the warrants.
In February 2024, 914,155 Class C warrants were exercised at $0.5231 per share for aggregate proceeds of approximately $0.4 million. Additionally, 1,836,402 Class D warrants were exercised at $0.5231 per share for aggregate proceeds of approximately $1.0 million.
In March 2024, the Company made a payment of $0.7 million to Regents of the University of California related to a sublicense fee owed as a result of the TOI transaction.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2024	By:	/s/ Brian M. Strem
President and Chief Executive Officer

Date: March 25, 2024	By:	/s/ Melissa Tosca
Executive Vice President of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brian M. Strem	President and Chief Executive Officer	March 25, 2024
Brian M. Strem	(Principal Executive Officer)

/s/ Melissa Tosca	Executive Vice President of Finance	March 25, 2024
Melissa Tosca	(Principal Financial and Accounting Officer)

/s/ Praveen Tyle	Director	March 25, 2024
Praveen Tyle

/s/ Kenneth Gayron	Director	March 25, 2024
Kenneth Gayron

/s/ David Hollander	Director	March 25, 2024
David Hollander

/s/ Aron Shapiro	Director	March 25, 2024
Aron Shapiro

/s/ Erin Parsons	Director	March 25, 2024
Erin Parsons

/s/ Carmine Stengone	Director	March 25, 2024
Carmine Stengone