Form 10-Q
period 2024-03-31
KIORA PHARMACEUTICALS INC
filed 2024-05-10
CIK 1372514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
☐ Yes ☒ No
On May 8, 2023, there were 26,256,197 shares of the registrant’s common stock outstanding.

KIORA PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Period Ended March 31, 2024

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations, and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” "foreseeable," “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
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
We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 18 of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 25, 2024, or the Annual Report. You should carefully review all these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.

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
Kiora Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$31,276,330	$2,454,684
Prepaid Expenses and Other Current Assets	206,671	233,382
Collaboration Receivables	189,905	—
Tax Receivables	1,808,787	2,049,965
Total Current Assets	33,481,693	4,738,031
Non-Current Assets:
Property and Equipment, Net	12,918	8,065
Restricted Cash	4,084	4,267
Intangible Assets and In-Process R&D, Net	8,807,600	8,813,850
Operating Lease Assets with Right-of-Use	94,298	106,890
Other Assets	39,414	40,767
Total Assets	$42,440,007	$13,711,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$323,062	$206,260
Accrued Expenses	1,222,078	1,380,666
Operating Lease Liabilities	47,851	47,069
Total Current Liabilities	1,592,991	1,633,995
Non-Current Liabilities:
Contingent Consideration	5,116,765	5,128,959
Deferred Tax Liability	779,440	779,440
Operating Lease Liabilities	46,448	59,822
Total Non-Current Liabilities	5,942,653	5,968,221
Total Liabilities	7,535,644	7,602,216
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding; 10,000 designated Series B, 0 shares issued and outstanding; 10,000 shares designated Series C, 0 shares issued and outstanding; 20,000 shares designated Series D, 7 shares issued and outstanding; 1,280 shares designated Series E, 0 shares issued and outstanding; 3,908 shares designated Series F, 420 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4	4
Common Stock, $0.01 Par Value: 50,000,000 shares authorized; 26,256,197 and 7,705,640 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	262,584	77,078
Additional Paid-In Capital	168,429,797	153,192,228
Accumulated Deficit	(133,523,648)	(146,976,855)
Accumulated Other Comprehensive Loss	(264,374)	(182,801)
Total Stockholders’ Equity	34,904,363	6,109,654
Total Liabilities and Stockholders’ Equity	$42,440,007	$13,711,870
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Collaboration Revenue	$16,000,000	$—
Total Revenue	16,000,000	—
Operating Expenses:
General and Administrative	1,296,441	1,269,458
Research and Development	1,493,659	438,283
Change in Fair Value of Contingent Consideration	(12,194)	208,926
Total Operating Expenses	2,777,906	1,916,667
Operating Income (Loss)	13,222,094	(1,916,667)
Other Income, Net:
Interest Income, Net	223,047	33,465
Other Income, Net	8,066	14,666
Total Other Income, Net	231,113	48,131
Net Income (Loss)	$13,453,207	$(1,868,536)
Net Income (Loss) per Common Share - Basic	$0.52	$(1.00)
Weighted Average Shares Outstanding - Basic	25,936,163	1,863,466
Net Income (Loss) per Common Share - Diluted	$0.38	$(1.00)
Weighted Average Shares Outstanding - Diluted	35,025,494	1,863,466

Other Comprehensive Income (Loss):
Net Income (Loss)	$13,453,207	$(1,868,536)
Foreign Currency Translation Adjustments	(81,573)	(32,671)
Comprehensive Income (Loss)	$13,371,634	$(1,901,207)

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2024 and 2023
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	427	$4	7,705,640	$77,078	$153,192,228	$(146,976,855)	$(182,801)	$6,109,654

Stock-Based Compensation	—	—	—	—	175,443	—	—	175,443

Issuance of Common Stock and Warrants from Private Placement, Net of Offering Costs of $1.2 million	—	—	15,800,000	158,000	13,650,815	—	—	13,808,815

Issuance of Common Stock from Warrant Exercises	—	—	2,750,557	27,506	1,411,311	—	—	1,438,817

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(81,573)	(81,573)

Net Income	—	—	—	—	—	13,453,207	—	13,453,207

Balance at March 31, 2024	427	$4	26,256,197	$262,584	$168,429,797	$(133,523,648)	$(264,374)	$34,904,363

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	7	$—	1,796,472	$17,986	$146,035,314	$(134,462,959)	$(182,741)	$11,407,600

Stock-Based Compensation	—	—	—	—	135,941	—	—	135,941

Issuance of Common Stock from Private Placement, Net of Offering Costs of $84,285	—	—	52,798	528	115,187	—	—	115,715

Issuance of Common Stock from ELOC Purchases	—	—	20,000	200	98,760	—	—	98,960

Issuance of Common Stock from Warrant Exercises	—	—	50,000	500	298,000	—	—	298,500

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(32,671)	(32,671)

Net Loss	—	—	—	—	—	(1,868,536)	—	(1,868,536)

Balance at March 31, 2023	7	$—	1,919,270	$19,214	$146,683,202	$(136,331,495)	$(215,412)	$10,155,509
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net Income (Loss)	$13,453,207	$(1,868,536)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization of Intangible Assets	4,869	10,078
Reduction of Right-of-Use Assets	11,343	32,778
Stock-Based Compensation	175,443	135,941
Change in Fair Value of Contingent Consideration	(12,194)	208,926
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	12,651	(146,838)
Collaboration Receivables	(189,904)	—
Tax Receivables	179,087	(332,288)
Other Assets	1,112	430
Accounts Payable	124,975	(355,628)
Accrued Expenses	(124,391)	(721,678)
Operating Lease Liabilities	(11,343)	(32,779)
Net Cash Provided by (Used in) Operating Activities	13,624,855	(3,069,594)
Financing Activities:
Gross Proceeds from Private Placement	15,000,000	200,000
Issuance Costs for Private Placement	(1,191,185)	(84,285)
Proceeds from ELOC Purchases	—	98,960
Exercise of Warrants	1,438,817	298,500
Net Cash Provided by Financing Activities	15,247,632	513,175
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(51,024)	(27,145)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	28,821,463	(2,583,564)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	2,458,951	6,013,816
Cash, Cash Equivalents and Restricted Cash, End of Period	$31,280,414	$3,430,252

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2024
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes previously distributed in the Company’s 2023 Annual Report on Form 10-K dated March 25, 2024. The balance sheet as of December 31, 2023 was derived from audited consolidated financial statements of the Company but does not include all the disclosures required by U.S. GAAP.
Liquidity and Capital Resources
At March 31, 2024, the Company had unrestricted Cash and Cash Equivalents of $31.3 million, and an Accumulated Deficit of $133.5 million. Kiora has incurred annual losses and negative cash flows since inception, and future losses are anticipated. However, Management believes that its capital resources as of March 31, 2024 will be sufficient to fund the Company's planned operations for at least 12 months after the date that these unaudited financial statements are issued.
Significant Accounting Policies
Revenue Recognition
In accordance with FASB’s ASC 606, Revenue from Contracts with Customers, or ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
The Company applies the five-step model to contracts when it determines that it is probable it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2024
In a contract with multiple performance obligations, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligation. The estimation of the stand-alone selling price(s) may include estimates regarding forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time. Any change made to estimated progress towards completion of a performance obligation and, therefore, revenue recognized will be recorded as a change in estimate. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.
Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s balance sheet. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as Current portion of deferred revenue. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as Deferred revenue, net of current portion. As of March 31, 2024 and 2023, the Company did not have a deferred revenue balance.
Collaboration Revenue
If a license to our intellectual property is determined to be distinct from the other performance obligations identified in a contract, we recognize revenues from the transaction price allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from the allocated transaction price. We evaluate the measure of progress at each reporting period and, if necessary, adjust the measure of performance and related revenue or expense recognition as a change in estimate.
At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being reached. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or a collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of milestones that are within our or a collaboration partner’s control, such as operational development milestones and any related constraint, and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which will affect collaboration revenues and earnings in the period of adjustment. Revisions to our estimate of the transaction price may also result in negative collaboration revenues and earnings in the period of adjustment.
For arrangements that include sales-based royalties, including commercial milestone payments based on the level of sales, and a license is deemed to be the predominant item to which the royalties relate, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied, or partially satisfied.
In January 2024, we entered into a strategic development and commercialization agreement ("License Agreement") with Théa Open Innovation ("TOI"), a sister company of the global ophthalmic specialty company Laboratoires Théa ("Théa"). Under the agreement, Kiora granted TOI exclusive worldwide development and commercialization rights, excluding certain countries in Asia, to KIO-301 for the treatment of degenerative retinal diseases (the "License"). We concluded that the Licensing Agreement contains one material performance obligation, the License. The transaction price includes the upfront, non-refundable payment of $16.0 million (the "License Access Fee"). The Company did not include any development or regulatory milestones in the transaction price because it is not probable that changes in the estimate of receiving those milestones would not result in significant reversals of cumulative revenue in future periods, due to the inherent risks and uncertainties in the drug development process. The sales-based milestones and royalties are not included in the transaction price per ASC 606-10-32-11 and ASC 606-10-55-65. There is no financing component in the License Agreement.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2024
The initial transaction price will be allocated to the one performance obligation identified (i.e., the License), which was transferred to TOI at the execution of the License Agreement and the entire $16.0 million transaction price was recognized in the first quarter of 2024 upon the satisfaction of the license performance obligations. The variable consideration for development and regulatory milestones, commercial milestones, and royalties will be allocated to each development license performance obligation, if and when it is included in the transaction price. When it is probable that including milestones in the transaction price will not result in significant reversals of cumulative revenue in future periods, the Company will recognize the revenue for the milestones immediately since the license performance obligation to which the milestones relate has already been fully satisfied when the change in estimate of the variable consideration occurs. Since the reimbursement for the development activities clearly relates to those activities and are accounted for under ASC 808, the Company will recognize those amounts that are due from TOI as contra-R&D expense.

The License Access Fee was earned at a point in time (first quarter of 2024), as a result, the associated contract costs specifically, sublicense fees, will be expensed at the same point in time (first quarter of 2024). Management notes, all further revenue sources that may lead to sublicense fee payments will not be recognized until earned. As such, sublicense fees will be expensed in the same period as the revenue of the respective milestone or royalties are earned.
See Note 8 to the condensed consolidated financial statements for additional information.
Collaboration Agreements
The Company has entered into a research agreement that falls under the scope of ASC 808, Collaborative Arrangements. Reimbursements from a collaboration partner are recorded as a reduction to research and development expense in the consolidated statements of operations and comprehensive income (loss). Similarly, amounts that are owed to a collaboration partner are recognized as research and development expense in the consolidated statements of operations and comprehensive income (loss).
Refunds for Research and Development
Kiora, through its Kiora Pharmaceuticals GmbH and Kiora Pharmaceuticals Pty Ltd subsidiaries, is entitled to receive certain refundable tax incentives associated with its research and development expenses in Austria and Australia, respectively. These refunds are realized in the form of a cash payment in the year following the incurred research and development expenses and the filing of required documents within the appropriate regulatory authorities. The Company records estimates of the refundable payment as a tax receivable and a reduction in expense in the period in which the research and development expenses are incurred.
Related-Party Transactions
During the quarter ended March 31, 2024, the Company entered into certain related-party transactions making payments for services to one employee and seven consultants. These transactions generally involve a stockholder or option holder of the Company to whom the Company also makes payments during the year, typically as a consultant or a service provider. The Company made payments of $0.1 million to consultants for advisory services. The Company employs a family member of our Chief Development Officer and incurred approximately $21.3 thousand in employment related costs.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2024
2. Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
A summary of cash and cash equivalents and restricted cash is as follows:

	March 31, 2024	December 31, 2023
Cash and Cash Equivalents	$31,276,330	$2,454,684
Restricted Cash, Non-current	4,084	4,267
Total Cash, Cash Equivalents and Restricted Cash	$31,280,414	$2,458,951
Non-current restricted cash consists of deposits with financial institutions for corporate credit cards, and such amounts are included in prepaid expenses and other current assets.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	March 31, 2024	December 31, 2023
Prepaid General and Administrative	$109,395	$73,109
Prepaid Insurance	72,872	123,807
Prepaid Research and Development	24,404	23,066
Other	—	13,400
Total Prepaid Expenses and Other Current Assets	$206,671	$233,382
Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
Payroll and Benefits	$972,562	$875,254
Professional Fees	57,575	43,387
Clinical Trials	120,135	397,465
Other	71,806	64,560
Total Accrued Expenses	$1,222,078	$1,380,666
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
March 31, 2024
be presented at fair value. The following table provides information for liabilities measured at fair value on a recurring basis using Level 3 inputs:

	March 31, 2024	December 31, 2023
Contingent Consideration:
Non-current	$5,116,765	$5,128,959
Total Contingent Consideration	$5,116,765	$5,128,959
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

	Valuation Technique	Unobservable Inputs	March 31, 2024	December 31, 2023
	Discounted cash flow	Payment discount rate	14.5%	13.1%
Bayon		Payment period	2025 - 2027	2025 - 2027
Panoptes		Payment period	2026 - 2028	2026 - 2028
Jade		Payment period	2027	2027
Bayon		Probability of success for payment	42% - 71%	42% - 71%
Panoptes		Probability of success for payment	30% - 33%	30% - 33%
Jade		Probability of success for payment	56%	56%
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. The change in fair value of contingent consideration of $12.2 thousand for the three months ended March 31, 2024, was primarily driven by an increased discount rate. The change in fair value of contingent consideration of $0.2 million for the three months ended March 31, 2023 was primarily driven by a decreased discount rate. The change in fair value of contingent consideration is recorded within operating expenses on the accompanying condensed consolidated statements of operation and comprehensive income (loss).
The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use at estimated fair value. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project as an indefinite-lived intangible asset and evaluates this asset annually for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2024
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
The Company engaged a third-party valuation firm to complete a quantitative assessment of in-process R&D as of August 31, 2023, which includes the following unobservable Level 3 inputs:

	Valuation Technique	Unobservable Inputs		Discount Rate
KIO-101	Relief from Royalty Method	Probability of success for next development phase	17%	30%
KIO-104	Multi-Period Excess Earnings Method	Probability of success for next development phase	17% to 18%	25%
KIO-201	Relief from Royalty Method	Probability of success for next development phase	17% to 47%	30%
KIO-301	Multi-Period Excess Earnings Method	Probability of success for next development phase	17% to 67%	25%
As of March 31, 2024, the Company assessed qualitative factors to determine whether events and circumstances indicate impairment, and concluded that it is not more likely than not that any assets are impaired.
4. Capital Stock
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
On February 3, 2023, the Company also entered into a purchase agreement with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock (subject to certain limitations), from time to time and at the Company's sole discretion over the term of the purchase agreement. On February 22, 2023, the Company completed its first issuance under this agreement for a total of 20,000 shares sold to Lincoln Park for proceeds of $0.1 million. In April 2023, the Company completed additional issuances for a total of 105,000 shares sold to Lincoln Park for proceeds of $0.3 million. On January 31, 2024, the Company terminated the purchase agreement with Lincoln Park.
During February 2023, 50,000 shares were issued upon the exercise of inducement warrants issued in November 2022.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2024
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
Each Class C Warrant and Class D Warrant is exercisable at a price per share of common stock of $1.10. The Class C Warrants will expire on June 6, 2028 and the Class D Warrants will expire on June 6, 2024. The exercise prices of the warrants are subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. In addition, on August 7, 2023, the first business day after the 60th calendar day immediately following the initial exercise day, the exercise price of the warrants was reduced to $0.5231 per share pursuant to the reset provision which stated that the warrants would be reduced to the lesser of (i) the exercise price then in effect and (ii) 90% of the average of the volume weighted average price of the Company's common stock for the five (5) trading day period immediately prior to the reset date. In accordance with ASU 2021-04, the warrant reset of the exercise price was evaluated as a modification of equity-classified written call options. Modifications or exchanges that are not related to debt or equity financings, compensation for goods or services, or other exchange transactions within the scope of other guidance should be recognized as a dividend consistent with ASC 815-40-35-17(d). The dividend amount is measured as the excess, if any, of the fair value of the modified or exchanged instrument over the fair value of that instrument immediately before it is modified or exchanged in accordance with ASC 815-40-35-16. The Company considered the guidance in paragraphs 815-40-35-14 through 35-17 and determined that the circumstances of the warrant modification indicate that the modification is executed separate from a new equity offering, debt origination or debt modification. As such, on August 7, 2023, the date on which the modification became effective, the incremental change in the fair value of the 11,500,000 outstanding warrants was recognized as a deemed dividend totaling $0.5 million that increases net loss attributable to common stockholders in accordance with paragraph 815-40-35-17(d) and ASC 260-10-45-15. During November 2023, 8,200 shares of common stock were issued upon the exercise of Class C Warrants and 8,200 shares of common stock were issued upon the exercise of Class D Warrants for $8.6 thousand in aggregate exercise proceeds. In February 2024, 915,155 shares of common stock were issued upon exercise of Class C Warrants at $0.5231 per share for aggregate proceeds of approximately $0.4 million. Additionally, 1,835,402 shares of common stock were issued upon exercise of Class D Warrants at $0.5231 per share for aggregate proceeds of approximately $1.0 million.
During June 2023, 2,958 shares of Series F Convertible Preferred Stock were converted into 2,688,822 shares of common stock. During July and August 2023, 530 shares of Series F Convertible Preferred Stock were converted into 481,770 shares of common stock.
On January 31, 2024, the Company entered into a private placement with Maxim Group LLC serving as placement agent for 15,800,000 shares of common stock, pre-funded warrants to purchase up to 11,354,237 shares of common stock, and accompanying Tranche A and Tranche B warrants to purchase up to an aggregate of 49,374,590 shares of common stock. The total net proceeds from the private placement were approximately $13.8 million. The exercise of the accompanying warrants (excluding the pre-funded warrants) is subject to shareholder approval. See Note 9 to the condensed consolidated financial statements for additional information.
The Tranche A warrants are exercisable for up to 24,687,295 shares of common stock at an exercise price of $0.6076 per share for an aggregate of up to approximately $15.0 million and will expire at the earlier of (i) 30 days following the announcement of full data (expected in the second quarter of 2025) from the Company's Phase 2 clinical trial (ABACUS-2) of KIO-301 in patients with retinitis pigmentosa and the daily VWAP of the Company's common stock equaling or exceeding $1.1048 per share for 30 consecutive trading days following the announcement and (ii) five years from the date of shareholder approval of the warrants.
The Tranche B warrants are exercisable for up to 24,687,295 shares of common stock at an exercise price of $0.6076 per share for an aggregate of up to approximately $15.0 million and will expire at the earlier of (i) 30 days following the announcement of topline data (expected in 2026) from the planned Phase 2 trial of KIO-104

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2024
in posterior non-infectious uveitis and the daily VWAP of the Company's common stock equaling or exceeding $1.3810 per share for 30 consecutive trading days following the announcement and (ii) five years from the date of shareholder approval of the warrants.
5. Warrants
The following is a summary of warrant activity for the Company’s equity-classified warrants for the three months ended March 31, 2024:

	Number of Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2023	13,064,299	$2.40	2.43
Issued	60,728,829	$0.49	5.93
Exercised	(2,750,557)	$0.52
Outstanding at March 31, 2024	71,042,571	$—	5.28
6. Net Income (Loss) per Share - Basic and Diluted
Basic and diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the time period, which for basic net income (loss) per share, does not include the weighted-average unvested restricted common stock that has been issued and is subject to forfeiture totaling 216,788 and 70,550 shares for the three months ended March 31, 2024 and 2023, respectively.
Dilutive common equivalent shares consist of stock options, warrants, and preferred stock and are calculated using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants. Common equivalent shares do not qualify as participating securities. In periods where the Company records a net loss, unvested restricted common stock and potential common stock equivalents are not included in the calculation of diluted net income (loss) per share as their effect would be anti-dilutive. The following is a summary of potentially dilutive securities excluded from the calculation of diluted net income (loss) per share as of March 31:

	2024	2023
Common Stock Warrants, Excluding Pre-funded Warrants	50,955,291	1,653,202
Employee Stock Options	664,070	211,578
Restricted Stock	—	70,550
Preferred Stock, as Converted into Common Stock	381,832	52
Common Stock Reserved for Future Issuance	492,254	11,366
Total	52,493,447	1,946,748
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2024
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
The Company’s Board adopted the 2014 Plan and the Employee Stock Purchase Plan (the “ESPP”), and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. In January 2024, the number of shares of common stock issuable under the 2014 Plan automatically increased by 299,051 shares pursuant to the terms of the 2014 Plan. As of March 31, 2024, the maximum number of shares of Common Stock that may be issued pursuant to the 2014 Plan was 1,597,899 of which 492,254 shares were available for awards.
Stock-based compensation expense is presented in the same expense line items as cash compensation paid and for the three months ended March 31 is as follows:

	Three months ended March 31
	2024	2023
Research and Development	$94,571	$64,687
General and Administrative	80,872	71,254
Total Stock-Based Compensation Expense	$175,443	$135,941
Stock Options
The Company grants time-based stock options which generally vest one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. The fair value of time-based stock options is determined using the Black-Scholes Option Pricing Model, with such value recognized as expense over the service period, which is typically three years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the three months ended March 31, 2024 and 2023 is shown in the following table. Note there were no options granted during the three months ended March 31, 2024:

	Three months ended March 31
	2024	2023
Risk-Free Interest Rate	N/A	4.26%
Expected Life (years)	N/A	5.00
Expected Stock Price Volatility	N/A	142%
Expected Dividend Yield	—%	—%
The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 was $3.83. The expected term of the options granted is based on management's estimate. Expected volatility is based on the historical volatility of the Company’s peers common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options amounted to $0.6 million as of March 31, 2024 and is expected to be recognized over a weighted average period of approximately 1.99 years.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2024
Following is a summary of stock option activity for the three months ended March 31, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term in Years
Outstanding at December 31, 2023	812,945	$4.26	9.56
Expired	(703)	$374.50
Forfeited	(8,672)	$0.93
Outstanding at March 31, 2024	803,570	$3.97	9.28
Exercisable and vested at March 31, 2024	238,121	$10.26	9.02
The stock options outstanding and exercisable as of March 31, 2024 had $0.1 million aggregate intrinsic value. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $0.71, the closing price of the Company’s stock on March 31, 2024.
Restricted Stock Awards
Restricted stock compensation expense is recognized over the vesting period, which is typically one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. Unamortized compensation expense related to the restricted stock awards amounted to $0.3 million as of March 31, 2024 and is expected to be recognized over a weighted average period of approximately 2.34 years. The following is a summary of restricted stock activity for the three months ended March 31, 2024:

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Term in Years
Non-vested Outstanding at December 31, 2023	229,373	$1.64	2.57
Released	(12,335)	$3.83
Forfeited	(250)	$3.83
Non-vested Outstanding at March 31, 2024	216,788	$1.51	2.34
Employee Stock Purchase Plan
The Company has a non-qualified Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of the Company’s common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of common stock through payroll deductions at a discounted price. Six month offering periods are made at the Board’s discretion. The ESPP provides for 284 aggregate shares of the Company’s common stock for participants to purchase. As of March 31, 2024 and 2023, the remaining shares reserved for future offerings was 191.
8. Commitments and Contingencies
Leases
The Company is party to three real property operating leases for the rental of office space. In February 2022, the Company entered into an 18-month lease for an office facility in Encinitas, California (the "Encinitas Lease"), which is now used for its corporate headquarters. The Encinitas Lease commenced in May 2022 and was amended to extend its lease term through April 30, 2025. The Company recorded a right-of use ("ROU") asset and lease liability upon lease commencement and lease amendment in May 2022 and November 2023, respectively. In May 2022, the Company entered into a 12-month lease for office space in Adelaide Australia (the "Adelaide Lease") which expired in May 2023. Following expiration, the landlord agreed to extend the Adelaide Lease on a month-month basis, whereby the Company must provide 90-day notice of termination. The

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2024
Adelaide Lease is a short-term lease which is exempt for ROU asset and lease liability reporting. The Company also entered into a lease for 910 square feet of office space in Vienna, Austria (the "Vienna Lease"). The Vienna Lease commenced on October 15, 2023 with a term of 5 years through October 14, 2028. The Company recorded a ROU asset and lease liability upon lease commencement in October 2023. The remaining lease terms range from less than 0.47 to 2.56 years.
Operating lease expense, consisting of the reduction of the right-of-use asset and the imputed interest on the lease liability totaled $20,231 and $30,000 for the three months ended March 31, 2024 and 2023, respectively.
Future annual minimum lease payments under non-cancellable operating leases as of March 31, 2024 are as follows:

Years Ending December 31,
2024 (remaining months)	$40,238
2025	27,250
2026	14,050
2027	14,050
2028	11,123
Total Lease Liabilities	106,711
Less Amounts Representing Interest	(12,412)
Total	94,299
Less Current Portion	(47,851)
$46,448
License and Exclusive Rights Agreements
The Company is a party to seven license agreements as described below. These license agreements require the Company to pay or receive royalties or fees to or from the licensor based on revenue or milestones related to the licensed technology.
On July 2, 2013, the Company (through its subsidiary, Kiora Pharmaceuticals, GmbH) entered into a patent and know-how assignment agreement with 4SC Discovery GmbH (“4SC”) transferring to the Company all patent rights and know-how to the compound used in KIO-101 and KIO-104. The Company is responsible for paying royalties of 3.25% on net sales of KIO-101, KIO-104 or any other therapeutic product that uses the compound.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2024
On November 17, 2014, the Company (through its subsidiary Kiora Pharmaceuticals GmbH) entered into an intellectual property and know-how licensing agreement with Laboratoires Leurquin Mediolanum S.A.S. (“Mediolanum”) for the commercialization of KIO-101, KIO-104 or any other therapeutic product that uses the compound (the “Mediolanum agreement”) in specific territories. Under the Mediolanum agreement, the Company out-licensed rights to commercialize KIO-101, KIO-104 or any other therapeutic product that uses the compound (the "KIO-100 family of products") for uveitis, dry eye and viral conjunctivitis in Italy, and France. This Agreement was amended on December 10, 2015 to also include Belgium and The Netherlands. Under the Mediolanum Agreement, Mediolanum is obligated to pay up to approximately €20 million in development and commercial milestones and a 7% royalty on net sales of (the KIO-100 family of products in the territories through the longer of the expiry of the valid patents covering the KIO-100 family of products or 10 years from the first commercial sale. The royalty is reduced to 5% after patent expiry. On September 7, 2023, the Company (through its subsidiary Kiora Pharmaceuticals GmbH) agreed to a settlement agreement with Mediolanum to terminate the existing out-licensing rights by Mediolanum to commercialize the KIO-100 family of products for uveitis, dry eye and viral conjunctivitis in Italy, France, Belgium and Netherlands including all related commercial milestone payments and royalty obligations. The Company agreed to pay a termination fee of $0.1 million, of which $50,000 was paid upon execution of the agreement, and $50,000 is payable on the one year anniversary of the termination and is accrued for in the accompanying condensed consolidated financial statements.
On September 26, 2018, the Company entered into an intellectual property licensing agreement (the “SentrX Agreement”) with SentrX, a veterinary medical device company that develops and manufactures veterinary wound care products. Under the SentrX Agreement, the Company in-licensed the rights to trade secrets and know-how related to the manufacturing of KIO-201. The SentrX Agreement enables the Company to pursue a different vendor with a larger capacity for manufacturing and an FDA-inspected facility for commercialization of a product for human use. Under the SentrX Agreement, SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified developmental and commercial milestones. The term of the agreement is until the product is no longer in the commercial marketplace. In addition, on June 7, 2023, the Company entered into a new exclusive license agreement (the "New SentrX Agreement") with SentrX, whereby the Company out-licensed certain KIO-201 patents for use in animal health and veterinary medicine. Under the New SentrX Agreement, SentrX is obligated to pay the Company a flat low single-digit royalty on net sales, and is effective until the last licensed patent terminates. In August 2023, SentrX was acquired by Dômes Pharma.
On May 1, 2020, the Company (through its subsidiary, Bayon Therapeutics, Inc.) entered into an agreement with the University of California (“UC”) granting to the Company the exclusive rights to its pipeline of photoswitch molecules. The agreement requires the Company to pay an annual fee to UC of $5,000, as well as payments to UC upon the achievement of certain development milestone and royalties based on revenue relating to any product incorporating KIO-301. The Company is obligated to pay royalties on net sales of two percent (2%) of the first $250 million of net sales, one and a quarter percent (1.25%) of net sales between $250 million and $500 million, and one half of one percent (0.5%) of net sales over $500 million. In addition, the agreement requires the Company to pay sublicense fees for the grant of rights under a sublicense agreement at 8% of sublicense revenue prior to enrolling the first patient in any Phase 1 or Phase II (if Phase I is not performed) clinical trial of a licensed product, 6% of sublicense revenue prior to enrolling the first patient in any Phase III clinical trial of a licensed product, or 4% of sublicense revenue prior to any arms-length first commercial sale of a licensed product. On October 30, 2023, the Company, through its subsidiary, Bayon Therapeutics, Inc., entered into an agreement with UC to amend its licensing agreement dated May 1, 2020 effective November 5, 2023, granting the Company exclusive rights to a patent application covering specific formulations of KIO-301, which was previously jointly owned by UC and Bayon. Further, Bayon has the ability to assign or transfer the agreement providing written notice is given within at least 15 days prior to any such assignment, providing written assignment agreement by successor within 30 days, and by paying an assignment fee of $30,000 within 30 days of the assignment. Per the terms of the agreement, upon execution of the amendment the Company was required to pay UC $15,000. Per these terms, the Company made a payment to UC for $0.7 million related to the upfront payment received from TOI upon execution of the strategic development and commercialization agreement. The agreement expires on the date of the last-to-expire patent included in the licensed patent portfolio which is currently January 2030, however if patents that are currently pending approval are issued, the license expiration would extend into 2041.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2024
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
Strategic Development and Commercialization Agreements
On January 25, 2024, the Company entered into the License Agreement with TOI, a sister company of the global ophthalmic specialty company Théa. Under the agreement, Kiora granted TOI exclusive worldwide development and commercialization rights, excluding certain countries in Asia, to KIO-301 for the treatment of degenerative retinal diseases. In exchange, Kiora received an upfront payment of $16 million; will receive up to $285 million upon achievement of pre-specified clinical development, regulatory and commercial milestones; tiered royalties of up to low 20% on net sales; and reimbursement of certain KIO-301 research and development expenses. For the quarter ending March 31, 2024, the Company recorded offsetting expense credits of $0.2 million related to reimbursable KIO-301 expenses.
Contingent Consideration
The purchase price of various acquisitions in prior periods included contingent consideration, which consisted of various cash earn-out payments upon the achievement of certain milestones. Below are the maximum obligation payments per the respective agreements and estimated fair value of contingent consideration payments remaining as of March 31, 2024.

	Maximum Obligation per Agreements	Current Fair Value Estimated
Bayon	$7,135,000	$2,374,438
Panoptes	9,500,000	1,969,019
Jade	2,164,451	773,308
	$18,799,451	$5,116,765
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
9. Subsequent Events
In April 2024, the Company received grant funding of $20,000 from the Choroideremia Research Foundation ("CRF") in support of validating functional vision assessments for patients with profound blindness. This grant

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2024
funding will aid in further validation of a suite of tests expected to be used in the upcoming ABACUS-2 Phase 2 clinical trial assessing KIO-301.
On May 1, 2024, the Company held its 2024 Annual Meeting of Stockholders (the "Annual Meeting") where the Company's stockholders voted to approve various proposals including (i) adoption of a new Equity Incentive Plan the "2024 Equity Incentive Plan", (ii) an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock to 150,000,000, which the Company filed with the Secretary of State for the State of Delaware on May 1, 2024 and (iii) the approval, as contemplated by Nasdaq Listing Rule 5635, of the issuance of up to 49,374,590 shares of Common Stock upon the exercise of Tranche A Warrants and Tranche B Warrants issued in the private placement completed in February 2024,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 18 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2024. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Quarterly Report on Form 10-Q.
Kiora Pharmaceuticals, Inc. is referred to herein as “Kiora”, “we,” “our,” “us,” and “the Company”.
Executive Summary
We are a specialty clinical-stage pharmaceutical company developing and commercializing products for the treatment of ophthalmic diseases.
KIO-301 is initially focused on patients with later stages of disease progression due to Retinitis Pigmentosa (any and all sub-forms). KIO-301 is a potential vision-restoring small molecule that acts as a “photoswitch” specifically designed to restore vision in patients with inherited and age-related degenerative retinal diseases. The molecule is specifically designed to restore the eyes’ ability to perceive and interpret light in visually impaired patients. It selectively enters viable downstream retinal ganglion cells (no longer receiving electrical input due to degenerated rods and cones) and is intended to turn them into light sensing cells, capable of signaling the brain as to the presence or absence of light. We have initiated a Phase 1b clinical trial in the third quarter of 2022. On March 17, 2022, we were granted Orphan Drug Designation by the United States (“U.S.”) Food and Drug Administration (“FDA”) for the Active Pharmaceutical Ingredient (“API”) in KIO-301. KIO-301 (formerly known as B-203) was acquired through the Bayon Therapeutics, Inc. ("Bayon") transaction that closed October 21, 2021. We initiated a Phase 1b clinical trial in the third quarter of 2022. The trial completed enrollment and the last patient last visit was completed in 2023. Topline data from this trial was presented at the American Academy of Ophthalmology annual meeting in November 2023. The complete data set will be presented at the Association for Research in Vision and Ophthalmology (ARVO) annual conference in May 2024.
In January 2024, we entered into a strategic development and commercialization agreement ("License Agreement") with Théa Open Innovation ("TOI"), a sister company of the global ophthalmic specialty company Laboratoires Théa ("Théa"). Under the agreement, Kiora granted TOI exclusive worldwide development and commercialization rights, excluding Asia, to KIO-301 for the treatment of degenerative retinal diseases. In exchange, Kiora received an upfront, payment of $16 million; up to $285 million upon achievement of pre-specified clinical development, regulatory and commercial milestones; tiered royalties of up to low 20% on net sales; and reimbursement of KIO-301 research and development expenses.
Based on results of the Phase 1b trial, we have the opportunity to expand development of KIO-301 to treat patients with late stages of Choroideremia and Stargardt disease. These diseases have a similar underlying late-stage pathology as Retinitis Pigmentosa, hence the mechanism of action of KIO-301 could potentially provide a similar benefit to these patients.
We are also planning to develop KIO-104 for the treatment of Posterior Non-Infectious Uveitis, a rare T cell-mediated, intraocular inflammatory disease. KIO-104 is a novel and potent small molecule inhibitor of dihydroorotate dehydrogenase ("DHODH"), formulated for intravitreal delivery and ideally suited to suppress overactive T-cell activity to treat the underlying condition. Data from a previous Phase 1/2a study, reported in October 2022, showed that a single injection of KIO-104 decreased intraocular inflammation and improved visual acuity significantly for the duration of the study. Further, there is evidence of reduced cystoid macular edema from baseline. We are currently designing a multi-dose, randomized, controlled Phase 2 clinical trial.

We have two additional assets, KIO-101 and KIO-201, that we are currently seeking to partner. KIO-101 is based on the same molecule as KIO-104, however formulated for topical, eye drop delivery. KIO-201 is a modified form of the natural polymer hyaluronic acid, designed to protect the ocular surface to permit re-epithelialization of the cornea and improve and maintain ocular surface integrity. KIO-201 has unique properties that help hydrate and protect the ocular surface. We completed a Phase 2 clinical trial in patients with Persistent Corneal Epithelial Defects ("PCEDs").
Throughout our history we have not generated significant revenue, however in January 2024 we entered into the License Agreement with TOI, whereby we recognized $16 million in collaboration revenue related to the upfront payment. We have never been profitable and from inception through March 31, 2024, our losses from operations have aggregated $133.5 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our product candidates. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure to support their commercialization including sales, marketing, and distribution functions.
We will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity, debt financings, license and development agreements, or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Although historically we have been successful at raising capital, most recently raising net proceeds of approximately $13.8 million in a private placement offering that closed on February 5, 2024, additional capital may not be available on terms favorable to Kiora, if at all. We do not know if any future offerings will succeed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash on hand at March 31, 2024 of approximately $31.3 million, we anticipate having sufficient cash to fund planned operations into 2026 and do not anticipate an immediate need to raise additional capital to fund operations.
Recent Developments
On May 1, 2024, we held our 2024 Annual Meeting of Stockholders (the "Annual Meeting") where our stockholders voted to approve various proposals including (i) adoption of a new Equity Incentive Plan the "2024 Equity Incentive Plan", (ii) an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock to 150,000,000, which we filed with the Secretary of State for the State of Delaware on May 1, 2024, and (iii) the approval, as contemplated by Nasdaq Listing Rule 5635, of the issuance of up to 49,374,590 shares of Common Stock upon the exercise of Tranche A Warrants and Tranche B Warrants issued in the private placement completed in February 2024.
New Components of Results of Operations
Revenue
Our revenue has been derived from payments received under our license and research collaboration agreements, which for the quarter ended March 31, 2024, represented an upfront payment from our collaboration agreement with TOI. In the future, we anticipate our revenue to include additional milestone payments under our current and/or future collaboration agreements. We do not expect to generate any revenue from the sale of products unless and until such time that our product candidates have advanced through clinical development and regulatory approval, if ever. We expect that any revenue we generate, if at all, will fluctuate from quarter-to-quarter as a result of the timing and amount of payments relating to such services and milestones and the extent to which any of our products are approved and successfully commercialized. If we fail to complete clinical development of product candidates or obtain regulatory approval for our product candidates, our ability to generate future revenues and our results of operations and financial position would be adversely affected.

New Critical Accounting Estimates
None noted.
Results of Operations
Comparison of Three Months ended, March 31, 2024 and 2023
The following table summarizes the results of our operations for the three months ended March 31, :

	2024	2023	Change
Revenue:
Collaboration Revenue	$16,000,000	$—	$16,000,000
Total Revenue	16,000,000	—	16,000,000
Operating Expenses:
General and Administrative	1,296,441	1,269,458	26,983
Research and Development	1,493,659	438,283	1,055,376
Change in Fair Value of Contingent Consideration	(12,194)	208,926	(221,120)
Total Operating Expenses	2,777,906	1,916,667	861,239
Other Income, Net	231,113	48,131	182,982
Net Income (Loss)	$13,453,207	$(1,868,536)	$15,321,743
Revenue. The increase of $16.0 million was attributable to the revenue recognized from the upfront payment pursuant the strategic development and commercialization agreement with TOI.
General and Administrative Expenses. The increase of $27.0 thousand was driven primarily by professional fees for consultants used in 2024 related to tax and audit services.
Research and Development Expenses. The increase of $1.1 million was primarily due a licensing payment made to UC related to the collaboration revenue received from the strategic development and commercialization agreement with TOI of $0.7 million, a decrease of $0.3 million for credits expected from Australian and Austrian government programs related to research and development activities, and expenses related to drug substance testing, post clinical trial activities and regulatory activities for KIO-301 of $0.3 million, offset by $0.2 million in expense credits related to reimbursable KIO-301 expenses.
Change in Fair Value of Contingent Consideration. The decrease of $221.1 thousand was primarily due to the addition of disease indications increasing the probabilities of success, shifting of timelines affecting the discount factor and discount period, and the milestone payment made in Q4 2023 related to the KIO-301 Phase 1b data.
Other Income, Net. The increase of $183.0 thousand was primarily due to increased net interest income of approximately $193.0 thousand resulting from funds raised in Q1 2024 and unrealized gains on foreign currency transactions of $12.5 thousand.
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
If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us. Although historically we have been successful at raising capital, most recently raising net proceeds of approximately $13.8 million in a private placement offering that closed on February 5, 2024, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We have incurred losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash on hand at March 31, 2024 of approximately $31.3 million, we anticipate having sufficient cash to fund planned operations for at least 12 months after the date that these unaudited condensed financial statements are issued.
Information Regarding Cash Flows
As of March 31, 2024, we had unrestricted cash and cash equivalents totaling $31.3 million and restricted cash totaling $4.1 thousand for a total of $31.3 million compared to $2.5 million at December 31, 2023. The following table sets forth the primary uses of cash for the three months ended March 31,:

	2024	2023
Net Provided By/(Used In) Operating Activities	$13,624,855	$(3,069,594)
Net Cash Provided by Financing Activities	$15,247,632	$513,175
Operating Activities. Net cash provided by operating activities increased $16.7 million primarily due to the collaboration revenue recognized from the TOI agreement and the timing of research and development activities.
Financing Activities. The increase in cash from financing activities is due to receiving net proceeds of approximately $13.8 million in a private offering that closed on February 5, 2024 and proceeds of $1.4 million from warrant exercises.
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
•seek marketing approval for our KIO-301 outside of the territory already partnered with TOI or KIO-104 products or any other products that we successfully develop;
•establish a sales and marketing infrastructure to commercialize our KIO-301 outside of the territory already partnered with TOI or KIO-104 products in the United States, if approved; and
•add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including our KIO-301 (outside of the territory already partnered with TOI), KIO-101, KIO-104 and KIO-201 products, on terms that may not be favorable to us. We have currently paused development work on KIO-101 and KIO-201 and are seeking partnership for any further development of those programs. For our active programs, if we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market KIO-301 outside of the territory already partnered with TOI and KIO-104 products, or any other products that we would otherwise prefer to develop and market ourselves.
We raised net proceeds of $13.8 million in a private placement offering that closed on February 5, 2024. Based on our cash on hand at March 31, 2024, we believe that we will have sufficient cash to fund planned operations through 2026. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of its products. To continue development, we will need to raise additional capital through debt and/or equity financing, or access additional funding through grants. Although historically we have been successful at raising capital, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Other
For information regarding Commitments and Contingencies, refer to Note 8. Commitments and Contingencies to the Notes to the Condensed Consolidated Financial Statements of Part 1, Item 1. Financial Statements of this Form 10-Q.
Critical Accounting Estimates
Our discussion of operating results is based upon the Unaudited Condensed Consolidated Financial Statements and accompanying notes. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting policies and significant judgement and estimates are detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
As of March 31, 2024, we have no material changes from such disclosures other than expansion of our revenue recognition accounting policies which are disclosed in more detail in Part 1, Item 1. Financial Statements of this Quarterly Report on Form 10-Q.
Recently Issued Accounting Pronouncements
Refer to Note 1. Business, Presentation and Recent Accounting Pronouncements, in the Notes to the Audited Consolidated Financial Statements of Part 4, Item 16. Form 10-K Summary of our Annual Report on Form 10-K for the year ended December 31, 2023 for detailed information regarding the status of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4. Controls and Procedures.
This Report includes the certifications of our Chief Executive Officer (who is our principal executive officer) and our Executive Vice President of Finance (who serves as our principal financial and accounting officer) required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
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
In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our Chief Executive Officer and Executive Vice President of Finance, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Executive Vice President of Finance have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Accounting and Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
While we are not currently a party to any legal proceedings as of March 31, 2024, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, each of which is incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described herein and in those filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On January 31, 2024, we entered into a private placement with Maxim Group LLC serving as placement agent for 15,800,000 shares of common stock, pre-funded warrants to purchase up to 11,354,237 shares of common stock, and accompanying Tranche A and Tranche B warrants to purchase up to an aggregate of 49,374,590 shares of common stock. The total net proceeds from the private placement were approximately $13.8 million. The exercise of the accompanying warrants (excluding the pre-funded warrants) is subject to shareholder approval.
The Tranche A warrants are exercisable for up to 24,687,295 shares of common stock at an exercise price of $0.6076 per share for an aggregate of up to approximately $15 million and will expire at the earlier of (i) 30 days following the announcement of full data (expected in 2025) from the Company's Phase 2 clinical trial (ABACUS-2) of KIO-301 in patients with retinitis pigmentosa and the daily VWAP of the Company's common stock equaling or exceeding $1.1048 per share for 30 consecutive trading days following the announcement and (ii) five years from the date of shareholder approval of the warrants.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
No officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in item 408 of Regulation S-K, during the period ended March 31, 2024.
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

Date: May 10, 2023	By:	/s/ Brian M. Strem, Ph.D.
President and Chief Executive Officer (Principal executive officer)

Date: May 10, 2023	By:	/s/ Melissa Tosca
Executive Vice President of Finance (Principal financial and accounting officer)

EXHIBIT INDEX
The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit

3.1
Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed May 1, 2024 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 3, 2024).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on February 1, 2024).

4.2	Form of Tranche A Warrant (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on February 1, 2024).

4.3	Form of Tranche B Warrant (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed with the SEC on February 1, 2024).

10.1
Exclusive License and Development Agreement, dated as of January 25, 2024, by and between Kiora Pharmaceuticals, Inc. and Théa Open Innovation SAS (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 31, 2024).

10.2
Form of Securities Purchase Agreement, dated as of January 31, 2024, by and between Kiora Pharmaceuticals, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on February 1, 2024).

10.3
Placement Agency Agreement, dated as of January 31, 2024, by and between Kiora Pharmaceuticals, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on February 1, 2024).

10.4#	Kiora Pharmaceuticals, Inc. 2024 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant's definitive proxy statement on Schedule 14A filed with the SEC on March 25, 2024

31.1	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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