Form 10-Q
period 2024-06-30
KIORA PHARMACEUTICALS INC
filed 2024-08-09
CIK 1372514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
☐ Yes ☒ No
On August 7, 2024, there were 2,970,545 shares of the registrant’s common stock outstanding.

KIORA PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Period Ended June 30, 2024

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations, and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “goal,” "foreseeable," “see,” “estimate,” “project,” “intends,” “think,” “potential,” “objective,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
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
•the anticipated trends and challenges in our business and the market in which we operate; and
•our ability to assess the probability of achievement of milestones and other advances in our product candidates.
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
Kiora Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,575,394	$2,454,684
Short-Term Investments	21,242,671	—
Prepaid Expenses and Other Current Assets	339,646	233,382
Collaboration Receivables	1,341,297	—
Tax and Other Receivables	2,331,797	2,049,965
Total Current Assets	31,830,805	4,738,031
Non-Current Assets:
Property and Equipment, Net	63,487	8,065
Restricted Cash	4,179	4,267
Intangible Assets and In-Process R&D, Net	8,801,350	8,813,850
Operating Lease Assets with Right-of-Use	82,322	106,890
Other Assets	32,122	40,767
Total Assets	$40,814,265	$13,711,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$268,638	$206,260
Accrued Expenses	1,345,192	1,380,666
Operating Lease Liabilities	42,126	47,069
Total Current Liabilities	1,655,956	1,633,995
Non-Current Liabilities:
Contingent Consideration	5,236,999	5,128,959
Deferred Tax Liability	779,440	779,440
Operating Lease Liabilities	40,197	59,822
Total Non-Current Liabilities	6,056,636	5,968,221
Total Liabilities	7,712,592	7,602,216
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding; 10,000 designated Series B, 0 shares issued and outstanding; 10,000 shares designated Series C, 0 shares issued and outstanding; 20,000 shares designated Series D, 7 shares issued and outstanding; 1,280 shares designated Series E, 0 shares issued and outstanding; 3,908 shares designated Series F, 420 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4	4
Common Stock, $0.01 Par Value: 150,000,000 and 50,000,000 shares authorized; 2,970,545 and 856,182 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	267,373	77,078
Additional Paid-In Capital	168,825,325	153,192,228
Accumulated Deficit	(135,745,294)	(146,976,855)
Accumulated Other Comprehensive Loss	(245,735)	(182,801)
Total Stockholders’ Equity	33,101,673	6,109,654
Total Liabilities and Stockholders’ Equity	$40,814,265	$13,711,870
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended, June 30,
	2024	2023	2024	2023
Revenue:
Collaboration Revenue	$—	$—	$16,000,000	$—
Grant Revenue	20,000	—	20,000	—
Total Revenue	20,000	—	16,020,000	—
Operating Expenses:
General and Administrative	1,537,973	1,097,294	2,834,414	2,366,752
Research and Development	906,680	1,392,099	2,400,339	1,830,382
Change in Fair Value of Contingent Consideration	120,234	143,619	108,040	352,545
Total Operating Expenses	2,564,887	2,633,012	5,342,793	4,549,679
Operating Income (Loss)	(2,544,887)	(2,633,012)	10,677,207	(4,549,679)
Other Income, Net:
Interest Income, Net	342,102	45,087	565,149	78,552
Other Income, Net	(18,861)	(25,888)	(10,795)	(11,222)
Total Other Income, Net	323,241	19,199	554,354	67,330
Net Income (Loss)	$(2,221,646)	$(2,613,813)	$11,231,561	$(4,482,349)
Net Income (Loss) per Common Share - Basic	$(0.53)	$(7.15)	$3.19	$(15.63)
Weighted Average Shares Outstanding - Basic	4,170,627	365,530	3,526,211	286,729
Net Income (Loss) per Common Share - Diluted	$(0.53)	$(7.15)	$2.79	$(15.63)
Weighted Average Shares Outstanding - Diluted	4,170,627	365,530	4,031,174	286,729

Other Comprehensive Income (Loss):
Net Income (Loss)	$(2,221,646)	$(2,613,813)	$11,231,561	$(4,482,349)
Unrealized Loss on Marketable Securities	(2,828)	—	(2,828)	—
Foreign Currency Translation Adjustments	21,467	(10,449)	(60,106)	(43,120)
Comprehensive Income (Loss)	$(2,203,007)	$(2,624,262)	$11,168,627	$(4,525,469)

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2024 and 2023
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	427	$4	2,917,355	$262,584	$168,429,797	$(133,523,648)	$(264,374)	$34,904,363

Stock-Based Compensation	—	—	—	—	149,795	—	—	149,795

Issuance of Common Stock from Warrant Exercises	—	—	53,213	4,789	245,733	—	—	250,522

Adjustments Due to the Rounding Impact from the Reverse Stock Split for Fractional Shares	—	—	(23)	—	—	—	—	—

Unrealized Loss in Marketable Securities	—	—	—	—	—	—	(2,828)	(2,828)

Foreign Currency Translation Adjustment	—	—	—	—	—	—	21,467	21,467

Net Loss	—	—	—	—	—	(2,221,646)	—	(2,221,646)

Balance at June 30, 2024	427	$4	2,970,545	$267,373	$168,825,325	$(135,745,294)	$(245,735)	$33,101,673

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
Three Months Ended June 30, 2024 and 2023
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	7	$—	213,252	$19,214	$146,683,202	$(136,331,495)	$(215,412)	$10,155,509

Stock-Based Compensation	—	—	—	—	171,795	—	—	171,795

Issuance of Common Stock from Public Offering, Net of Offering Costs of $729,038	3,908	39	244,181	21,976	5,573,947	—	—	5,595,962

Issuance of Common Stock from ELOC Purchases	—	—	11,667	1,050	342,300	—	—	343,350

Conversion of Series F Preferred Stock into Common Stock	(2,958)	(29)	298,758	26,889	(26,859)	—	—	—

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(10,449)	(10,449)

Net Loss	—	—	—	—	—	(2,613,813)	—	(2,613,813)

Balance at June 30, 2023	957	$10	767,858	$69,129	$152,744,385	$(138,945,308)	$(225,861)	$13,642,355

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2024 and 2023
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	427	$4	856,182	$77,078	$153,192,228	$(146,976,855)	$(182,801)	$6,109,654

Stock-Based Compensation	—	—	—	—	325,238	—	—	325,238

Issuance of Common Stock and Warrants from Private Placement, Net of Offering Costs of $1.2 million	—	—	1,755,556	158,000	13,650,815	—	—	13,808,815

Issuance of Common Stock from Warrant Exercises	—	—	358,831	32,295	1,657,044	—	—	1,689,339

Adjustments Due to the Rounding Impact from the Reverse Stock Split for Fractional Shares	—	—	(24)	—	—	—	—	—

Unrealized Loss in Marketable Securities	—	—	—	—	—	—	(2,828)	(2,828)

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(60,106)	(60,106)

Net Income	—	—	—	—	—	11,231,561	—	11,231,561

Balance at June 30, 2024	427	$4	2,970,545	$267,373	$168,825,325	$(135,745,294)	$(245,735)	$33,101,673

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
Six Months Ended June 30, 2024 and 2023
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	7	$—	199,608	$17,986	$146,035,314	$(134,462,959)	$(182,741)	$11,407,600

Stock-Based Compensation	—	—	—	—	307,736	—	—	307,736

Issuance of Stock from Public Offering, Net of Offering Costs of $729,038	3,908	39	244,181	21,976	5,573,947	—	—	5,595,962

Issuance of Common Stock from Private Placement, Net of Offering Costs of $84,285	—	—	5,866	528	115,187	—	—	115,715

Issuance of Common Stock from ELOC Purchases	—	—	13,889	1,250	441,060	—	—	442,310

Issuance of Common Stock from Warrant Exercises	—	—	5,556	500	298,000	—	—	298,500

Conversion of Series F Preferred Stock into Common Stock	(2,958)	(29)	298,758	26,889	(26,859)	—	—	—

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(43,120)	(43,120)

Net Loss	—	—	—	—	—	(4,482,349)	—	(4,482,349)

Balance at June 30, 2023	957	$10	767,858	$69,129	$152,744,385	$(138,945,308)	$(225,861)	$13,642,355

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net Income (Loss)	$11,231,561	$(4,482,349)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization of Intangible Assets	11,198	32,555
Reduction of Right-of-Use Assets	22,891	66,999
Stock-Based Compensation	325,238	307,736
Change in Fair Value of Contingent Consideration	108,040	352,545
Accretion of Discount on Marketable Securities	(88,505)	—
Change in Accrued Interest on Marketable Securities	17,246	—
Net Realized Loss on Marketable Securities	(624)	—
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	(120,052)	74,544
Collaboration Receivables	(1,341,297)	—
Tax Receivables	(311,643)	556,178
Other Assets	8,322	714
Accounts Payable	66,427	(863,663)
Accrued Expenses	(14,495)	(432,773)
Operating Lease Liabilities	(22,891)	(66,999)
Net Cash Provided by (Used in) Operating Activities	9,891,416	(4,454,513)
Investing Activities:
Purchase of Property and Equipment	(51,287)	—
Purchases of Marketable Securities	(21,289,268)	—
Sales of Marketable Securities	14,790	—
Maturities of Marketable Securities	100,861	—
Net Cash Used in Investing Activities	(21,224,904)	—
Financing Activities:
Gross Proceeds from Public Offering	—	6,325,000
Issuance Costs for Public Offering	—	(729,038)
Gross Proceeds from Private Placement	14,998,865	200,000
Issuance Costs for Private Placement	(1,190,049)	(84,285)
Proceeds from ELOC Purchases	—	442,310
Exercise of Warrants	1,689,339	298,500
Net Cash Provided by Financing Activities	15,498,155	6,452,487
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(44,045)	(55,990)
Net Increase in Cash, Cash Equivalents and Restricted Cash	4,120,622	1,941,984
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	2,458,951	6,013,816
Cash, Cash Equivalents and Restricted Cash, End of Period	$6,579,573	$7,955,800

Supplemental Disclosures of Noncash Operating and Financing Activities
Conversion of Preferred Stock into Common Stock	$—	$26,889
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2024
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes previously distributed in the Company’s 2023 Annual Report on Form 10-K dated March 25, 2024. The balance sheet as of December 31, 2023 was derived from audited consolidated financial statements of the Company but does not include all the disclosures required by U.S. GAAP.
Reverse Stock Split
On June 6, 2024, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a one-for-nine ("1-for-9") reverse stock split of its outstanding common stock. The Amendment was approved by the Company’s stockholders at the Company’s 2024 Annual Meeting of Stockholders held on May 1, 2024, and by the Company’s board of directors. The amendment became effective on June 11, 2024, the effective date of the reverse stock split.
The reverse stock split proportionally adjusted all shares of the Company’s common stock outstanding and shares of common stock underlying outstanding options and warrants immediately prior to the effective date of the Amendment. As a result of the reverse stock split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all warrants, stock options, and restricted stock awards issued by the Company and outstanding immediately prior to the effective date of the Amendment, which resulted in a proportionate decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such warrants, stock options, and restricted stock awards, and, in the case of warrants and stock options, a proportionate increase in the exercise price of all such warrants and stock options. In addition, the number of shares reserved for issuance under the Company’s equity compensation plans immediately prior to the effective date of the Amendment was reduced proportionately. The reverse stock split did not affect the number of shares or par value of common stock authorized for issuance under the Company’s Amended and Restated Certificate of Incorporation, which remained at 150,000,000 shares.
No fractional shares were issued as a result of the reverse stock split. Stockholders of record who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof. The reverse stock split affected all stockholders proportionately and did not affect any stockholder’s percentage ownership of the Company’s common stock (except to the extent that the reverse stock split results in stockholders owning fractional shares). As a result of the reverse stock split, the number of the Company’s outstanding shares of common stock as of June 11, 2024 decreased from 26,735,116 (pre-split) shares to 2,970,545 (post-split) shares.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2024
All share and per share amounts in the accompanying financial statements and related footnotes have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented. While the number of warrants outstanding did not change, the underlying shares did and are presented reflecting the split. The Company’s common stock began trading on The Nasdaq Capital Market on a split-adjusted basis when the market opened on June 11, 2024.
Liquidity and Capital Resources
At June 30, 2024, the Company had unrestricted Cash and Cash Equivalents of $6.6 million and Short-term Investments of $21.2 million, and an Accumulated Deficit of $135.7 million. Kiora has incurred annual losses and negative cash flows since inception, and future losses are anticipated. However, Management believes that its capital resources as of June 30, 2024 will be sufficient to fund the Company's planned operations for at least 12 months after the date that these unaudited condensed consolidated financial statements are issued.
Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts, savings accounts, money market funds, marketable securities with maturities of 3 months or less when acquired. The carrying amounts reported in the unaudited condensed balance sheets for cash and cash equivalents are valued at cost, which approximates fair value.
Short-Term Investments
Short-term investments primarily consist of treasuries, corporate debt securities, and government and agency securities. The Company has classified these investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying unaudited condensed consolidated balance sheets. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a component of stockholders' equity until realized.
Allowance for Credit Losses
For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive income (loss) on the condensed consolidated balance sheets.
The Company excludes the applicable accrued interest from both the fair value and amortized cost basis of available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on available-for-sale securities is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets. The Company’s accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which is considered to be in the period in which it is determined the accrued interest will not be collected.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2024
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
Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s balance sheet. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as the current portion of deferred revenue. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as deferred revenue, net of current portion. As of June 30, 2024 and 2023, the Company did not have a deferred revenue balance.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2024
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
In January 2024, we entered into a strategic development and commercialization agreement ("License Agreement") with Théa Open Innovation ("TOI"), a sister company of the global ophthalmic specialty company Laboratoires Théa ("Théa"). Under the agreement, Kiora granted TOI exclusive worldwide development and commercialization rights, excluding certain countries in Asia, to KIO-301 for the treatment of degenerative retinal diseases (the "License"). We concluded that the Licensing Agreement contains one material performance obligation, the License. The transaction price includes the upfront, non-refundable payment of $16.0 million (the "License Access Fee"). The Company did not include any development or regulatory milestones in the transaction price because it is probable that changes in the estimate of receiving those milestones would result in significant reversals of cumulative revenue in future periods, due to the inherent risks and uncertainties in the drug development process. The sales-based milestones and royalties are not included in the transaction price per ASC 606-10-32-11 and ASC 606-10-55-65. There is no financing component in the License Agreement.

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

The License Access Fee was earned at a point in time (first quarter of 2024) and, as a result, the associated contract costs specifically, sublicense fees, were expensed at the same point in time (first quarter of 2024). All further revenue sources that may lead to sublicense fee payments will not be recognized until earned. As such, sublicense fees will be expensed in the same period as the revenue of the respective milestone or royalties are earned.
See Note 8 to the condensed consolidated financial statements for additional information.
Collaboration Agreements
The Company has entered into a research agreement that falls under the scope of ASC 808, Collaborative Arrangements. Reimbursements from a collaboration partner are recorded as a reduction to research and development expense in the condensed consolidated statements of operations and comprehensive income (loss). Similarly, amounts that are owed to a collaboration partner are recognized as research and development expense in the condensed consolidated statements of operations and comprehensive income (loss).
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2024
2. Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
A summary of cash and cash equivalents and restricted cash is as follows:

	June 30, 2024	December 31, 2023
Cash and Cash Equivalents	$6,575,394	$2,454,684
Restricted Cash, Non-current	4,179	4,267
Total Cash, Cash Equivalents and Restricted Cash	$6,579,573	$2,458,951
Non-current restricted cash consists of deposits with financial institutions for corporate credit cards.

Short-term Investments
The following table summarizes short-term investments:

	As of June 30, 2024
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
US Treasuries	$3,272,169	$—	$(320)	$3,271,849
Government Agency Securities	13,359,394	805	(3,391)	13,356,808
Corporate Debt Securities	4,181,391	740	(1,980)	4,180,151
Asset Backed Securities	432,590	1,288	(15)	433,863
Total Short-term Investments	$21,245,544	$2,833	$(5,706)	$21,242,671
The following table summarizes the maturities of the Company's short-term investments at June 30, 2024:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$20,812,954	$20,808,808
Due in one to five years	432,590	433,863
Total Short-term Investments	$21,245,544	$21,242,671
The following table shows the Company's available-for-sale investments' gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2024:

	As of June 30, 2024
	Less than 12 months
	Count	Fair Value	Unrealized Losses
US Treasuries	2	$3,271,849	$(320)
Government Agency Securities	12	10,091,878	(3,391)
Corporate Debt Securities	27	3,148,969	(1,980)
Asset Backed Securities	1	98,384	(15)
Total	42	$16,611,080	$(5,706)
The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2024
include the length of time and extent to which fair value has been less than the cost basis, any changes to the underlying credit risk of the investment, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The unrealized losses in the Company’s investments were caused by changes in interest rates resulting from changing economic conditions, and not from a decline in credit of their underlying issuers. The Company may be required to sell these investments prior to maturity to implement management strategies, however, it is not likely that the Company will sell these investments before recovery of their amortized cost basis. As such, the Company has classified these losses as temporary in nature.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	June 30, 2024	December 31, 2023
Prepaid Research and Development	$143,824	$23,066
Prepaid General and Administrative	115,566	73,109
Prepaid Insurance	80,256	123,807
Other	—	13,400
Total Prepaid Expenses and Other Current Assets	$339,646	$233,382
Tax and Other Receivables
Tax and other receivables consist of the following:

	June 30, 2024	December 31, 2023
Research Tax Credits	$1,610,570	$1,899,880
Other Tax Receivables	136,593	150,085
Vendor Credits	336,114	—
Accrued Collaboration Credit	248,520	$—
Total Tax and Other Receivables	$2,331,797	$2,049,965
Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
Payroll and Benefits	$677,598	$875,254
Professional Fees	93,679	43,387
Clinical Trials	412,153	397,465
Taxes	100,000	—
Other	61,762	64,560
Total Accrued Expenses	$1,345,192	$1,380,666
3. Fair Value Disclosures
The accounting guidance defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2024
transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2 - Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of June 30, 2024. There were no financial instruments measured at fair value as of December 31, 2023.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2024
Cash Equivalents:
Money Market Funds	$3,131,374	$3,131,374	$—	$—
US Treasury Securities	1,835,590	—	1,835,590	—
Total Cash Equivalents Measured at Fair Value	$4,966,964	$3,131,374	$1,835,590	$—

Short-term Investments:
US Treasuries	$3,271,849	$—	$3,271,849	$—
Government Agency Securities	13,356,808	—	13,356,808	—
Corporate Debt Securities	4,180,151	—	4,180,151	—
Asset Backed Securities	433,863	—	433,863	—
Total Short-term Investments Measured at Fair Value	$21,242,671	$—	$21,242,671	$—

Total Assets Measured at Fair Value	$26,209,635	$3,131,374	$23,078,261	$—

In connection with historical acquisitions, additional consideration may be paid related to the achievement of certain milestones and such contingent consideration is required by U.S. GAAP to be presented at fair value.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2024
The following table provides information for liabilities measured at fair value on a recurring basis using Level 3 inputs:

	June 30, 2024	December 31, 2023
Contingent Consideration:
Non-current	$5,236,999	$5,128,959
Total Contingent Consideration	$5,236,999	$5,128,959
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

	Valuation Technique	Unobservable Inputs	June 30, 2024	December 31, 2023
	Discounted cash flow	Payment discount rate	15.0%	13.1%
Bayon		Payment period	2025 - 2027	2025 - 2027
Panoptes		Payment period	2026 - 2028	2026 - 2028
Jade		Payment period	2027	2027
Bayon		Probability of success for payment	42% - 71%	42% - 71%
Panoptes		Probability of success for payment	30% - 33%	30% - 33%
Jade		Probability of success for payment	56%	56%
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. The change in fair value of contingent consideration of $108.0 thousand for the six months ended June 30, 2024, was primarily driven by a decreased discount period. The change in fair value of contingent consideration of $0.4 million for the six months ended June 30, 2023 was primarily driven by a decreased discount rate. The change in fair value of contingent consideration is recorded within operating expenses on the accompanying condensed consolidated statements of operation and comprehensive income (loss).
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
ASC 350 allows an entity to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. If it is more likely than not that the asset is impaired, the entity must calculate the fair value of the asset and record an impairment charge if the carrying amount exceeds fair value. If an entity concludes that there is a less than 50 percent likelihood that the asset is impaired, no further action is required. An indefinite-lived intangible asset should be tested for impairment if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If such events or changes have occurred, a quantitative assessment is required.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2024
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
As of June 30, 2024, the Company assessed qualitative factors to determine whether events and circumstances indicate impairment, and concluded that it is not more likely than not that any assets are impaired.
4. Capital Stock
All amounts of shares of common stock in the transactions described below have been adjusted to reflect post Amendment adjusted shares of common stock of the Company.
On February 3, 2023, the Company completed a private placement with Lincoln Park Capital, LLC ("Lincoln Park") for 5,866 shares of common stock and warrants to purchase up to 11,733 shares of common stock. The total net proceeds from the private placement were approximately $0.1 million. The warrants have an exercise price of $31.842 per share, subject to adjustments as provided under the terms of the warrants, and became exercisable on the six-month anniversary of the closing date. The warrants are exercisable for five years from the issuance date.
On February 3, 2023, the Company also entered into a purchase agreement with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock (subject to certain limitations), from time to time and at the Company's sole discretion over the term of the purchase agreement. On February 22, 2023, the Company completed its first issuance under this agreement for a total of 20,000 shares sold to Lincoln Park for proceeds of $0.1 million. In April 2023, the Company completed additional issuances for a total of 11,667 shares sold to Lincoln Park for proceeds of $0.3 million. On January 31, 2024, the Company terminated the purchase agreement with Lincoln Park.
During February 2023, 5,556 shares were issued upon the exercise of inducement warrants issued in November 2022.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2024
On March 30, 2023, the Company entered into an underwriting agreement to issue and sell stock and warrants in a public offering. On June 6, 2023, the public offering closed, and the Company issued and sold (i) 244,181 shares of common stock (including 750,000 shares of common stock sold pursuant to the exercise of the over-allotment option), (ii) 3,908 shares of Series F Convertible Preferred Stock convertible into up to 3,552,372 shares of common stock, (iii) 638,889 Class C Warrants (including 83,333 Class C Warrants sold pursuant to the exercise of the over-allotment option), and (iv) 638,889 Class D Warrants (including 83,333 Class D Warrants sold pursuant to the exercise of the over-allotment option). The public offering price of $9.90 per share of common stock, Class C Warrant and Class D Warrant, and $8,999 per share of Series F Convertible Preferred Stock, 101 Class C Warrants and 101 Class D Warrants, resulted in net proceeds to the Company of approximately $5.6 million net of underwriting discount and commissions of $0.5 million and other expenses of $0.2 million. On June 6, 2023, the underwriter fully exercised the over-allotment option granted by the Company to purchase stock and warrants.
Each Class C Warrant and Class D Warrant is exercisable at a price per share of common stock of $9.90. The Class C Warrants will expire on June 6, 2028 and the Class D Warrants expired on June 6, 2024. The exercise prices of the warrants are subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. In addition, on August 7, 2023, the first business day after the 60th calendar day immediately following the initial exercise day, the exercise price of the warrants was reduced to $4.7079 per share pursuant to the reset provision which stated that the warrants would be reduced to the lesser of (i) the exercise price then in effect and (ii) 90% of the average of the volume weighted average price of the Company's common stock for the five (5) trading day period immediately prior to the reset date. In accordance with ASU 2021-04, the warrant reset of the exercise price was evaluated as a modification of equity-classified written call options. Modifications or exchanges that are not related to debt or equity financings, compensation for goods or services, or other exchange transactions within the scope of other guidance should be recognized as a dividend consistent with ASC 815-40-35-17(d). The dividend amount is measured as the excess, if any, of the fair value of the modified or exchanged instrument over the fair value of that instrument immediately before it is modified or exchanged in accordance with ASC 815-40-35-16. The Company considered the guidance in paragraphs 815-40-35-14 through 35-17 and determined that the circumstances of the warrant modification indicate that the modification is executed separate from a new equity offering, debt origination or debt modification. As such, on August 7, 2023, the date on which the modification became effective, the incremental change in the fair value of the 1,277,778 outstanding warrants was recognized as a deemed dividend totaling $0.5 million that increases net loss attributable to common stockholders in accordance with paragraph 815-40-35-17(d) and ASC 260-10-45-15. During November 2023, 911 shares of common stock were issued upon the exercise of Class C Warrants and 911 shares of common stock were issued upon the exercise of Class D Warrants for $8.6 thousand in aggregate exercise proceeds. In February 2024, 101,684 shares of common stock were issued upon exercise of Class C Warrants at $4.7079 per share for aggregate proceeds of approximately $0.4 million. Additionally, 203,934 shares of common stock were issued upon exercise of Class D Warrants at $4.7079 per share for aggregate proceeds of approximately $1.0 million. During June 2024, 53,213 shares of common stock were issued upon the exercise of Class D Warrants at $4.7079 per share for aggregate proceeds of approximately $0.3 million.
During June 2023, 2,958 shares of Series F Convertible Preferred Stock were converted into 2,688,822 shares of common stock. During July and August 2023, 530 shares of Series F Convertible Preferred Stock were converted into 481,770 shares of common stock.
On January 31, 2024, the Company entered into a private placement with Maxim Group LLC serving as placement agent for 1,755,556 shares of common stock, pre-funded warrants to purchase up to 1,261,582 shares of common stock, and accompanying Tranche A and Tranche B warrants to purchase up to an aggregate of 5,486,066 shares of common stock. The total net proceeds from the private placement were approximately $13.8 million. The exercise of the accompanying warrants (excluding the pre-funded warrants) was subject to shareholder approval.
The Tranche A warrants are exercisable for up to 2,743,033 shares of common stock at an exercise price of $5.4684 per share for an aggregate of up to approximately $15.0 million and will expire at the earlier of (i) 30 days following the announcement of full data (expected in the second quarter of 2025) from the Company's Phase 2 clinical trial (ABACUS-2) of KIO-301 in patients with retinitis pigmentosa and the daily VWAP of the

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2024
Company's common stock equaling or exceeding $9.9432 per share for 30 consecutive trading days following the announcement and (ii) five years from the date of shareholder approval of the warrants.
The Tranche B warrants are exercisable for up to 2,743,033 shares of common stock at an exercise price of $5.4684 per share for an aggregate of up to approximately $15.0 million and will expire at the earlier of (i) 30 days following the announcement of topline data (expected in 2026) from the planned Phase 2 trial of KIO-104 in posterior non-infectious uveitis and the daily VWAP of the Company's common stock equaling or exceeding $12.4290 per share for 30 consecutive trading days following the announcement and (ii) five years from the date of shareholder approval of the warrants.
On May 1, 2024, the Company held its 2024 Annual Meeting of Stockholders (the "Annual Meeting") where the Company's stockholders voted to approve various proposals including (i) adoption of a new Equity Incentive Plan, the "2024 Equity Incentive Plan", (ii) an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock to 150,000,000, which the Company filed with the Secretary of State for the State of Delaware on May 1, 2024 and (iii) the approval, as contemplated by Nasdaq Listing Rule 5635, of the issuance of up to 5,486,066 shares of Common Stock upon the exercise of Tranche A Warrants and Tranche B Warrants issued in the private placement completed in February 2024.
5. Warrants
The following is a summary of warrant activity for the Company’s equity-classified warrants for the six months ended June 30, 2024:

	Number of Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2023	1,451,589	$25.21	2.43
Issued	6,747,648	$4.45	5.93
Exercised	(358,831)	$4.71
Expired	(380,831)	$4.71
Outstanding at June 30, 2024	7,459,575	$7.76	5.33
6. Net Income (Loss) per Share - Basic and Diluted
Basic and diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the time period, which for basic net income (loss) per share, does not include the weighted-average unvested restricted common stock that has been issued and is subject to forfeiture totaling 24,094 and 7,478 shares for the three and six months ended June 30, 2024 and 2023.
Dilutive common equivalent shares consist of stock options, warrants, and preferred stock and are calculated using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants. Common equivalent shares do not qualify as participating securities. In periods where the Company records a net loss, unvested restricted common stock and potential common stock equivalents are not included in the calculation of

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2024
diluted net income (loss) per share as their effect would be anti-dilutive. The following is a summary of potentially dilutive securities excluded from the calculation of diluted net income (loss) per share as of June 30:

	2024	2023
Common Stock Warrants, Excluding Pre-funded Warrants	6,197,993	1,457,054
Employee Stock Options	88,993	23,505
Restricted Stock	24,094	7,478
Preferred Stock, as Converted into Common Stock	42,426	95,956
Common Stock Reserved for Future Issuance	555,556	1,680
Total	6,909,062	1,585,672
7. Stock-Based Compensation
Equity Incentive Plans
The Company's Board of Directors (the "Board") adopted the 2014 Equity Incentive Plan (the "2014 Plan") and the Employee Stock Purchase Plan (the “ESPP”) and the Company's Stockholders approved the 2014 Plan and ESPP in February 2015.
The Board subsequently adopted the 2024 Equity Incentive Plan (the "2024 Plan") and the Company's Stockholders approved the Plan in May 2024. Following adoption of the 2024 Plan, no further grants were made under the 2014 Plan.
Consistent with the 2014 Plan, the 2024 Plan provides for the granting of stock options (incentive and nonqualified), restricted stock or other stock-based awards to employees, officers, directors, consultants, and advisors. The Board is responsible for administration of the 2024 Plan. The Company’s Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted to any officer, employee, consultant, or director at an exercise price per share of not less than the par value per share. As of June 30, 2024, the maximum number of shares of Common Stock that may be issued pursuant to the 2024 Plan was 733,100 of which 555,556 shares were available for awards.
Stock-based compensation expense is presented in the same expense line items as cash compensation paid and for the three and six months ended June 30 is as follows:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Research and Development	$94,092	$66,226	$188,663	$130,913
General and Administrative	55,703	105,569	136,575	176,823
Total Stock-Based Compensation Expense	$149,795	$171,795	$325,238	$307,736
Stock Options
The Company grants time-based stock options which generally vest one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. The fair value of time-based stock options is determined using the Black-Scholes Option Pricing Model, with such value recognized as expense over the service period, which is typically three years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the six months

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2024
ended June 30, 2024 and 2023 is shown in the following table. Note there were no options granted during the six months ended June 30, 2024:

	Six months ended June 30
	2024	2023
Risk-Free Interest Rate	N/A	4.26%
Expected Life (years)	N/A	5.00
Expected Stock Price Volatility	N/A	142%
Expected Dividend Yield	—%	—%
The weighted-average grant date fair value of options granted during the six months ended June 30, 2023 was $29.30. The expected term of the options granted is based on management's estimate. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options amounted to $0.5 million as of June 30, 2024 and is expected to be recognized over a weighted average period of approximately 1.74 years.
Following is a summary of stock option activity for the six months ended June 30, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term in Years
Outstanding at December 31, 2023	90,382	$41.43	9.29
Expired	(423)	$980.89
Forfeited	(966)	$8.37
Outstanding at June 30, 2024	88,993	$37.32	8.93
Exercisable and vested at June 30, 2024	27,701	$96.70	8.59
The stock options outstanding and exercisable as of June 30, 2024 had no aggregate intrinsic value. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $4.20, the closing price of the Company’s stock on June 30, 2024.
Restricted Stock Awards
Restricted stock compensation expense is recognized over the vesting period, which is typically one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. Unamortized compensation expense related to the restricted stock awards amounted to $0.2 million as of June 30, 2024 and is expected to be recognized over a weighted average period of approximately 2.09 years. The following is a summary of restricted stock activity for the six months ended June 30, 2024:

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Term in Years
Non-vested Outstanding at December 31, 2023	25,493	$14.75	2.57
Released	(1,371)	$34.45
Forfeited	(28)	$34.20
Non-vested Outstanding at June 30, 2024	24,094	$13.60	2.09

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2024
Employee Stock Purchase Plan
The Company has a non-qualified ESPP, which provides for the issuance of shares of the Company’s common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of common stock through payroll deductions at a discounted price. Six month offering periods are made at the Board’s discretion. The ESPP provides for 32 aggregate shares of the Company’s common stock for participants to purchase. As of June 30, 2024 and 2023, the remaining shares reserved for future offerings was 23.
8. Commitments and Contingencies
Leases
The Company is party to three real property operating leases for the rental of office space. In February 2022, the Company entered into an 18-month lease for an office facility in Encinitas, California (the "Encinitas Lease"), which is now used for its corporate headquarters. The Encinitas Lease commenced in May 2022 and was amended to extend its lease term through April 30, 2025. The Company recorded a right-of use ("ROU") asset and lease liability upon lease commencement and lease amendment in May 2022 and November 2023, respectively. In May 2022, the Company entered into a 12-month lease for office space in Adelaide, Australia (the "Adelaide Lease") which expired in May 2023. Following expiration, the landlord agreed to extend the Adelaide Lease on a month-month basis, whereby the Company must provide 90-day notice of termination. The Adelaide Lease is a short-term lease which is exempt for ROU asset and lease liability reporting. The Company also entered into a lease for 910 square feet of office space in Vienna, Austria (the "Vienna Lease"). The Vienna Lease commenced on October 15, 2023 with a term of 5 years through October 14, 2028. The Company recorded a ROU asset and lease liability upon lease commencement in October 2023. The remaining lease terms range from less than 0.83 to 4.29 years.
Operating lease expense, consisting of the reduction of the right-of-use asset and the imputed interest on the lease liability totaled $18,354 and $40,654 for the three months ended June 30, 2024 and 2023, respectively.
Future annual minimum lease payments under non-cancellable operating leases as of June 30, 2024 are as follows:

Years Ending December 31,
2024 (remaining months)	$26,771
2025	27,142
2026	13,942
2027	13,942
2028	11,038
Total Lease Liabilities	92,835
Less Amounts Representing Interest	(10,513)
Total	82,322
Less Current Portion	(42,126)
$40,197
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2024
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2024
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
On January 25, 2024, the Company entered into a license agreement with TOI, a sister company of the global ophthalmic specialty company Théa. Under the agreement, Kiora granted TOI exclusive worldwide development and commercialization rights, excluding certain countries in Asia, to KIO-301 for the treatment of degenerative retinal diseases. In exchange, Kiora received an upfront payment of $16 million; will receive up to $285 million upon achievement of pre-specified clinical development, regulatory and commercial milestones; tiered royalties of up to low 20% on net sales; and reimbursement of certain KIO-301 research and development expenses. For the quarter ending June 30, 2024, the Company recorded offsetting expense credits of $0.2 million related to reimbursable KIO-301 expenses.
Grant Funding
In April 2024, the Company received grant funding of $20,000 from the Choroideremia Research Foundation ("CRF") in support of validating functional vision assessments for patients with profound blindness. This grant funding will aid in further validation of a suite of tests expected to be used in the upcoming ABACUS-2 Phase 2 clinical trial assessing KIO-301.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2024
Contingent Consideration
The purchase price of various acquisitions in prior periods included contingent consideration, which consisted of various cash earn-out payments upon the achievement of certain milestones. Below are the maximum obligation payments per the respective agreements and estimated fair value of contingent consideration payments remaining as of June 30, 2024.

	Maximum Obligation per Agreements	Current Fair Value Estimated
Bayon	$7,135,000	$2,435,534
Panoptes	9,500,000	2,011,921
Jade	2,164,451	789,544
	$18,799,451	$5,236,999
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
9. Subsequent Events
In July 2024, the Company was granted Orphan Medicinal Product Designation by the European Medicines Agency for KIO-301 for the treatment of non-syndromic rod-dominant retinal dystrophies, which includes retinitis pigmentosa, choroideremia, Stargardt disease and others.

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
KIO-301 is initially focused on patients with later stages of disease progression due to Retinitis Pigmentosa (any and all sub-forms). KIO-301 is a potential vision-restoring small molecule that acts as a “photoswitch” specifically designed to restore vision in patients with inherited and age-related degenerative retinal diseases. The molecule is specifically designed to restore the eyes’ ability to perceive and interpret light in visually impaired patients. It selectively enters viable downstream retinal ganglion cells (no longer receiving electrical input due to degenerated rods and cones) and is intended to turn them into light sensing cells, capable of signaling the brain as to the presence or absence of light. We initiated a Phase 1b clinical trial in the third quarter of 2022 (ABACUS-1). On March 17, 2022, we were granted Orphan Drug Designation by the United States (“U.S.”) Food and Drug Administration (“FDA”) for the Active Pharmaceutical Ingredient (“API”) in KIO-301. KIO-301 (formerly known as B-203) was acquired through the Bayon Therapeutics, Inc. ("Bayon") transaction that closed October 21, 2021. We initiated a Phase 1b clinical trial in the third quarter of 2022. Topline data from this trial was presented at the American Academy of Ophthalmology annual meeting in November 2023. The complete data set was presented at the Association for Research in Vision and Ophthalmology ("ARVO") annual conference in May 2024 highlighting improvements in visual acuity, visual field and functional vision among clinical trial participants relative to baseline. We are currently finalizing the design and planning to initiate the Phase 2 trial of KIO-301 (ABACUS-2) later this year.
In January 2024, we entered into a strategic development and commercialization agreement ("License Agreement") with Théa Open Innovation ("TOI"), a sister company of the global ophthalmic specialty company Laboratoires Théa ("Théa"). Under the agreement, Kiora granted TOI exclusive worldwide development and commercialization rights, excluding Asia, to KIO-301 for the treatment of degenerative retinal diseases. In exchange, Kiora received an upfront, payment of $16 million; up to $285 million upon achievement of pre-specified clinical development, regulatory and commercial milestones; tiered royalties of up to low 20% on net sales; and reimbursement of all KIO-301 research and development expenses moving forward from the date of the execution of the License Agreement.
Based on results of the Phase 1b trial, we have the opportunity to expand development of KIO-301 to treat patients with late stages of Choroideremia and Stargardt disease. These diseases have a similar underlying late-stage pathology as Retinitis Pigmentosa, hence the mechanism of action of KIO-301 could potentially provide a similar benefit to these patients.
We are also planning to develop KIO-104 for the treatment of Posterior Non-Infectious Uveitis, a rare T cell-mediated, intraocular inflammatory disease. KIO-104 is a novel and potent small molecule inhibitor of dihydroorotate dehydrogenase ("DHODH"), formulated for intravitreal delivery and ideally suited to suppress overactive T-cell activity to treat the underlying condition. Data from a previous Phase 1/2a study, reported in October 2022, showed that a single injection of KIO-104 decreased intraocular inflammation and improved visual acuity significantly for the duration of the study. Further, there is evidence of reduced cystoid macular edema from baseline. We are currently designing a Phase 2 clinical trial, expected to initiate in early 2025.
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
Throughout our history we have not generated significant revenue, however in January 2024 we entered into the License Agreement with TOI, whereby we recognized $16 million in collaboration revenue related to the upfront payment. We have never been profitable and from inception through June 30, 2024, our losses from operations have aggregated $135.7 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our product candidates. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure to support their commercialization including sales, marketing, and distribution functions.
We will need additional financing to support our continuing operations. We will seek to fund our operations through a combination of public or private sales of equity, debt financings, license and development agreements, non-dilutive grants and other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Although historically we have been successful at raising capital, most recently raising net proceeds of approximately $13.8 million in a private placement offering that closed on February 5, 2024, additional capital may not be available on terms favorable to Kiora, if at all. We do not know if any future offerings will succeed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash on hand and short-term investments at June 30, 2024 of approximately $6.6 million and $21.2 million, respectively, we anticipate having sufficient cash to fund currently planned operations into 2027.
Recent Developments
On May 1, 2024, we held our 2024 Annual Meeting of Stockholders (the "Annual Meeting") where our stockholders voted to approve various proposals including (i) adoption of a new Equity Incentive Plan the "2024 Equity Incentive Plan", (ii) an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock to 150,000,000, which we filed with the Secretary of State for the State of Delaware on May 1, 2024, and (iii) the approval, as contemplated by Nasdaq Listing Rule 5635, of the issuance of up to 5,486,066 shares of Common Stock upon the exercise of Tranche A Warrants and Tranche B Warrants issued in the private placement completed in February 2024.
New Components of Results of Operations
Revenue
Our revenue has been derived from payments received under our license and research collaboration agreements, which for the six months ended June 30, 2024, represented an upfront payment from our collaboration agreement with TOI. In the future, we anticipate our revenue to include additional milestone payments under our current and/or future collaboration agreements. We do not expect to generate any revenue from the sale of products unless and until such time that our product candidates have advanced through clinical development and regulatory approval, if ever. We expect that any revenue we generate, if at all, will fluctuate from quarter-to-quarter as a result of the timing and amount of payments relating to such services and milestones and the extent to which any of our products are approved and successfully commercialized. If we fail to complete clinical development of product candidates or obtain regulatory approval for our product candidates, our ability to generate future revenues and our results of operations and financial position would be adversely affected.

New Critical Accounting Estimates
None noted.
Results of Operations
Comparison of Three Months ended, June 30, 2024 and 2023
The following table summarizes the results of our operations for the three months ended June 30,:

	2024	2023	Change
Revenue:
Grant Revenue	$20,000	$—	$20,000
Total Revenue	20,000	—	20,000
Operating Expenses:
General and Administrative	1,537,973	1,097,294	440,679
Research and Development	906,680	1,392,099	(485,419)
Change in Fair Value of Contingent Consideration	120,234	143,619	(23,385)
Total Operating Expenses	2,564,887	2,633,012	(68,125)
Other Income, Net	323,241	19,199	304,042
Net Income (Loss)	$(2,221,646)	$(2,613,813)	$392,167
Revenue. The increase of $20.0 thousand was attributable to the revenue recognized from a grant from the Choroideremia Research Foundation.
General and Administrative Expenses. The increase of $0.4 million was driven by increased professional fees of $0.3 million related primarily to increased legal and technical accounting advisory related to the strategic development and commercialization agreement with TOI, expanded investor relations services, and a compensation benchmarking analysis. Additionally, personnel related costs increased $0.1 million related to higher bonus expenses.
Research and Development Expenses. The decrease of $0.5 million was primarily due to a net decrease in KIO-301 related expenses of $0.5 million resulting from the expense reimbursement related to the strategic development and commercialization agreement with TOI, offset by a decrease of $0.4 million for credits expected from Australian and Austrian government programs related to research and development activities. Additionally there were reduced expenses related to drug substance testing and clinical trial activities for KIO-101 of $0.3 million and decreased facilities and other corporate expenses of $0.1 million.
Change in Fair Value of Contingent Consideration. The decrease of $23.4 thousand was primarily driven by an increase in the risk-free rate of return used as the discount rate in the fair value calculation.
Other Income, Net. The increase of $0.3 million was primarily due to increased net interest income of approximately $0.2 million resulting from funds raised in Q1 2024 and accrued interest on short term marketable securities of $0.1 million.

Comparison of Six Months ended, June 30, 2024 and 2023
The following table summarizes the results of our operations for the six months ended June 30,:

	2024		2023	Change
Revenue:
Collaboration Revenue	$16,000,000		$—	$16,000,000
Grant Revenue	20,000		—	20,000
Total Revenue	16,020,000	16,020,000	—	16,020,000
Operating Expenses:
General and Administrative	2,834,414		2,366,752	467,662
Research and Development	2,400,339		1,830,382	569,957
Change in Fair Value of Contingent Consideration	108,040		352,545	(244,505)
Total Operating Expenses	5,342,793		4,549,679	793,114
Other Income, Net	554,354		67,330	487,024
Net Income (Loss)	$11,231,561		$(4,482,349)	$15,713,910
Revenue. The increase of $16.0 million was attributable to the revenue recognized from the upfront payment pursuant the strategic development and commercialization agreement with TOI and from a grant from the Choroideremia Research Foundation.
General and Administrative Expenses. The increase of $0.5 million was driven by increased professional fees of $0.4 million related primarily to increased legal, accounting and tax advisory related to the strategic development and commercialization agreement with TOI, expanded investor relations services, and a compensation benchmarking analysis. Additionally, personnel related costs increased $0.1 million related to higher bonus expenses, offset by a reduction in D&O insurance premiums of $75.0 thousand and timing of legal services of $58.0 thousand.
Research and Development Expenses. The increase of $0.6 million was primarily due to UC licensing payments of $0.7 million, drug substance testing and manufacturing expenses of $0.6 million, and salaries and benefits of $0.1 million, offset by post clinical trial and regulatory activities of $0.2 million, and a net reduction in expenses of $0.6 million resulting from a decrease in credits expected from Australian and Austrian government programs of $0.7 million and an increase in expense reimbursement related to the strategic development and commercialization agreement with TOI $1.3 million.
Change in Fair Value of Contingent Consideration. The decrease of $0.2 million was primarily due to shifting of timelines affecting the discount factor and discount period, and the KIO-301 Phase 1b milestone payment made in Q4 2023.
Other Income, Net. The increase of $0.5 million was primarily due to increased net interest income of approximately $0.4 million resulting from funds raised in Q1 2024 and accrued interest on short term marketable securities of $0.1 million.
Liquidity and Capital Resources
Our principal liquidity needs have historically been for acquisitions, working capital, research and development, and capital expenditures. While we anticipate having sufficient cash to fund currently planned operations into 2027, we will need additional financing to support our future operations as we develop and work toward the commercialization of new products. We will seek to fund our operations through a combination of public or private sales of equity, debt financings, license and development agreements, non-dilutive grants and other sources, which may include collaborations with third parties.
If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us. Although historically we have been successful at raising capital, most recently raising net proceeds of approximately $13.8 million in a private placement offering that closed on February 5, 2024, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We have incurred losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash on hand and short-term investments at June 30, 2024 of approximately $6.6 million and $21.2 million, respectively, we anticipate having sufficient cash to fund currently planned operations into 2027.
Information Regarding Cash Flows
As of June 30, 2024, we had unrestricted cash and cash equivalents totaling $6.6 million and restricted cash totaling $4.2 thousand for a total of $6.6 million compared to $2.5 million at December 31, 2023. The following table sets forth the primary uses of cash for the six months ended June 30,:

	2024	2023
Net Cash Provided By/(Used In) Operating Activities	$9,891,416	$(4,454,513)
Net Cash Used in Investing Activities	$(21,224,904)	$—
Net Cash Provided by Financing Activities	$15,498,155	$6,452,487
Operating Activities. Net cash provided by operating activities increased $14.3 million primarily due to the collaboration revenue recognized from the TOI agreement and the timing of research and development activities.
Investing Activities. Net cash used for investing activities increased $21.2 million primarily due to the purchase of marketable securities.
Financing Activities. The increase in cash from financing activities is due to receiving net proceeds of approximately $13.8 million in a private offering that closed on February 5, 2024 and proceeds of $1.7 million from warrant exercises, compared to net proceeds of approximately $0.4 million from equity line of credit share purchases and $5.6 million from a public offering that closed on June 6, 2023.
Funding Requirements and Other Liquidity Matters
Our product pipeline is still in various stages of preclinical and clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:
•seek partnerships for our KIO-101 and KIO-201 products to continue their development activities;
•seek marketing approval for our KIO-301 product outside of the territory already partnered with TOI;
•seek marketing approval for our KIO-104 product or any other products that we successfully develop;
•establish a sales and marketing infrastructure to commercialize our KIO-301 product outside of the territory already partnered with TOI;
•establish a sales and marketing infrastructure to commercialize our KIO-104 product, if approved; and
•add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, grants and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including our KIO-301 (outside of the territory already partnered with TOI), KIO-101, KIO-104 and KIO-201 products, on terms that may not be favorable to us. We have currently paused development work on KIO-101 and KIO-201 and are seeking partnership for any further development of those programs. For our active programs, if we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market KIO-301 outside of the territory already partnered with TOI and KIO-104 products, or any other products that we would otherwise prefer to develop and market ourselves.
We raised net proceeds of $13.8 million in a private placement offering that closed on February 5, 2024. Based on our cash on hand and short-term investments at June 30, 2024, we believe that we will have sufficient cash to fund planned operations into 2027. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of our products. To continue development, we will need to raise additional capital through debt and/or equity financing, grants and other arrangements. Although historically we have been successful at raising capital, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
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
As of June 30, 2024, we have no material changes from such disclosures other than expansion of our revenue recognition accounting policies which are disclosed in more detail in Part 1, Item 1. Financial Statements of this Quarterly Report on Form 10-Q.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Accounting and Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2024 that were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
While we are not currently a party to any legal proceedings as of June 30, 2024, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
No officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in item 408 of Regulation S-K, during the period ended June 30, 2024.
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

Date: August 9, 2024	By:	/s/ Brian M. Strem, Ph.D.
President and Chief Executive Officer (Principal executive officer)

Date: August 9, 2024	By:	/s/ Melissa Tosca
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX
The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit

3.1
Amendment to Restated Certificate of Incorporation of the Registrant, filed June 6, 2024 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report of Form 8-K filed with the SEC on June 7, 2024).

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