Form 10-Q
period 2024-09-30
KIORA PHARMACEUTICALS INC
filed 2024-11-08
CIK 1372514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
☐ Yes ☒ No
On November 6, 2024, there were 3,000,788 shares of the registrant’s common stock outstanding.

KIORA PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2024

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
Kiora Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,637,019	$2,454,684
Short-Term Investments	23,398,016	—
Prepaid Expenses and Other Current Assets	470,424	233,382
Collaboration Receivables	1,783,472	—
Tax and Other Receivables	363,706	2,049,965
Total Current Assets	31,652,637	4,738,031
Non-Current Assets:
Property and Equipment, Net	62,609	8,065
Restricted Cash	4,520	4,267
Intangible Assets and In-Process R&D, Net	6,687,100	8,813,850
Operating Lease Assets with Right-of-Use	72,637	106,890
Other Assets	29,851	40,767
Total Assets	$38,509,354	$13,711,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$660,415	$206,260
Accrued Expenses	1,714,211	1,380,666
Accrued Collaboration Credit	1,119,591	—
Operating Lease Liabilities	33,447	47,069
Total Current Liabilities	3,527,664	1,633,995
Non-Current Liabilities:
Contingent Consideration	4,133,008	5,128,959
Deferred Tax Liability	779,440	779,440
Operating Lease Liabilities	39,190	59,822
Total Non-Current Liabilities	4,951,638	5,968,221
Total Liabilities	8,479,302	7,602,216
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding; 10,000 designated Series B, 0 shares issued and outstanding; 10,000 shares designated Series C, 0 shares issued and outstanding; 20,000 shares designated Series D, 7 shares issued and outstanding; 1,280 shares designated Series E, 0 shares issued and outstanding; 3,908 shares designated Series F, 420 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4	4
Common Stock, $0.01 Par Value: 150,000,000 and 50,000,000 shares authorized; 3,000,788 and 856,182 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	267,679	77,078
Additional Paid-In Capital	168,996,195	153,192,228
Accumulated Deficit	(139,158,620)	(146,976,855)
Accumulated Other Comprehensive Loss	(75,206)	(182,801)
Total Stockholders’ Equity	30,030,052	6,109,654
Total Liabilities and Stockholders’ Equity	$38,509,354	$13,711,870
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Collaboration Revenue	$—	$—	$16,000,000	$—
Grant Revenue	—	—	20,000	—
Total Revenue	—	—	16,020,000	—
Operating Expenses:
General and Administrative	1,380,997	1,415,844	4,215,411	3,782,596
Research and Development	1,317,231	1,085,010	3,717,570	2,915,392
In-Process R&D Impairment	2,008,000	1,904,314	2,008,000	1,904,314
Change in Fair Value of Contingent Consideration	(1,103,991)	1,513,400	(995,951)	1,865,945
Total Operating Expenses	3,602,237	5,918,568	8,945,030	10,468,247
Operating Income (Loss)	(3,602,237)	(5,918,568)	7,074,970	(10,468,247)
Other Income (Expense), Net:
Interest Income, Net	248,840	49,912	813,989	128,464
Other Income (Expense), Net	(59,929)	105,715	(70,724)	94,493
Total Other Income, Net	188,911	155,627	743,265	222,957
Net Income (Loss)	$(3,413,326)	$(5,762,941)	$7,818,235	$(10,245,290)
Deemed Dividends from Warrant Reset Provision	—	(530,985)	—	(530,985)
Net Loss Attributable to Common Shareholders	$(3,413,326)	$(6,293,926)	$7,818,235	$(10,776,275)
Net Income (Loss) per Common Share - Basic	$(0.81)	$(7.30)	$2.08	$(23.35)
Weighted Average Shares Outstanding - Basic	4,214,950	789,656	3,757,467	438,687
Net Income (Loss) per Common Share - Diluted	$(0.81)	$(7.30)	$1.91	$(23.35)
Weighted Average Shares Outstanding - Diluted	4,214,950	789,656	4,092,880	438,687

Other Comprehensive Income (Loss):
Net Income (Loss)	$(3,413,326)	$(5,762,941)	$7,818,235	$(10,245,290)
Unrealized Gain on Marketable Securities	76,435	—	73,607	—
Foreign Currency Translation Adjustments	94,094	(40,310)	33,988	(83,430)
Comprehensive Income (Loss)	$(3,242,797)	$(5,803,251)	$7,925,830	$(10,328,720)

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2024 and 2023
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	427	$4	2,970,545	$267,373	$168,825,325	$(135,745,294)	$(245,735)	$33,101,673

Stock-Based Compensation	—	—	—	—	171,176	—	—	171,176

Adjustments Due to the Rounding Impact from the Reverse Stock Split for Fractional Shares	—	—	(361)	—	—	—	—	—

Issuance of Common Stock from Restricted Stock Awards	—	—	30,604	306	(306)	—	—	—

Unrealized Gain on Marketable Securities	—	—	—	—	—	—	76,435	76,435

Foreign Currency Translation Adjustment	—	—	—	—	—	—	94,094	94,094

Net Loss	—	—	—	—	—	(3,413,326)	—	(3,413,326)

Balance at September 30, 2024	427	$4	3,000,788	$267,679	$168,996,195	$(139,158,620)	$(75,206)	$30,030,052

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
Three Months Ended September 30, 2024 and 2023
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	957	$10	767,858	$69,129	$152,744,385	$(138,945,308)	$(225,861)	$13,642,355

Stock-Based Compensation	—	—	—	—	264,865	—	—	264,865

Conversion of Series F Preferred Stock into Common Stock	(530)	(5)	53,530	4,818	(4,813)	—	—	—

Issuance of Common Stock from Restricted Stock Awards	—	—	32,972	2,968	(2,968)	—	—	—

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(40,310)	(40,310)

Net Loss	—	—	—	—	—	(5,762,941)	—	(5,762,941)

Balance at September 30, 2023	427	$5	854,360	$76,915	$153,001,469	$(144,708,249)	$(266,171)	$8,103,969

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2024 and 2023
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	427	$4	856,182	$77,078	$153,192,228	$(146,976,855)	$(182,801)	$6,109,654

Stock-Based Compensation	—	—	—	—	496,413	—	—	496,413

Issuance of Common Stock and Warrants from Private Placement, Net of Offering Costs of $1.2 million	—	—	1,755,556	158,000	13,650,816	—	—	13,808,816

Issuance of Common Stock from Warrant Exercises	—	—	358,831	32,295	1,657,044	—	—	1,689,339

Adjustments Due to the Rounding Impact from the Reverse Stock Split for Fractional Shares	—	—	(385)	—	—	—	—	—

Issuance of Common Stock from Restricted Stock Awards	—	—	30,604	306	(306)	—	—	—

Unrealized Gain on Marketable Securities	—	—	—	—	—	—	73,607	73,607

Foreign Currency Translation Adjustment	—	—	—	—	—	—	33,988	33,988

Net Income	—	—	—	—	—	7,818,235	—	7,818,235

Balance at September 30, 2024	427	$4	3,000,788	$267,679	$168,996,195	$(139,158,620)	$(75,206)	$30,030,052

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
Nine Months Ended September 30, 2024 and 2023
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	7	$—	199,608	$17,986	$146,035,314	$(134,462,959)	$(182,741)	$11,407,600

Stock-Based Compensation	—	—	—	—	572,600	—	—	572,600

Issuance of Stock from Public Offering, Net of Offering Costs of $729,038	3,908	39	244,181	21,976	5,573,947	—	—	5,595,962

Issuance of Common Stock from Private Placement, Net of Offering Costs of $84,285	—	—	5,866	528	115,187	—	—	115,715

Issuance of Common Stock from ELOC Purchases	—	—	13,889	1,250	441,062	—	—	442,312

Issuance of Common Stock from Warrant Exercises	—	—	5,556	500	298,000	—	—	298,500

Conversion of Series F Preferred Stock into Common Stock	(3,488)	(34)	352,288	31,707	(31,673)	—	—	—

Issuance of Common Stock from Restricted Stock Awards	—	—	32,972	2,968	(2,968)	—	—	—

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(83,430)	(83,430)

Net Loss	—	—	—	—	—	(10,245,290)	—	(10,245,290)

Balance at September 30, 2023	427	$5	854,360	$76,915	$153,001,469	$(144,708,249)	$(266,171)	$8,103,969

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net Income (Loss)	$7,818,235	$(10,245,290)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization of Intangible Assets	13,293	43,863
Impairment of Intangible Assets	104,167	—
Reduction of Right-of-Use Assets	35,027	98,073
Stock-Based Compensation	496,413	572,600
Impairment of In-Process R&D	2,008,000	1,904,314
Change in Fair Value of Contingent Consideration	(995,951)	1,865,945
Accretion of Discount on Marketable Securities	(206,457)	—
Change in Accrued Interest on Marketable Securities	(21,960)	—
Net Realized Gain on Marketable Securities	(1,987)	—
Change in Unrealized (Gain) Loss on Cash Equivalents	3	—
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	(250,169)	98,854
Collaboration Receivables	(1,783,472)	—
Tax Receivables	2,850,144	(18,996)
Other Assets	11,065	939
Accounts Payable	450,982	(848,651)
Accrued Expenses	319,166	(360,398)
Operating Lease Liabilities	(35,026)	(86,863)
Net Cash Provided by (Used in) Operating Activities	10,811,473	(6,975,610)
Investing Activities:
Purchase of Property and Equipment	(51,287)	—
Purchases of Marketable Securities	(29,093,868)	—
Sales of Marketable Securities	150,000	—
Maturities of Marketable Securities	5,849,861	—
Net Cash Used in Investing Activities	(23,145,294)	—
Financing Activities:
Gross Proceeds from Public Offering	—	6,325,000
Issuance Costs for Public Offering	—	(729,038)
Gross Proceeds from Private Placement	14,998,865	200,000
Issuance Costs for Private Placement	(1,190,049)	(84,285)
Proceeds from ELOC Purchases	—	442,310
Exercise of Warrants	1,689,339	298,500
Net Cash Provided by Financing Activities	15,498,155	6,452,487
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	18,254	(86,164)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3,182,588	(609,287)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	2,458,951	6,013,816
Cash, Cash Equivalents and Restricted Cash, End of Period	$5,641,539	$5,404,529

Supplemental Disclosures of Noncash Operating and Financing Activities
Conversion of Preferred Stock into Common Stock	$—	$31,707
Grant of Restricted Stock Awards	$306	2,968
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2024
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes previously included in the Company’s 2023 Annual Report on Form 10-K dated March 25, 2024. The balance sheet as of December 31, 2023 was derived from audited consolidated financial statements of the Company but does not include all the disclosures required by U.S. GAAP.
Accounting Pronouncements Pending Adoption
In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires a company to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker (CODM). The standard is effective for us beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. The ASU is required to be applied retrospectively upon adoption. The Company is currently evaluating the impact that the adoption of ASU 2023-07 may have on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance in ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense captions. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, ASU 2024-03 may be applied prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2024-03 may have on its disclosures in its condensed consolidated financial statements.
Liquidity and Capital Resources
At September 30, 2024, the Company had unrestricted Cash and Cash Equivalents of $5.6 million and Short-term Investments of $23.4 million, and an Accumulated Deficit of $139.2 million. Kiora has incurred annual losses and negative cash flows since inception, and future losses are anticipated. However, Management believes that the Company's capital resources as of September 30, 2024 will be sufficient to fund the Company's planned operations for at least 12 months after the date that these unaudited condensed consolidated financial statements are issued.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2024
Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts, savings accounts, money market funds, and marketable securities with maturities of 3 months or less when acquired. The carrying amounts reported in the unaudited condensed balance sheets for cash and cash equivalents are valued at cost, which approximates fair value.
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
The Company excludes the applicable accrued interest from both the fair value and amortized cost basis of available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on investment securities is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets. The Company’s accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which is considered to be in the period in which it is determined the accrued interest will not be collected.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2024
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
Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s balance sheet. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as the current portion of deferred revenue. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as deferred revenue, net of current portion. As of September 30, 2024 and 2023, the Company did not have a deferred revenue balance.
Collaboration Revenue
If a license to our intellectual property is determined to be distinct from the other performance obligations identified in a contract, the Company recognizes revenues from the transaction price allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from the allocated transaction price. The Company evaluates the measure of progress at each reporting period and, if necessary, adjusts the measure of performance and related revenue or expense recognition as a change in estimate.
At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being reached. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company's or a collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of milestones that are within the Company's or a collaboration partner’s control, such as operational development milestones and any related constraint, and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which will affect collaboration revenues and earnings in the period of adjustment. Revisions to the Company's estimate of the transaction price may also result in negative collaboration revenues and earnings in the period of adjustment.
For arrangements that include sales-based royalties, including commercial milestone payments based on the level of sales, and a license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied, or partially satisfied.
In January 2024, the Company entered into a strategic development and commercialization agreement ("License Agreement") with Théa Open Innovation ("TOI"), a sister company of the global ophthalmic specialty company Laboratoires Théa ("Théa"). Under the agreement, the Company granted TOI exclusive worldwide development and commercialization rights, excluding certain countries in Asia, to KIO-301 for the treatment of degenerative retinal diseases (the "License"). The Company concluded that the Licensing Agreement contains one material performance obligation, the License. The transaction price includes the upfront, non-refundable payment of $16.0 million (the "License Access Fee"). The Company did not include any development or

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2024
regulatory milestones in the transaction price because it is probable that changes in the estimate of receiving those milestones would result in significant reversals of cumulative revenue in future periods, due to the inherent risks and uncertainties in the drug development process. The sales-based milestones and royalties are not included in the transaction price per ASC 606-10-32-11 and ASC 606-10-55-65. There is no financing component in the License Agreement.

The initial transaction price will be allocated to the one performance obligation identified (i.e., the License), which was transferred to TOI at the execution of the License Agreement and the entire $16.0 million transaction price was recognized in the first quarter of 2024 upon the satisfaction of the license performance obligations. Variable components of consideration related to development and regulatory milestones, commercial milestones, and royalties will be allocated to the transaction price if and when they occur. When it is probable that including milestones in the transaction price will not result in significant reversals of cumulative revenue in future periods, the Company will recognize the revenue for the milestones immediately since the license performance obligation to which the milestones relate has already been fully satisfied when the change in estimate of the variable consideration occurs. Since the reimbursement for the development activities clearly relates to those activities and are accounted for under ASC 808, the Company will recognize those amounts that are due from TOI as contra-R&D expense.

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
Refunds for Research and Development
Kiora, through its Kiora Pharmaceuticals GmbH and Kiora Pharmaceuticals Pty Ltd subsidiaries, is entitled to receive refundable tax incentives associated with certain eligible research and development expenses in Austria and Australia, respectively. These refunds are realized in the form of a cash payment in the year following the incurred research and development expenses and the filing of required documents within the appropriate regulatory authorities. The Company records estimates of the refundable payment as a tax receivable and a reduction in research and development expense in the period in which the research and development expenses are incurred.
In-Process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project as an indefinite-lived intangible asset and evaluates this asset at least annually for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. The Company performed an annual evaluation of its indefinite-lived intangible assets for impairment as of August 31, 2024 with a quantitative analysis using the Income Approach. As of August 31, 2024, the estimated fair value of the KIO-201 assets was less than their carrying value due to the strategic decision to cease all future development. Accordingly, the Company recognized an impairment loss of $2.0 million which is shown in the condensed consolidated statement of operations and comprehensive loss in the line In-process R&D Impairment. At September 30, 2024 and December 31, 2023, there was $6.7 million and $8.7 million,

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2024
respectively, of in-process R&D as part of intangible assets and in-process R&D, net on the condensed consolidated balance sheets.
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
The reverse stock split proportionally adjusted all shares of the Company’s common stock outstanding and shares of common stock underlying outstanding options and warrants immediately prior to the effective date of the Amendment. As a result of the reverse stock split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all warrants, stock options, and restricted stock awards issued by the Company and outstanding immediately prior to the effective date of the Amendment, which resulted in a proportionate decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such warrants, stock options, and restricted stock awards, and, in the case of warrants and stock options, a proportionate increase in the exercise price of all such warrants and stock options. In addition, the number of shares reserved for issuance under the Company’s equity compensation plans immediately prior to the effective date of the Amendment was reduced proportionately. The reverse stock split did not affect the number of shares or par value of common stock authorized for issuance under the Company’s Restated Certificate of Incorporation, which remained at 150,000,000 shares.
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
2. Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
A summary of cash and cash equivalents and restricted cash is as follows:

	September 30, 2024	December 31, 2023
Cash and Cash Equivalents	$5,637,019	$2,454,684
Restricted Cash, Non-current	4,520	4,267
Total Cash, Cash Equivalents and Restricted Cash	$5,641,539	$2,458,951
Non-current restricted cash consists of deposits with financial institutions for corporate credit cards.

Short-term Investments

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2024
The following table summarizes short-term investments as of September 30, 2024. There were no short-term investments as of December 31, 2023:

		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
US Treasuries	$143,661	$154	$—	$143,815
Government Agency Securities	18,436,082	54,100	(1,563)	18,488,619
Corporate Debt Securities	4,444,433	18,816	(357)	4,462,892
Asset Backed Securities	300,235	2,455	—	302,690
Total Short-term Investments	$23,324,411	$75,525	$(1,920)	$23,398,016

The following table summarizes the maturities of the Company's short-term investments at September 30, 2024:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$20,490,004	$20,545,614
Due in one to five years	2,834,407	2,852,402
Total Short-term Investments	$23,324,411	$23,398,016
The following table shows the Company's available-for-sale investments' gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2024:

	Less than 12 months
	Count	Fair Value	Unrealized Losses
Government Agency Securities	3	1,690,344	(1,563)
Corporate Debt Securities	4	322,517	(357)
Total	7	$2,012,861	$(1,920)
The Company reviews its investments each quarter to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, any changes to the underlying credit risk of the investment, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The unrealized losses in the Company’s investments were caused by changes in interest rates resulting from changing economic conditions, and not from a decline in credit of their underlying issuers. The Company may be required to sell these investments prior to maturity to implement management strategies, however, it is not likely that the Company will sell these investments before recovery of their amortized cost basis. As such, the Company has classified these losses as temporary in nature.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2024
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	September 30, 2024	December 31, 2023
Prepaid Research and Development	$294,642	$23,066
Prepaid General and Administrative	88,393	73,109
Prepaid Insurance	87,389	123,807
Other	—	13,400
Total Prepaid Expenses and Other Current Assets	$470,424	$233,382
Tax and Other Receivables
Tax and other receivables consist of the following:

	September 30, 2024	December 31, 2023
Research Tax Credits	$223,063	$1,899,880
Other Tax Receivables	140,643	150,085
Total Tax and Other Receivables	$363,706	$2,049,965
Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
Payroll and Benefits	$1,030,630	$875,254
Professional Fees	123,318	43,387
Clinical Trials	403,204	397,465
Taxes	150,003	—
Other	7,056	64,560
Total Accrued Expenses	$1,714,211	$1,380,666
3. Fair Value Disclosures
The accounting guidance defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2 - Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2024
Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of September 30, 2024. There were no financial instruments measured at fair value as of December 31, 2023.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2024
Cash Equivalents:
Money Market Funds	$1,610,903	$1,610,903	$—	$—
US Treasury Securities	57,825	—	57,825	—
Total Cash Equivalents Measured at Fair Value	$1,668,728	$1,610,903	$57,825	$—

Short-term Investments:
US Treasury Securities	$143,815	$—	$143,815	$—
Government Agency Securities	18,488,619	—	18,488,619	—
Corporate Debt Securities	4,462,892	—	4,462,892	—
Asset Backed Securities	302,690	—	302,690	—
Total Short-term Investments Measured at Fair Value	$23,398,016	$—	$23,398,016	$—

Total Assets Measured at Fair Value	$25,066,744	$1,610,903	$23,455,841	$—

In connection with historical acquisitions, additional consideration may be owed by the Company related to the achievement of certain milestones and such contingent consideration payments are required by U.S. GAAP to be presented at fair value. The following table provides information for liabilities measured at fair value on a recurring basis using Level 3 inputs:

	September 30, 2024	December 31, 2023
Contingent Consideration:
Non-current	$4,133,008	$5,128,959
Total Contingent Consideration	$4,133,008	$5,128,959
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2024

	Valuation Technique	Unobservable Inputs	September 30, 2024	December 31, 2023
	Discounted cash flow	Payment discount rate	14.4%	13.1%
Bayon		Payment period	2027 - 2029	2025 - 2027
Panoptes		Payment period	2027 - 2028	2026 - 2028
Bayon		Probability of success for payment	48% - 77%	42% - 71%
Panoptes		Probability of success for payment	30% - 33%	30% - 33%
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. The change in fair value of contingent consideration of $1.0 million for the nine months ended September 30, 2024, was primarily driven by the reversal of the liability related to KIO-201 of approximately $0.8 million resulting from the strategic decision to cease continued development or partnership leading to commercialization. The change in fair value of contingent consideration of $1.9 million for the nine months ended September 30, 2023 was primarily driven by additional disease indications for KIO-301 that were added in Q3 2023 when assessing the probabilities of success in achieving certain milestones. The change in fair value of contingent consideration is recorded within operating expenses on the accompanying condensed consolidated statements of operation and comprehensive income (loss).
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2024
The Company engaged a third-party valuation firm to complete a quantitative assessment of in-process R&D as of August 31, 2024, which includes the following unobservable Level 3 inputs:

	Valuation Technique	Unobservable Inputs		Discount Rate
KIO-104	Multi-Period Excess Earnings Method	Probability of success for next development phase	17% to 36%	43%
KIO-301	Multi-Period Excess Earnings Method	Probability of success for next development phase	23% to 43%	43%
As of September 30, 2024, the Company assessed qualitative factors to determine whether events and circumstances indicate impairment, and concluded that it is not more likely than not that any assets are impaired.
4. Capital Stock
All amounts of shares of common stock in the transactions described below have been adjusted to reflect post Amendment adjusted shares of common stock of the Company.
On May 1, 2024, the Company held its 2024 Annual Meeting of Stockholders (the "Annual Meeting") where the Company's stockholders voted to approve various proposals including (i) adoption of a new Equity Incentive Plan, the "2024 Equity Incentive Plan", (ii) an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock to 150,000,000, which the Company filed with the Secretary of State for the State of Delaware on May 1, 2024 and (iii) the approval, as contemplated by Nasdaq Listing Rule 5635, of the issuance of up to 5,486,066 shares of Common Stock upon the exercise of Tranche A Warrants and Tranche B Warrants issued in the private placement that closed on February 5, 2024.
On January 31, 2024, the Company entered into a private placement agreement with Maxim Group LLC serving as placement agent for 1,755,556 shares of common stock, pre-funded warrants to purchase up to 1,261,582 shares of common stock, and accompanying Tranche A and Tranche B warrants to purchase up to an aggregate of 5,486,066 shares of common stock. The total net proceeds from the private placement were approximately $13.8 million.
The Tranche A warrants are exercisable for up to 2,743,033 shares of common stock at an exercise price of $5.4684 per share for an aggregate of up to approximately $15.0 million and will expire at the earlier of (i) 30 days following the announcement of full data (expected in 2026) from the Company's Phase 2 clinical trial (ABACUS-2) of KIO-301 in patients with retinitis pigmentosa and the daily VWAP of the Company's common stock equaling or exceeding $9.9432 per share for 30 consecutive trading days following the announcement and (ii) five years from the date of shareholder approval of the warrants.
The Tranche B warrants are exercisable for up to 2,743,033 shares of common stock at an exercise price of $5.4684 per share for an aggregate of up to approximately $15.0 million and will expire at the earlier of (i) 30 days following the announcement of topline data (expected in 2026) from the planned Phase 2 trial of KIO-104 in retinal inflammation and the daily VWAP of the Company's common stock equaling or exceeding $12.4290 per share for 30 consecutive trading days following the announcement and (ii) five years from the date of shareholder approval of the warrants.
During June 2023, 329 shares of Series F Convertible Preferred Stock were converted into 298,758 shares of common stock. During July and August 2023, 59 shares of Series F Convertible Preferred Stock were converted into 53,530 shares of common stock.
On March 30, 2023, the Company entered into an underwriting agreement to issue and sell stock and warrants in a public offering. On June 6, 2023, the public offering closed, and the Company issued and sold (i) 244,181 shares of common stock (including 83,333 shares of common stock sold pursuant to the exercise of the over-allotment option), (ii) 434 shares of Series F Convertible Preferred Stock convertible into up to 3,552,372 shares of common stock, (iii) 638,889 Class C Warrants (including 83,333 Class C Warrants sold pursuant to the

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2024
exercise of the over-allotment option), and (iv) 638,889 Class D Warrants (including 83,333 Class D Warrants sold pursuant to the exercise of the over-allotment option). The public offering price of $9.90 per share of common stock, Class C Warrant and Class D Warrant, and $8,999 per share of Series F Convertible Preferred Stock, 101 Class C Warrants and 101 Class D Warrants, resulted in net proceeds to the Company of approximately $5.6 million net of underwriting discount and commissions of $0.5 million and other expenses of $0.2 million. On June 6, 2023, the underwriter fully exercised the over-allotment option granted by the Company to purchase stock and warrants.
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
On February 3, 2023, the Company also entered into a purchase agreement with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock (subject to certain limitations), from time to time and at the Company's sole discretion over the term of the purchase agreement. On February 22, 2023, the Company completed its first issuance under this agreement for a total of 2,222 shares sold to Lincoln Park for proceeds of $0.1 million. In April 2023, the Company completed additional issuances for a total of 11,667 shares sold to Lincoln Park for proceeds of $0.3 million. On January 31, 2024, the Company terminated the purchase agreement with Lincoln Park.
During February 2023, 5,556 shares were issued upon the exercise of inducement warrants issued in November 2022.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2024
5. Warrants
The following is a summary of warrant activity for the Company’s equity-classified warrants for the nine months ended September 30, 2024:

	Number of Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2023	1,451,589	$25.21	2.43
Issued	6,747,648	$4.45	4.77
Exercised	(358,831)	$4.71
Expired	(380,831)	$4.71
Outstanding at September 30, 2024	7,459,575	$7.76	5.08
6. Net Income (Loss) per Share - Basic and Diluted
Basic and diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the time period, which for basic net income (loss) per share, does not include the weighted-average unvested restricted common stock that has been issued and is subject to forfeiture totaling 47,601 and 26,443 shares for the three and nine months ended September 30, 2024 and 2023.
Dilutive common equivalent shares consist of stock options, warrants, and preferred stock and are calculated using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants. Common equivalent shares do not qualify as participating securities. In periods where the Company records a net loss, unvested restricted common stock and potential common stock equivalents are not included in the calculation of diluted net income (loss) per share as their effect would be anti-dilutive. The following is a summary of potentially dilutive securities excluded from the calculation of diluted net income (loss) per share as of September 30, 2024 and 2023:

	2024	2023
Common Stock Warrants, Excluding Pre-funded Warrants	6,197,993	1,453,411
Employee Stock Options	162,320	92,425
Restricted Stock	47,601	26,443
Preferred Stock, as Converted into Common Stock	42,426	42,426
Common Stock Reserved for Future Issuance	451,926	18,388
Total	6,902,266	1,633,093
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2024
Consistent with the 2014 Plan, the 2024 Plan provides for the granting of stock options (incentive and nonqualified), restricted stock or other stock-based awards to employees, officers, directors, consultants, and advisors. The Board is responsible for administration of the 2024 Plan. The Company’s Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted to any officer, employee, consultant, or director at an exercise price per share of not less than the par value per share. As of September 30, 2024, the maximum number of shares of Common Stock that may be issued pursuant to the 2024 Plan was 733,100 of which 450,815 shares were available for awards.
Stock-based compensation expense is presented in the same expense line items as cash compensation paid and for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and Development	$98,292	$118,439	$286,955	$249,352
General and Administrative	72,884	146,426	209,458	323,248
Total Stock-Based Compensation Expense	$171,176	$264,865	$496,413	$572,600
Stock Options
The Company grants time-based stock options which generally vest one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. The fair value of time-based stock options is determined using the Black-Scholes Option Pricing Model, with such value recognized as expense over the service period, which is typically three years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the nine months ended September 30, 2024 and 2023 is shown in the following table:

	Nine months ended September 30,
	2024	2023
Risk-Free Interest Rate	4.44%	4.54%
Expected Life (years)	6	5.52
Expected Stock Price Volatility	140%	141%
Expected Dividend Yield	—%	—%
The weighted-average grant date fair value of options granted during the nine months ended September 30, 2024 was $4.02. The expected term of the options granted is based on management's estimate. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options amounted to $0.7 million as of September 30, 2024 and is expected to be recognized over a weighted average period of approximately 2.09 years.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2024
Following is a summary of stock option activity for the nine months ended September 30, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term in Years
Outstanding at December 31, 2023	90,382	$41.43	9.29
Granted	74,137	$4.35
Expired	(426)	$1,202.15
Forfeited	(1,773)	$7.04
Outstanding at September 30, 2024	162,320	$21.83	9.24
Exercisable and vested at September 30, 2024	48,671	$56.79	8.75
The stock options outstanding and exercisable as of September 30, 2024 had no aggregate intrinsic value. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $3.66, the closing price of the Company’s stock on September 30, 2024.
Restricted Stock Awards
Restricted stock compensation expense is recognized over the vesting period, which is typically one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. Unamortized compensation expense related to the restricted stock awards amounted to $0.3 million as of September 30, 2024 and is expected to be recognized over a weighted average period of approximately 2.41 years. The following is a summary of restricted stock activity for the nine months ended September 30, 2024:

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Term in Years
Non-vested Outstanding at December 31, 2023	25,493	$14.75	2.57
Awarded	30,604	$4.35
Released	(7,717)	$11.50
Forfeited	(779)	$15.59
Non-vested Outstanding at September 30, 2024	47,601	$8.58	2.41
Employee Stock Purchase Plan
The Company has a non-qualified ESPP, which provides for the issuance of shares of the Company’s common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of common stock through payroll deductions at a discounted price. Six month offering periods are made at the Board’s discretion. The ESPP provides for 32 aggregate shares of the Company’s common stock for participants to purchase. As of September 30, 2024 and 2023, the remaining shares reserved for future offerings was 23.
8. Commitments and Contingencies
Leases
The Company is party to three real property operating leases for the rental of office space. In February 2022, the Company entered into an 18-month lease for an office facility in Encinitas, California (the "Encinitas Lease"), which is now used for its corporate headquarters. The Encinitas Lease commenced in May 2022 and was amended to extend its lease term through April 30, 2025. The Company recorded a right-of use ("ROU") asset and lease liability upon lease commencement and lease amendment in May 2022 and November 2023, respectively. In May 2022, the Company entered into a 12-month lease for office space in Adelaide, Australia

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2024
(the "Adelaide Lease") which expired in May 2023. Following expiration, the landlord agreed to extend the Adelaide Lease on a month-month basis, whereby the Company must provide 90-day notice of termination. The Adelaide Lease is a short-term lease which is exempt for ROU asset and lease liability reporting. The Company also entered into a lease for 910 square feet of office space in Vienna, Austria (the "Vienna Lease"). The Vienna Lease commenced on October 15, 2023 with a term of 5 years through October 14, 2028. The Company recorded a ROU asset and lease liability upon lease commencement in October 2023. The remaining lease terms range from less than 0.58 to 4.63 years.
Operating lease expense, consisting of the reduction of the right-of-use asset and the imputed interest on the lease liability totaled $18,742 and $50,482 for the three months ended September 30, 2024 and 2023, respectively, and $57,327 and $121,159 for the nine months ended September 30, 2024 and 2023, respectively.
Future annual minimum lease payments under non-cancellable operating leases as of September 30, 2024 are as follows:

Years Ending December 31,
2024 (remaining months)	$13,541
2025	27,762
2026	14,562
2027	14,562
2028	11,528
Total Lease Liabilities	81,955
Less Amounts Representing Interest	(9,318)
Total	72,637
Less Current Portion	(33,447)
$39,190
License and Exclusive Rights Agreements
The Company is a party to six license agreements as described below. These license agreements require the Company to pay or receive royalties or fees to or from the licensor based on revenue or milestones related to the licensed technology.
On January 25, 2024, the Company entered into a license agreement with TOI, a sister company of the global ophthalmic specialty company Théa. Under the agreement, Kiora granted TOI exclusive worldwide development and commercialization rights, excluding certain countries in Asia, to KIO-301 for the treatment of degenerative retinal diseases. In exchange, Kiora received an upfront payment of $16 million; will receive up to $285 million upon achievement of pre-specified clinical development, regulatory and commercial milestones; tiered royalties of up to low 20% on net sales; and reimbursement of certain KIO-301 research and development expenses. For the three and nine months ended September 30, 2024, the Company recorded offsetting expense credits of $0.9 million and $2.2 million related to reimbursable KIO-301 expenses.
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
On May 1, 2020, the Company (through its subsidiary, Bayon Therapeutics, Inc.) entered into an agreement with the University of California Berkeley (“UC”) granting to the Company the exclusive rights to its pipeline of photoswitch molecules. The agreement requires the Company to pay an annual fee to UC of $5,000, as well as payments to UC upon the achievement of certain development milestone and royalties based on revenue relating to any product incorporating KIO-301. The Company is obligated to pay royalties on net sales of two

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2024
percent (2%) of the first $250 million of net sales, one and a quarter percent (1.25%) of net sales between $250 million and $500 million, and one half of one percent (0.5%) of net sales over $500 million. In addition, the agreement requires the Company to pay sublicense fees for the grant of rights under a sublicense agreement at 8% of sublicense revenue prior to enrolling the first patient in any Phase 1 or Phase II (if Phase I is not performed) clinical trial of a licensed product, 6% of sublicense revenue prior to enrolling the first patient in any Phase III clinical trial of a licensed product, or 4% of sublicense revenue prior to any arms-length first commercial sale of a licensed product. On October 30, 2023, the Company, through its subsidiary, Bayon Therapeutics, Inc., entered into an agreement with UC to amend its licensing agreement dated May 1, 2020 effective November 5, 2023, granting the Company exclusive rights to a patent application covering specific formulations of KIO-301, which was previously jointly owned by UC and Bayon. Further, Bayon has the ability to assign or transfer the agreement providing written notice is given within at least 15 days prior to any such assignment, providing written assignment agreement by successor within 30 days, and by paying an assignment fee of $30,000 within 30 days of the assignment. Per the terms of the agreement, upon execution of the amendment the Company was required to pay UC $15,000. Per these terms, the Company made a payment to UC for $0.7 million related to the upfront payment received from TOI upon execution of the strategic development and commercialization agreement. The agreement expires on the date of the last-to-expire patent included in the licensed patent portfolio which is currently January 2030, however if patents that are currently pending approval are issued, the license expiration would extend into 2041.
On September 26, 2018, the Company entered into an intellectual property licensing agreement (the “SentrX Agreement”) with SentrX, a veterinary medical device company that develops and manufactures veterinary wound care products. Under the SentrX Agreement, the Company in-licensed the rights to trade secrets and know-how related to the manufacturing of KIO-201. The SentrX Agreement enabled the Company to pursue a different vendor with a larger capacity for manufacturing and an FDA-inspected facility for commercialization of a product for human use. Under the SentrX Agreement, SentrX was eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified developmental and commercial milestones. On June 7, 2023, the Company entered into an amendment agreement (the "SentrX First Amendment") with SentrX, whereby SentrX removed the Company's obligation to make any further payments, milestone or otherwise. The term of the amendment agreement remained unchanged which was until the product is no longer in the commercial marketplace. In addition, on June 7, 2023, the Company entered into a new exclusive license agreement (the "New SentrX Agreement" with SentrX, whereby the Company out-licensed certain KIO-201 patents (focused on the combination of KIO-201 with an antibiotic) for use in animal health and veterinary medicine. Under the New SentrX Agreement, SentrX is obligated to pay the Company a flat low single-digit royalty on net sales, and is effective until the last licensed patent terminates. In August 2023, SentrX was acquired by Dômes Pharma. In July 2024, the Company decided to cease continued development of KIO-201 in combination with an antibiotic, and provided notice to Dômes Pharma of its intention to cease continued maintenance of all related licensed IP and its willingness to transfer control of the prosecution and maintenance of the licensed patents at their request.
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
Agreements Terminated or Settled Within the Quarter
On November 17, 2014, the Company (through its subsidiary Kiora Pharmaceuticals GmbH) entered into an intellectual property and know-how licensing agreement with Laboratoires Leurquin Mediolanum S.A.S.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2024
(“Mediolanum”) for the commercialization of KIO-101, KIO-104 or any other therapeutic product that uses the compound (the “Mediolanum agreement”) in specific territories. Under the Mediolanum agreement, the Company out-licensed rights to commercialize KIO-101, KIO-104 or any other therapeutic product that uses the compound (the "KIO-100 family of products") for uveitis, dry eye and viral conjunctivitis in Italy, and France. This Agreement was amended on December 10, 2015 to also include Belgium and The Netherlands. Under the Mediolanum Agreement, Mediolanum was obligated to pay up to approximately €20 million in development and commercial milestones and a 7% royalty on net sales of (the KIO-100 family of products in the territories through the longer of the expiry of the valid patents covering the KIO-100 family of products or 10 years from the first commercial sale. The royalty would be reduced to 5% after patent expiry. On September 7, 2023, the Company (through its subsidiary Kiora Pharmaceuticals GmbH) agreed to a settlement agreement with Mediolanum to terminate the existing out-licensing rights by Mediolanum to commercialize the KIO-100 family of products for uveitis, dry eye and viral conjunctivitis in Italy, France, Belgium and Netherlands including all related commercial milestone payments and royalty obligations. The Company agreed to pay a termination fee of $0.1 million, of which $50,000 was paid upon execution of the agreement, and $50,000 was paid on the one year anniversary of the termination which occurred in September 2024.
On September 12, 2013, the Company (through its subsidiary, Jade Therapeutics, Inc.) entered into an agreement with Lineage Cell Therapeutics, Inc. (“Lineage”), formerly known as BioTime, Inc. granting to the Company the exclusive worldwide right to commercialize cross-linked thiolated carboxymethyl hyaluronic acid (“modified HA”) for ophthalmic treatments in humans. The agreement required the Company to pay an annual fee of $30,000 and a royalty of 6% on net sales of KIO-201 to Lineage based on revenue relating to any product incorporating the modified HA technology. The agreement expires when patent protection for the modified HA technology lapses in August 2027, however in September 2024, the Company terminated this agreement.
Grant Funding
In April 2024, the Company received grant funding of $20,000 from the Choroideremia Research Foundation ("CRF") in support of validating functional vision assessments for patients with profound blindness. This grant funding will aid in further validation of a suite of tests expected to be used in the upcoming ABACUS-2 Phase 2 clinical trial assessing KIO-301.
Contingent Consideration
The purchase price of various acquisitions in prior periods included contingent consideration, which consisted of various cash earn-out payments upon the achievement of certain milestones. Below are the maximum obligation payments per the respective agreements and estimated fair value of contingent consideration payments remaining as of September 30, 2024.

	Maximum Obligation per Agreements	Current Fair Value Estimated
Bayon	$7,135,000	$2,177,467
Panoptes	9,500,000	1,955,541
	$16,635,000	$4,133,008
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2024
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
9. Subsequent Events
In October 2024, an investor notified the Company of their intention to abandon 1,206 warrants that were issued in August 2021 with an original expiration in February 2027.
In October 2024, the Company announced that it received regulatory approval to initiate a Phase 2 clinical trial to investigate KIO-301 for vision restoration in patients with retinitis pigmentosa. The ABACUS-2 trial is expected be a 36 patient, multi-center, double-masked, randomized, controlled, multiple dose study enrolling patients with ultra-low vision or no light perception regardless of their underlying gene mutation associated with retinitis pigmentosa. Dosing of the first patient with KIO-301 is expected to begin in the first half of 2025 following validation of novel functional vision endpoints. These functional assessments may serve as approvable primary endpoints in subsequent registration studies in the United States, Europe and other major regions.

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
KIO-301 is initially focused on patients with later stages of disease progression due to Retinitis Pigmentosa (any and all sub-forms). KIO-301 is a potential vision-restoring small molecule that acts as a “photoswitch” specifically designed to restore vision in patients with inherited and age-related degenerative retinal diseases. The molecule is specifically designed to restore the eyes’ ability to perceive and interpret light in visually impaired patients. It selectively enters viable downstream retinal ganglion cells (no longer receiving electrical input due to degenerated rods and cones) and is intended to turn them into light sensing cells, capable of signaling the brain as to the presence or absence of light. On March 17, 2022, we were granted Orphan Drug Designation by the United States (“U.S.”) Food and Drug Administration (“FDA”) for the Active Pharmaceutical Ingredient (“API”) in KIO-301. In July 2024, we were granted Orphan Medicinal Product Designation by the European Medicines Agency for KIO-301 for the treatment of non-syndromic, rod-dominant retinal dystrophies, which includes diseases like retinitis pigmentosa, choroideremia, Stargardt disease and others. In September 2024, the European Medicines Agency expanded out Orphan Medicinal Product Designation to also include syndromic, rod-dominant retinal dystrophies that includes diseases like Usher's syndrome, which has non-ocular aspects of diseases in addition to retinal involvement.
KIO-301 (formerly known as B-203) was acquired through the Bayon Therapeutics, Inc. ("Bayon") transaction that closed October 21, 2021. We initiated a Phase 1b clinical trial (ABACUS-1) in the third quarter of 2022. Topline data from this trial was presented at the American Academy of Ophthalmology annual meeting in November 2023. The complete data set was presented at the Association for Research in Vision and Ophthalmology ("ARVO") annual conference in May 2024 highlighting improvements in visual acuity, visual field and functional vision among clinical trial participants relative to baseline. In October 2024, we announced the receipt of regulatory approval to initiate the Phase 2 trial of KIO-301 (ABACUS-2) and we anticipate enrolling our first patient in 1H 2025.
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
Based on results of ABACUS-1, we have the opportunity to expand development of KIO-301 to treat patients with late stages of Choroideremia and Stargardt disease. These diseases have a similar underlying late-stage pathology as Retinitis Pigmentosa, hence the mechanism of action of KIO-301 could potentially provide a similar benefit to these patients.

We are also planning to develop KIO-104 for the treatment of retinal inflammatory diseases including Posterior Non-Infectious Uveitis, a rare T cell-mediated, intraocular inflammatory disease and diabetic macular edema. KIO-104 is a novel and potent small molecule inhibitor of dihydroorotate dehydrogenase ("DHODH"), formulated for intravitreal delivery and ideally suited to suppress overactive T-cell activity to treat the underlying condition. Data from a previous Phase 1/2a study in patients with Posterior Non-Infectious Uveitis, reported in October 2022, showed that a single injection of KIO-104 decreased intraocular inflammation and improved visual acuity significantly for the duration of the study. Further, there is evidence of reduced cystoid macular edema from baseline. We are currently designing a Phase 2 clinical trial in retinal inflammation, expected to initiate in early 2025.
We have an additional asset, KIO-101, that we are currently seeking to partner. KIO-101 is based on the same molecule as KIO-104, however formulated for topical, eye drop delivery.
Throughout our history we have not generated significant revenue; however in January 2024 we entered into the License Agreement with TOI, whereby we recognized $16 million in collaboration revenue related to the upfront payment. We have never been profitable and from inception through September 30, 2024, our losses from operations have aggregated $139.2 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our product candidates. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure to support their commercialization including sales, marketing, and distribution functions.
We will need additional financing to support our continuing operations. We will seek to fund our operations through a combination of public or private sales of equity, debt financings, license and development agreements, non-dilutive grants and other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Although historically we have been successful at raising capital, most recently raising net proceeds of approximately $13.8 million in a private placement offering that closed on February 5, 2024, additional capital may not be available on terms favorable to Kiora, if at all. We do not know if any future offerings will succeed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash on hand and short-term investments at September 30, 2024 of approximately $5.6 million and $23.4 million, respectively, we anticipate having sufficient cash to fund currently planned operations into 2027.
Recent Developments
None noted.
New Components of Results of Operations
Revenue
Our revenue has been derived from payments received under our license and research collaboration agreements, which for the nine months ended September 30, 2024, represented an upfront payment from our collaboration agreement with TOI. In the future, we anticipate our revenue to include additional milestone payments under our current and/or future collaboration agreements. We do not expect to generate any revenue from the sale of products unless and until such time that our product candidates have advanced through clinical development and regulatory approval, if ever. We expect that any revenue we generate, if at all, will fluctuate from quarter-to-quarter as a result of the timing and amount of payments relating to such services and milestones and the extent to which any of our products are approved and successfully commercialized. If we fail to complete clinical development of product candidates or obtain regulatory approval for our product candidates, our ability to generate future revenues and our results of operations and financial position would be adversely affected.

New Critical Accounting Estimates
None.
Results of Operations
Comparison of three months ended, September 30, 2024 and 2023
The following table summarizes the results of our operations for the three months ended September 30, 2024 and 2023:

	2024	2023	Change
Operating Expenses:
General and Administrative	$1,380,997	$1,415,844	$(34,847)
Research and Development	1,317,231	1,085,010	232,221
In-Process R&D Impairment	2,008,000	1,904,314	103,686
Change in Fair Value of Contingent Consideration	(1,103,991)	1,513,400	(2,617,391)
Total Operating Expenses	3,602,237	5,918,568	(2,316,331)
Other Income, Net	188,911	155,627	33,284
Net Income (Loss)	$(3,413,326)	$(5,762,941)	$2,349,615
General and Administrative Expenses. The decrease of $34.8 thousand was driven by a decrease in proxy related public company expenses of $52.6 thousand, a reduction in D&O insurance premiums of $40.0 thousand, and reduced IT related costs of $32.0 thousand, partially offset by increased tax services of $75.0 thousand including a Section 382 analysis and an increase in personnel related costs of $0.1 million.
Research and Development Expenses. The increase of $0.2 million was primarily due to an increase in CMC for KIO-301 and KIO-104 of $1.0 million, an increase in personnel related costs of $0.2 million, $0.1 million of travel and a decrease of $0.5 million for credits expected from Australian and Austrian government programs related to research and development activities, offset by an increase in KIO-301 related expenses of $0.9 million resulting from the expense reimbursement related to the strategic development and commercialization agreement with TOI, a reduction in clinical related expenses for the KIO-301 RP phase 1b trial conducted in 2023 of $0.2 million and the KIO-101 Ocular Presentation of Rheumatoid Arthritis + clinical trial activity $0.3 million, and fees associated with the settlement agreement with Mediolanum of $0.1 million.
In-Process R&D Impairment. The increase of $0.1 million was primarily due to the full impairment of KIO-201. This was caused by a strategic decision to stop pursuing partnership opportunities for this program which we had been pursuing since August 2023.
Change in Fair Value of Contingent Consideration. The decrease of $2.6 million was primarily driven by the decrease in the fair value of KIO-201 of approximately $0.8 million resulting from the strategic decision to cease further development of the asset and out-licensing opportunities. During the quarter ended September 30, 2023, additional disease indications for KIO-301 were added when assessing the probabilities of success of achieving certain milestones contributing $1.5 million of expense.
Other Income, Net. The increase of $33.3 thousand was primarily due to increased net interest income and accrued interest amortization of approximately $0.3 million resulting from funds raised in the first quarter of 2024 offset by the write off of an intangible asset related to the SentrX Agreement of $0.1 million, unrealized losses related to foreign currency activity of $0.1 million, and reimbursement in 2023 related to an insurance claim of $85.0 thousand.

Comparison of nine months ended, September 30, 2024 and 2023
The following table summarizes the results of our operations for the nine months ended September 30, 2024 and 2023:

	2024		2023	Change
Revenue:
Collaboration Revenue	$16,000,000		$—	$16,000,000
Grant Revenue	20,000		—	20,000
Total Revenue	16,020,000	16,020,000	—	16,020,000
Operating Expenses:
General and Administrative	4,215,411		3,782,596	432,815
Research and Development	3,717,570		2,915,392	802,178
In-Process R&D Impairment	2,008,000		1,904,314	103,686
Change in Fair Value of Contingent Consideration	(995,951)		1,865,945	(2,861,896)
Total Operating Expenses	8,945,030		10,468,247	(1,523,217)
Other Income, Net	743,265		222,957	520,308
Net Income (Loss)	$7,818,235		$(10,245,290)	$18,063,525
Revenue. The increase of $16.0 million was attributable to the revenue recognized from the upfront payment pursuant the strategic development and commercialization agreement with TOI and from a grant from the Choroideremia Research Foundation.
General and Administrative Expenses. The increase of $0.4 million was driven by increased professional fees of $0.4 million related primarily to accounting and tax advisory related to the strategic development and commercialization agreement with TOI. Additionally, personnel related costs increased $0.2 million related to higher salary and bonus expenses, offset by a reduction in D&O insurance premiums of $0.1 million and rent expense costs related to the closure of the Salt Lake City location of $0.1 million.
Research and Development Expenses. The increase of $0.8 million was primarily due to CMC expenses of $1.6 million, UC licensing payments of $0.7 million, salaries and benefits of $0.2 million, and travel costs of $0.1 million, offset by clinical trial and regulatory activities of $0.8 million, a net reduction in expenses of $1.0 million resulting from a decrease in research tax credits expected from Australian and Austrian government programs of $1.2 million and an increase in expense reimbursement related to the strategic development and commercialization agreement with TOI of $2.2 million.
In-Process R&D Impairment. The increase of $0.1 million was primarily due to the full impairment of KIO-201. This resulted from a strategic decision to stop pursuing partnership opportunities for this program which the Company had been pursuing since August 2023.
Change in Fair Value of Contingent Consideration. The decrease of $2.9 million was primarily due to the decrease in the fair value of KIO-201 of approximately $0.8 million resulting from the strategic decision to cease further development of the asset and out-licensing opportunities. During the quarter ended September 30, 2023, additional disease indications for KIO-301 were added when assessing the probabilities of success in achieving certain milestones contributing $1.5 million of expense. Lastly, during the fourth quarter of 2023, the KIO-301 Phase 1b milestone payment was made totaling $0.5 million.
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
If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us. Although historically we have been successful at raising capital, most recently raising net proceeds of approximately $13.8 million in a private placement offering that closed on February 5, 2024, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We have incurred losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash on hand and short-term investments at September 30, 2024 of approximately $5.6 million and $23.4 million, respectively, we anticipate having sufficient cash to fund currently planned operations into 2027.
Information Regarding Cash Flows
As of September 30, 2024, we had unrestricted cash and cash equivalents totaling $5.6 million and restricted cash totaling $4.5 thousand for a total of $5.6 million compared to $2.5 million at December 31, 2023. The following table sets forth the primary uses of cash for the nine months ended September 30, 2024 and 2023:

	2024	2023
Net Cash Provided By/(Used In) Operating Activities	$10,811,473	$(6,975,610)
Net Cash Used in Investing Activities	$(23,145,294)	$—
Net Cash Provided by Financing Activities	$15,498,155	$6,452,487
Operating Activities. Net cash provided by operating activities increased $17.8 million primarily due to the collaboration revenue recognized from the TOI agreement and the timing of research and development activities.
Investing Activities. Net cash used for investing activities increased $23.1 million primarily due to the purchase of marketable securities.
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
•seek partnerships for our KIO-101 product to continue its development activities;
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, grants and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including our KIO-301 (outside of the territory already partnered with TOI), KIO-101, and KIO-104 products, on terms that may not be favorable to us. We have currently paused development work on KIO-101 and are seeking partnership for any further development of those programs. For our active programs, if we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market KIO-301 outside of the territory already partnered with TOI and KIO-104 products, or any other products that we would otherwise prefer to develop and market ourselves.
Based on our cash on hand and short-term investments at September 30, 2024, we believe that we will have sufficient cash to fund planned operations into 2027. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of our products. To continue development, we will need to raise additional capital through debt and/or equity financing, grants and other arrangements. Although historically we have been successful at raising capital, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
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
As of September 30, 2024, we have no material changes from such disclosures other than expansion of our revenue recognition accounting policies which are disclosed in more detail in Part 1, Item 1. Financial Statements of this Quarterly Report on Form 10-Q.
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
In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Accounting and Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2024 that were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
While we are not currently a party to any legal proceedings as of September 30, 2024, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
No officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in item 408 of Regulation S-K, during the period ended September 30, 2024.
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

Date: November 8, 2024	By:	/s/ Brian M. Strem, Ph.D.
President and Chief Executive Officer (Principal executive officer)

Date: November 8, 2024	By:	/s/ Melissa Tosca
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