Form 10-K
period 2024-12-31
KIORA PHARMACEUTICALS INC
filed 2025-03-25
CIK 1372514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2024, was approximately $12,242,441. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.
At March 21, 2025, there were 3,000,788 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

1

KIORA PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2024

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report on Form 10-K”, this “Annual Report” or this “Form 10-K”) contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are principally, but not exclusively, contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations, and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
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
•the anticipated benefits of our strategic co-development and commercialization agreement with Théa Open Innovation (TOI);
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
We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page of 17 this Annual Report on Form 10-K. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.
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
Kiora Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I
ITEM 1. BUSINESS
Overview
We are a clinical-stage specialty pharmaceutical company developing and commercializing therapies for the treatment of retinal diseases. We were originally incorporated in 1998 under the name of Optis France S.A. in Paris, France. We were formed as a Delaware corporation on December 28, 2004, under the name of EyeGate Pharmaceuticals, Inc., and changed our name to Kiora Pharmaceuticals, Inc. effective November 8, 2021 in connection with a merger of one of our wholly owned subsidiaries.
We are developing KIO-301, with an initial focus on patients with later stages of vision loss due to retinitis pigmentosa (collectively including any and all sub-forms, "RP"). KIO-301 is a potential vision-restoring small molecule that acts as a “photoswitch” specifically created to restore vision in patients with inherited and age-related degenerative retinal diseases, including RP. The molecule is designed to restore the eyes’ ability to perceive and interpret light in visually impaired patients through selectively entering viable downstream retinal ganglion cells ("RGCs") (no longer receiving electrical input due to degenerated rods and cones) and turning them into light sensing cells, capable of signaling the brain as to the presence or absence of light. On March 17, 2022, we were granted orphan drug designation ("ODD") by the United States Food and Drug Administration (FDA) for the active pharmaceutical ingredient ("API") in KIO-301. We initiated a Phase 1b clinical trial in the third quarter of 2022 and dosed the first patient in November 2022 with the last patient completing the study in September 2023. Data from this trial were presented in November 2023 at the American Academy of Ophthalmology Annual Meeting. The full data package triggered multiple discussions with various potential pharmaceutical partners. After assessing all available options, in January 2024, we chose to partner with Théa Open Innovation ("TOI"), a sister company of Laboratories Théa. In addition to the financial terms of this partnership, we have formed a joint steering committee with TOI for the continued development and potential commercialization of KIO-301. In July 2024, we were granted Orphan Medicinal Product Designation by the European Medicines Agency for KIO-301 for the treatment of non-syndromic, rod-dominant retinal dystrophies, which includes diseases like retinitis pigmentosa, choroideremia, Stargardt disease and others. In September 2024, the European Medicines Agency expanded our Orphan Medicinal Product Designation to also include syndromic, rod-dominant retinal dystrophies that include diseases like Usher's syndrome, which has non-ocular aspects of diseases in addition to retinal involvement. In October 2024, we, in collaboration with our partner TOI, announced that we received regulatory approval to initiate a Phase 2 clinical trial to investigate KIO-301 for vision restoration in patients with retinitis pigmentosa. The ABACUS-2 trial is expected to be a 36 patient, multi-center, double-masked, randomized, controlled, multiple dose study enrolling patients with ultra-low vision or no light perception regardless of their underlying gene mutation associated with retinitis pigmentosa. Enrollment of the first patient is expected to begin in the first half of 2025 following validation of novel functional vision endpoints. These functional assessments may serve as approvable primary endpoints in subsequent registration studies in the United States, Europe and other major regions. KIO-301 (formerly known as B-203) was acquired through the Bayon Therapeutics, Inc. ("Bayon") transaction which closed October 21, 2021.
We are also developing KIO-104 for the treatment of retinal inflammatory diseases, including Diabetic Macular Edema (DME) and Posterior Non-Infectious Uveitis, a rare T cell-mediated, intraocular inflammatory disease. KIO-104 is a novel and potent, non-steroidal small-molecule inhibitor of dihydroorotate dehydrogenase ("DHODH") formulated for intravitreal delivery, and is ideally suited to suppress overactive T-cell activity to treat the underlying inflammation. We believe KIO-104 to be best-in-class with picomolar potency and a validated immune modulating mechanism of action designed to overcome the off-target side effects and safety issues associated with commercially available DHODH inhibitors. Data from a Phase 1b/2a study, reported in October 2022, showed that a single injection of KIO-104 decreased intraocular inflammation and improved visual acuity for the duration of the study. Further, there was evidence of reduced Cystoid Macular Edema from baseline. KIO-104 (formerly known as PP-001) was acquired through the acquisition of Panoptes Pharma GmbH (Panoptes) in the fourth quarter of 2020.
We are considering strategic partnering for our KIO-101 asset, which focuses on treating the ocular manifestation of patients with autoimmune diseases, including rheumatoid arthritis and, as such, is termed the Ocular Presentation of Rheumatoid Arthritis and Other Autoimmune Diseases (OPRA+). KIO-101 uses the same active compound in KIO-104, but is formulated as an ophthalmic topical eye drop. In the fourth quarter of 2021, we reported top-line safety and tolerability data from a Phase 1b proof-of-concept study evaluating KIO-101 in patients with ocular surface inflammation. As a further sign of safety, there were zero clinically significant laboratory findings observed in both healthy patients and those with ocular surface inflammation.
Market Opportunity
Retinitis Pigmentosa Market Overview
More than 3.4 million patients globally are estimated to have an inherited retinal disease leading to significant or permanent vision loss. RP is the largest family of these inherited diseases. RP affects about 1 in 3,500 people worldwide. Thus, with a population of about 341.5 million in the U.S. as of March 2025, about 97,571 people in the U.S. would be expected to have RP. With a worldwide population presently estimated at over 8.1 billion, it can be estimated that approximately 2.3 million people around the world have RP.
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
While no approved therapies are available for the treatment of RP, current therapeutics in development primarily rely on genetic approaches to introduce light sensing channels into viable downstream cells, a field termed optogenetics. KIO-301 is a small molecule photoswitch that confers light sensitivity to downstream cells, specifically the RGCs, potentially triggering the same phototransduction signaling as if the photoreceptors were present and viable.
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
This novel mechanism of action enables potential application to multiple diseases. RP is a group of inherited eye diseases that cause photoreceptor cell death. In the U.S., RP is considered an orphan disease with a prevalence of fewer than 200,000. This prevalence enables consideration for KIO-301 to qualify for an ODD in the treatment of RP, conferring increased regulatory collaboration with the FDA, and market exclusivity if clinical trials demonstrate safety and efficacy. On March 17, 2022, we were granted an ODD by the FDA for the active ingredient in KIO-301. In July 2024, we were granted Orphan Medicinal Product Designation by the European Medicines Agency for KIO-301 for the treatment of non-syndromic, rod-dominant retinal dystrophies, which includes diseases like retinitis pigmentosa, choroideremia, Stargardt disease and others. In September 2024, the European Medicines Agency expanded our Orphan Medicinal Product Designation to also include syndromic, rod-dominant retinal dystrophies that includes diseases like Usher's syndrome, which has non-ocular aspects of diseases in addition to retinal involvement. Currently, no therapeutics are approved to treat patients with RP.
A possible market expansion beyond RP would be to evaluate KIO-301 in patients with geographic atrophy (GA), an advanced stage of age-related dry macular degeneration. Like RP, GA results in photoreceptor degeneration while maintaining RGC viability. Thus, KIO-301 could benefit these patients who have lost vision. There are about 1 million patients in the U.S. with GA and to date, no therapeutics are approved to treat this disease.
Diabetic Macular Edema and Posterior Non-Infectious Uveitis Market Overview
Diabetic macular edema (DME) is a late stage complication of patients with diabetic retinopathy. This disease is partially caused by overactive inflammation in the retina causing a build up of extracellular fluid which can cause layers of the retina to separate and thus impair vision either temporarily or permanently. It is estimated that 34.2 million Americans have diabetes1 and that approximately 750,000 Americans have DME2. Current treatments involve chronic steroid use or anti-VEGF treatments.
Non-infectious uveitis involving the posterior segment is an important and leading cause of vision loss. While oral corticosteroid therapy is the first-line approach, depending on its underlying cause, uveitis often cannot be controlled after tapering of the steroid to a dose that is safe for chronic treatment. Thus, steroid-sparing immunosuppressive therapy can play an important role for treating this disease.
There are approximately 0.2 million cases of posterior non-infectious uveitis annually in the U.S., UK and EU.3
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
Currently, two first generation DHODH inhibitors have been approved in the U.S. and abroad and are marketed by Sanofi S.A. as leflunomide (Arava®) and the active metabolite teriflunomide (Aubagio®). These oral tablets are approved for the treatment of rheumatoid and psoriatic arthritis and multiple sclerosis (MS), respectively.
1 Based on data from the American Diabetes Association. Statistics. Available at: https://www.diabetes.org/resources/statistics/statistics-about-diabetes. Accessed September 13, 2021.
2 Varma R, Bressler NM, Doan QV, et al. Prevalence of and risk factors for diabetic macular edema in the United States. JAMA Ophthalmol. 2014;132(11):1334-1340. doi: 10.1001/jamaophthalmol.2014.2854.
3 Based on prevalence data from the International EyeCOPE Study published in Ophthalmology and Therapy (June 2021) Volume 10, pages 565–580.

These diseases are autoimmune disorders. One potential explanation for the therapeutic effects of Arava® in arthritis is the reduction in the numbers or reactivity of activated T-cells, which are involved in the pathogenesis of arthritis. The generally accepted view of human MS pathogenesis implicates peripheral activation of myelin-specific autoreactive T-cells that lead to inflammatory disease in the central nervous system. By blocking the de novo pyrimidine synthesis pathway via DHODH inhibition, it is suggested that Aubagio® reduces T-cell proliferation in the periphery. Arava® and Aubagio® are formulated as oral drugs, and it has been established that leflunomide is metabolized in the liver to the active metabolite teriflunomide. Hepatotoxicity was reported as a major side effect after oral administration, possibly as a result of the extent of liver metabolism. Moreover, it was shown that apart from DHODH, a series of protein kinases are inhibited by Arava® and Aubagio®.
Ocular Presentation of Rheumatoid Arthritis Market (OPRA+) Overview
Patients with systemic autoimmune diseases including Rheumatoid Arthritis (RA), are known to suffer from ocular presentation of their underlying autoimmune conditions. Secondary to inflammation and associated pathologies in the joint synovium, the eye carries significant morbidity and impact on eye health and quality of life. These ocular presentations can include signs and symptoms similar to keratoconjunctivitis sicca (KCS), episcleritis, scleritis, peripheral ulcerative keratitis, anterior uveitis, as well as retinal vasculitis. In patients with OPRA+, the surface of the eye often has significant irritation accompanied by symptoms of soreness, grittiness, light sensitivity, and dryness. Patients with RA suffer from ocular signs and symptoms at a rate reported to be 2-3X that of the general population. Furthermore, in those OPRA+ patients, up to 50% report moderate to severe signs and symptoms. Today, there are estimated to be approximately 1.8 million4 RA patients in the U.S. Approximately one-third of these patients present with OPRA+ (more than 0.5 million in the U.S.), with more than 90% seeking prescription medication to address these ophthalmic manifestations. Unfortunately, today's ocular surface anti-inflammatory medicines are usually not sufficient to treat OPRA+ as they are broad and not targeted to the underlying pathophysiology.
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
Our Strategy
Our goal is to develop products for treating disorders of the eye. The key elements of this strategy are to:
•Develop Core Assets
–Continue clinical development of KIO-301 for which a Phase 2 clinical study is approved to initiate enrollment of patients with mid to late-stage retinitis pigmentosa in collaboration with TOI.
–Continue clinical development of KIO-104 for which a Phase 2 clinical study is approved to initiate enrollment of patients with retinal inflammation due to diseases like diabetic macular edema and posterior non-infectious uveitis.
•Increase Equity Value through Collaborations
–Seek partnership for our KIO-101 product candidate to continue its development activities.
–Pursue strategic collaborations to further our existing assets with respect to new indication potential and more detailed mechanism of action, which can result in new intellectual property.
4 Based on prevalence data from the Epidemiology of RMD study published in Rheumatology International (April 2017) 37:1551–1557.

Collaborations
On January 25, 2024, we entered into an agreement with TOI, a sister company of Laboratories Théa, with respect to KIO-301. The agreement grants TOI the global rights (except for certain countries in Asia) to co-develop and commercialize KIO-301 in ophthalmology. We and TOI will operate under a Joint Steering Committee for the strategic and operational components of KIO-301's continued development. In exchange, we received an upfront payment of $16 million and will be eligible to receive aggregate clinical development, regulatory and commercial milestone payments of up to $285 million and tiered commercial royalties up to the low 20% on net sales. Further, TOI is responsible for all research and development costs of KIO-301.
On July 21, 2023, we entered into a Memorandum of Understanding with the Choroideremia Research Foundation ("CRF") to support strategic development of KIO-301 in Choroideremia ("CHM"). CHM is a rare, inherited retinal disease that causes blindness. This collaboration could accelerate our development of KIO-301 for this indication, which also is included in the TOI partnership. Under the collaboration, CRF will assist us with access to clinical and scientific thought leaders to assist in further development of KIO-301 for CHM. CRF will also provide aid in enrollment of patients for any future trials of KIO-301 for CHM.
Our Development
* KIO-301 has been granted Orphan Disease Designation in the USA and EU
Clinical Development
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
Study Results
KIO-104 showed an excellent safety profile and promising efficacy signals in improvement of inflammatory parameters and visual acuity in uveitis patients with an apparent dose dependent treatment effect in improvement of visual acuity at Day 14 post dosing. Upon analyzing only the highest dose group (1,200 ng), a fundamental mean improvement of visual acuity was seen in the patients, which started within the first week post injection (Day 7) and lasted beyond the last study visit (Day 28). Apart from improved visual acuity, improvements in vitreous haze and reduction in macular edema were observed in the patients treated with KIO-104.
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
Globally, we hold 34 active and valid patents that will expire between 2025 and 2035. We have applied for an additional 52 patents, which if approved will expire between 2035 and 2044.
License Agreements
We are a party to six license agreements as described below. These license agreements require us to pay or receive royalties or fees to or from the licensor based on revenue or milestones related to the licensed technology.
On January 25, 2024, we entered into an agreement with TOI to co-develop and commercialize KIO-301 globally (except for certain countries in Asia) in the field of ophthalmology. This agreement carries a collaborative approach to the continued development of KIO-301 (of which TOI is 100% responsible for direct costs of all research and development activities) and upon the achievement of certain clinical development, regulatory and commercial milestones, we will become eligible to receive up to $285 million in aggregate. We also received an up-front payment from TOI of $16 million and have a tiered commercial royalty structure up to the low 20% of net sales.
On May 1, 2020, we, through our subsidiary Bayon, entered into an agreement with Photoswitch Therapeutics, Inc. ("Photoswitch") granting to us access to certain patent applications and intellectual property rights with last-to-expire patent terms of January 2030. The agreement calls for payments to Photoswitch upon the achievement of certain development milestones and upon first commercial sale of the product.
On May 1, 2020, we, through our subsidiary Bayon, entered into an agreement with University of California ("UC") granting to us the exclusive rights to its pipeline of photoswitch molecules. The agreement requires us to pay an annual fee to UC of $5,000, as well as payments to UC upon the achievement of certain development milestone and royalties based on revenue relating to any product incorporating KIO-301. We are obligated to pay royalties on net sales of 2% of the first $250 million of net sales, 1.25% of net sales between $250 million and $500 million, and 0.5% of net sales over $500 million. In addition, the agreement requires us to pay sublicense fees for the grant of rights under a sublicense agreement at 8% of sublicense revenue prior to enrolling the first patient in any Phase 1 or Phase II (if Phase I is not performed) clinical trial of a licensed product, 6% of sublicense revenue prior to enrolling the first patient in any Phase III clinical trial of a licensed product, or 4% of sublicense revenue prior to any arms-length first commercial sale of a licensed product. On October 30, 2023, we, through our subsidiary Bayon, entered into an agreement with UC to amend the UC licensing agreement effective November 5, 2023, granting us exclusive rights to a patent application covering specific formulations of KIO-301, which was previously jointly owned by UC and Bayon. Further, Bayon has the ability to assign or transfer the agreement providing written notice is given within at least 15 days prior to any such assignment, providing written assignment agreement by successor within 30 days, and by paying an assignment fee of $30,000 within thirty days of the assignment. Per the terms of the agreement, upon execution of the amendment, we were required to pay UC $15,000. Per these terms, we made a payment to UC for $0.7 million related to the up-front payment received from TOI upon execution of the strategic development and commercialization agreement. The agreement expires on the date of the last-to-expire patent included in the licensed patent portfolio which is currently January 2030, however if patents that are currently pending approval are issued, the license expiration would extend into 2041.
On September 26, 2018, we entered into an intellectual property licensing agreement (the “SentrX Agreement”) with SentrX Animal Care, Inc. ("SentrX"), a veterinary medical device company that develops and manufactures veterinary wound care products. Under the SentrX Agreement, we in-licensed the rights to trade secrets and know-how related to the manufacturing of KIO-201. The SentrX Agreement enables us to pursue a different vendor with a larger capacity for manufacturing and an FDA-inspected facility for commercialization of a product for human use. Under the SentrX Agreement, SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified developmental and commercial milestones. On June 7, 2023, we entered into an amendment agreement (the "SentrX First Amendment") whereby SentrX removed our obligation to make any further payments, milestone or otherwise. The term of the agreement is until the product is no longer in the commercial marketplace. In addition, on June 7, 2023, we entered into a new exclusive license agreement (the "New SentrX Agreement") with SentrX, whereby we out-licensed certain KIO-201 patents for use in animal health and veterinary medicine. Under the New SentrX Agreement, SentrX is obligated to pay us a flat low single-digit royalty on net sales, and is effective until the last licensed patent terminates. On August 16, 2023, SentrX was acquired by Dômes Pharma Group. In July 2024, we decided to cease continued development of KIO-201 in combination with an antibiotic, and provided notice to Dômes Pharma of its intention to cease continued maintenance of all related licensed IP and its willingness to transfer control of the prosecution and maintenance of the licensed patents at their request.
On July 2, 2013, we (through our subsidiary, Kiora Pharmaceuticals, GmbH) entered into an out-license agreement with 4SC granting 4SC the exclusive worldwide right to commercialize the compound KIO-101 for RA and inflammatory bowel disease, including Crohn’s disease and ulcerative colitis. We are eligible to receive milestone payments totaling up to €155 million, upon and subject to, the achievement of certain specified developmental and commercial milestones. We have not received any milestones from 4SC. In addition, we are eligible to receive royalties of 3.25% on net sales of any product commercialized by 4SC using the compound in KIO-101 and KIO-104.
On July 2, 2013, we (through our subsidiary, Kiora Pharmaceuticals, GmbH) entered into a patent and know-how assignment agreement with 4SC Discovery GmbH (4SC) transferring to us all patent rights and know-how to the compound KIO-101. We are responsible for paying royalties of 3.25% on net sales of KIO-101, KIO-104, or any other therapeutic product that uses the compound.
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
Sales and Marketing
If KIO-104 or KIO-301 are approved by the FDA or regulatory bodies in other countries, for commercial sale, we may enter into additional agreements with third parties to sell KIO-104 or KIO-301 in countries not already partnered, or we may choose to market these directly to physicians in the U.S. or globally through our own sales and marketing force and related internal commercialization infrastructure. If we market KIO-104 or KIO-301 (where TOI does not have commercialization rights) directly, we will need to incur significant additional expenses and commit significant additional management resources to establish and train an internal sales and marketing force to market and sell KIO-104 or KIO-301.
Manufacturing
We do not have an in-house manufacturing capability for our products and as a result, we will depend heavily on third-party contract manufacturers to source raw materials, produce and package our products. We currently do not have any contractual relationships with third-party manufacturers. We intend to rely on third-party suppliers that we have used in the past for the manufacturing of various components that comprise our KIO-104, KIO-301 and other contemplated clinical trials.
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
FDA approval is required before any new drug can be marketed in the U.S. The process required by the FDA before a new drug product may be marketed in the U.S. generally involves:
•completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s GLP, regulation;
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
The preclinical and clinical testing and approval process requires substantial time, effort, and financial resources. Preclinical tests include laboratory evaluation of product chemistry, formulation, manufacturing and control procedures, and stability, as well as animal studies to assess the toxicity and other safety characteristics of the product. The results of preclinical tests, together with manufacturing information, analytical data, and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND.
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
Manufacturing Requirements
We and our third-party manufacturers must comply with applicable FDA regulations relating to FDA Current Good Manufacturing Practice or CGMP regulations. The CGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, extensive records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet CGMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and our third-party manufacturers and certain key component suppliers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, including untitled letters, warning letters, determinations of product adulteration, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval. Such perceived problems concerning safety or efficacy may arise in the context of clinical studies continued as a result of our post-marketing obligations, reports we or the FDA receive from patients and healthcare providers, or literature published by third parties regarding our products or similar products.
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
Other Regulatory Requirements
We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the applicable regulatory agency will have broad regulatory and enforcement powers, including, among other things, the ability to levy fines and civil penalties. Compliance with current or future environmental regulations may impair our research, development, and production efforts, which could harm our business, operating results, and financial condition.
Employees and Human Capital Resources
As of December 31, 2024, we had twelve full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees and have experience with drug development. Our future performance depends significantly upon the continued service of our key scientific, technical, and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth, and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, equity awards, healthcare and insurance benefits, paid time off, family leave, and flexible work schedules, among other benefits.
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
Our Corporate Information
Kiora Pharmaceuticals, Inc. was formed in Delaware on December 28, 2004, under the name EyeGate Pharmaceuticals, Inc. On November 8, 2021, we completed a merger of our wholly-owned Delaware subsidiary, Kiora Pharmaceuticals, Inc. (incorporated in October 2021) into EyeGate Pharmaceuticals, Inc., which merger resulted in the amendment of our restated certificate of incorporation to change our name to “Kiora Pharmaceuticals, Inc.” In connection with the name change, we changed our symbol on the Nasdaq Capital Market to “KPRX”. We were originally incorporated in 1998 under the name of Optis France S.A. in Paris, France. We have four wholly-owned subsidiaries: Jade Therapeutics, Inc., Kiora Pharmaceuticals, GmbH (formerly known as Panoptes Pharma GmbH), Bayon Therapeutics, Inc., and Kiora Pharmaceuticals Pty Ltd (formerly known as Bayon Therapeutics Pty Ltd). Our former subsidiary, EyeGate Pharma S.A.S. was dissolved effective December 31, 2020. Our principal executive offices are located at 332 Encinitas Blvd., Suite 102, Encinitas, California, 92024, and our telephone number is (858) 224-9600.
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
•Our limited operating history may make it difficult for investors to evaluate the success of our business to date and to assess our future viability.
•Our future success depends on our ability to retain key executives and to attract, retain, and motivate qualified personnel.
•We depend heavily on the future success of KIO-104 and KIO-301. If we are unable to successfully obtain marketing approval for KIO-104, or KIO-301, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize KIO-104 or KIO-301, our business will be materially harmed.
•If clinical trials of KIO-104, KIO-301, or any other product candidate that we may develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be delayed or unable to complete, the development and commercialization of KIO-104, KIO-301, or any other product candidate.
•Even if KIO-104, KIO-301, or any other product candidate that we may develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for our product candidates may be smaller than we estimate.
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
Since inception, we have incurred significant operating losses. Our net income was approximately $3.6 million for the year ended December 31, 2024. Our net loss was $12.5 million for the year ended December 31, 2023 and $143.4 million from the period of inception (December 28, 2004) through December 31, 2024. To date, we have financed our operations primarily through private placements and public offerings of our securities, and payments from our license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2008, clinical trials. We are still in the development stage of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year.
We anticipate that our expenses will continue to be significant with the clinical trials for the ongoing development of our KIO-104 and KIO-301 products.
Our expenses will also increase if and as we:
•seek marketing approval for KIO-104 and KIO-301, whether alone or in collaboration with third parties;
•continue the research and development of KIO-104 and KIO-301;
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
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if:
•we are required by the FDA or foreign equivalents to perform studies or clinical trials in addition to those currently expected, and
•there are any delays in patient enrollment or in completing the clinical trials of KIO-104, KIO-301, or any other product candidates that we may develop.
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
We expect to devote substantial financial resources to our ongoing and planned activities, particularly continuing the clinical development of our KIO-104 and KIO-301 product candidates. In the future, we expect to raise additional financial resources for the continued clinical development of KIO-104, KIO-301, and other product candidates we may develop. In addition, if we obtain regulatory approval for any of our product candidates, we would need to devote substantial financial resources to commercialization efforts, including product manufacturing, marketing, sales, and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts.

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
As of December 31, 2024, we had cash and cash equivalents of $3.8 million and short-term investments of $23.0 million for a total of $26.8 million.
With the current cash and short-term investments on hand, we believe we will have sufficient cash to fund planned operations into 2027, however, the acceleration or reduction of cash outflows by management can significantly impact the timing needed for raising additional capital to complete development of our products. To continue development, we will need to raise additional capital through debt and/or equity financing or access additional funding through U.S. or foreign grants. Although we completed our initial public offering and subsequent public offerings, registered direct offerings and private placements, additional capital may not be available on terms favorable to us, if at all. Accordingly, no assurances can be given that management will be successful in these endeavors. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. Our commercial revenues, if any, will be derived from sales of KIO-104, KIO-301, or any other product candidates that we successfully develop, none of which we expect to be commercially available for several years, if at all. In addition, if approved, any product candidate that we develop or any product that we in-license may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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
If we raise additional funds through government grants or other third-party funding, collaborations, strategic alliances, licensing arrangements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts, or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
Our limited operating history may make it difficult for investors to evaluate the success of our business to date and to assess our future viability.
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
Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our overall tax liability.
We are organized in the United States, and have wholly-owned subsidiaries in United States, Austria and Australia. If we succeed in growing our business, we may conduct increased operations through subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between us and our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that such arrangements be priced the same as those between unrelated companies dealing at arm’s length and that appropriate documentation is maintained to support the value of such arrangements. Our transfer pricing policies were formulated with the assistance of third-party experts; however, tax authorities in any country may disagree with our transfer pricing policies and procedures and we are subject to more tax audits as a result of having subsidiaries in foreign countries. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties it would increase our tax liability, which could adversely affect our financial condition, results of operations and cash flows.
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
We have invested a significant portion of our efforts and financial resources in the development of KIO-104 and KIO-301, and we expect to invest a significant portion of our efforts and financial resources in the development of KIO-104 in the future. There remains a significant risk that we may fail to successfully develop either product candidate.
We cannot accurately predict when or if KIO-104 or KIO-301 will prove effective or safe in humans or whether it will receive marketing approval. Our ability to generate product revenues, which may never occur, will depend heavily on obtaining marketing approval to commercialize KIO-104 and KIO-301.
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
If clinical trials of KIO-104, KIO-301, or any other product candidate that we may develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be delayed or unable to complete, the development and commercialization of KIO-104, KIO-301, or any other product candidate.
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
Risks Related to the Commercialization of Our Product Candidates
Even if KIO-104, KIO-301, or any other product candidate that we may develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success and the market opportunity for our product candidates may be smaller than we estimate.
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
In the future, we plan to build sales and marketing infrastructure to market or co-promote KIO-104, KIO-301, and possibly other product candidates that we may develop, if and when they are approved. There are risks involved with establishing our own sales, marketing, and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of KIO-104, KIO-301, or any other product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
We expect to enter into arrangements with third parties to perform consulting, sales, marketing, and distribution services in markets outside the U.S. We may also enter into arrangements with third parties to perform these services in the U.S. if we do not establish our own sales, marketing, and distribution capabilities in the U.S., or if we determine that such third-party arrangements are otherwise beneficial. Our product revenues and our profitability, if any, under any such third-party sales, marketing, or distribution arrangements are likely to be lower than if we were to market, sell, and distribute our product candidates. In addition, we may not be successful in entering into arrangements with third parties to sell, market, and distribute our product candidates, or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales, marketing, and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing KIO-101, KIO-104, KIO-301, or any other product candidates that we may develop.
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
We are dependent on TOI for the successful co-development and commercialization of KIO-301. If TOI does not devote sufficient resources to the co-development and commercialization of KIO-301, are unsuccessful in their efforts, or chooses to terminate their agreement with us, the potential revenue may not materialize.

In January 2024, we entered into a strategic co-development and commercialization agreement with TOI. Under the agreement, we granted TOI exclusive worldwide co-development and commercialization rights, excluding certain countries in Asia, to KIO-301 for the treatment of degenerative retinal diseases. In exchange, we received an upfront payment of $16 million, and will be eligible to receive up to $285 million upon achievement of pre-specified clinical development, regulatory and commercial milestones, tiered royalties of up to low 20% on net sales; and reimbursement of certain KIO-301 research and development expenses.

Under the agreement, TOI is solely and exclusively responsible for all costs and activities related to Phase III clinical trials for KIO-301. TOI may determine, however, that it is commercially reasonable to de-prioritize or discontinue the development of the KIO-301. These decisions may occur for many reasons, including internal business reasons, results from clinical trials or because of unfavorable regulatory feedback.

Further, on review of the safety and efficacy data, the FDA may impose requirements on the programs that render them commercially nonviable. In addition, under the agreement, TOI has certain decision-making rights in determining the development and commercialization plans and activities for the programs. We may disagree with TOI about the development strategy they employ, but we will have limited rights to impose our development strategy on TOI. Similarly, TOI may decide to seek marketing approval for, and limit commercialization of KIO-301 to narrower indications than we would pursue. More broadly, if TOI elects to discontinue the development of KIO-301, we may be unable to advance the product candidate ourselves.
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
We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of KIO-104, KIO-301, or any other of our product candidates. We rely, and expect to continue to rely, on third parties to manufacture clinical and commercial supplies of KIO-104 and KIO-301, preclinical and clinical supplies of our other product candidates that we may develop, and commercial supplies of products if and when any of our product candidates receive marketing approval. Our current and anticipated future dependence upon others for the manufacture of KIO-104, KIO-301, and any other product candidate or product that we develop, may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.
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
We are highly dependent on the research and development, clinical, and business development expertise of Brian M. Strem, our Chief Executive Officer, Eric Daniels, our Chief Development Officer, Melissa Tosca, our Chief Financial Officer, as well as the other principal members of our management, scientific, and clinical team and a number of third-party consultants. Although we have entered into employment agreements with Dr. Strem, Dr. Daniels and Ms. Tosca, they may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
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
Our common stock is thinly traded and hence the price may be volatile. The stock market in general and the market for smaller specialty pharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such shares. The market price for our common stock may be influenced by many factors, including:
•the success of competitive products or technologies;
•the results of clinical trials of KIO-104, KIO-301, or any other product candidate that we may develop;
•the results of clinical trials of product candidates of our competitors;

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
We must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate, including our operations in Australia and Austria. The Foreign Corrupt Practices Act ("FCPA") prohibits any U.S. individual or business from paying, offering, authorizing payment, or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the Company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.
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
As of December 31, 2024, we had federal net operating loss carryforwards of approximately $31.7 million, no state net operating loss carryforwards, and no federal and state research and development tax credit carryforwards available to reduce future taxable income. These federal net operating loss carryforwards are from net operating losses generated during the year ended December 31, 2018 and later, and as such will be carried forward indefinitely until utilized, but their utilization will be limited to 80% of taxable income. Utilization of these net operating loss and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local, and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. Under Section 382 of the Code and comparable provisions of state, local, and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. In 2024, we completed a study to determine whether our initial public offering, subsequent public and private offerings, and other transactions that have occurred may have triggered an ownership change limitation. The analysis determined that ownership changes (under the definition of Section 382) occurred in multiple years. The base limitation calculated for these changes ranged from $170,643 to $494,650. In addition to the annual NOL limitation, we had a Net Unrealized Built-In Loss (NUBIL) on the date of the ownership changes in multiple years. The total NUBIL was $17,519,701. As a result of the NUBIL, we adjusted our Federal NOL carryforwards for the 2018 through 2022 tax years down by a total of $9,126,676 in total with the filing of our 2023 tax return. Additionally, $3,146,111 of the NUBIL was recognized as an unfavorable book to tax adjustment during the 2023 tax year. The remaining NUBIL will be recognized in tax years 2024 and 2025. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change net operating loss and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us. In addition, the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017, limits the amount of net operating losses that we are permitted to deduct in any taxable year to 80% of our taxable income in such year. The TCJA also eliminates the ability to carry back net operating losses to prior years, but allows net operating losses generated after 2017 to be carried forward indefinitely. As such, there is a risk that due to such items, our existing net operating losses could expire or be unavailable to offset future income. Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
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
We are a smaller reporting company ("SRC") and a non-accelerated filer, which allows us to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not SRCs or non-accelerated filers, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations, including disclosures regarding executive compensation, in our Annual Report and our periodic reports and proxy statements and providing only two years of audited consolidated financial statements in our Annual Report and our periodic reports. We will remain an SRC until (a) in the event we have more than $100 million in annual revenues, the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $250 million or (b) in the event we have less than $100 million in annual revenues, the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $700 million. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.
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
As of December 31, 2024, intangible assets, net, represented approximately $6.7 million, or 18% of our total assets. Indefinite-lived intangible assets are subject to an impairment analysis at least annually based on fair value. Intangible assets relate primarily to in-process research and development ("IPR&D") and patents acquired by us as part of our acquisitions of other companies, and are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. If market and economic conditions or business performance deteriorate, the likelihood that we would record an impairment charge would increase, which impairment charge could materially and adversely affect our financial condition and operating results.
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
To date, there have not been any known cybersecurity threats that have materially affected the Company.
Governance
Board Oversight of Cybersecurity Matters
Assessing and managing information security matters is the responsibility of our Board of Directors. The Board of Directors’ Audit Committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. The Board meets with the senior executives, specifically the Chief Executive Officer, and Chief Financial Officer on at least an annual basis to discuss cybersecurity posture. The Board also periodically receives targeted briefings related to cybersecurity and reviews our incident response capabilities. The Audit Committee receives regular reports from management concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The Audit Committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.
Management of Cybersecurity Risks
The senior executives work to protect our information systems from cybersecurity threats and to promptly assist in coordinating a response to any cybersecurity incidents in accordance with our cybersecurity incident response and recovery plans. Our Chief Executive Officer is responsible for helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Our Chief Financial Officer is responsible for preparing budgets, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Both executives have experience overseeing the information technology function and implementing and overseeing internal controls frameworks in our industry. We have engaged an IT Managed Service Provider who assists in the oversight of our corporate-wide data security, including developing, implementing and enforcing security policies to manage our overall cybersecurity risks. The senior executives regularly meet with our IT Managed Service Provider during the course of the year to review and discuss cybersecurity issues.
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
ITEM 2. PROPERTIES
We currently have three facilities, including our principal executive office located at 332 Encinitas Blvd., Suite 102, Encinitas, CA, 92024 under a lease that expires in April 2025; our office located at 11 North Terrace, Adelaide, Australia, 5000 under a month-month lease term; and our office located at Herrengasse 5, 1010 Vienna, Austria under a lease that expires in October 2028. We conduct our operations using third-party manufacturing facilities and trial sites. We believe our current facilities are adequate for our needs for the foreseeable future.

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
Holders
There were 30 holders of record of our common stock as of March 21, 2025. This number does not include beneficial owners whose shares were held in street name.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the fiscal year ended December 31, 2024 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Purchase of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 17 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 2 of this Annual Report on Form 10-K.

Business Overview
We are a clinical-stage specialty pharmaceutical company developing and commercializing product candidates for the treatment of ophthalmic diseases. We were formed as a Delaware corporation on December 28, 2004, under the name of EyeGate Pharmaceuticals, Inc., and changed our name to Kiora Pharmaceuticals, Inc. effective November 8, 2021.
Our first product candidate is KIO-301 with an initial focus on patients with later stages of vision loss due to retinitis pigmentosa (RP, any and all sub-forms). KIO-301 is a potential vision-restoring small molecule that acts as a “photoswitch” specifically designed to restore vision in patients with inherited and age-related degenerative retinal diseases. The molecule is designed to restore the eyes’ ability to perceive and interpret light in visually impaired patients through selectively entering viable downstream retinal ganglion cells (no longer receiving electrical input due to degenerated rods and cones) and is intended to turn them into light sensing cells, capable of signaling the brain as to the presence or absence of light. On March 17, 2022, we were granted orphan drug designation by the FDA for the API in KIO-301. We initiated a Phase 1b clinical trial in third quarter of 2022, known as the ABACUS study, and dosed the first patient in November 2022. We completed the last patient dosing of the initial trial in September 2023 with topline results announced on November 4, 2023 at the American Academy of Ophthalmology retina sub-specialty day. In October 2024, we, in collaboration with our partner TOI, announced that we received regulatory approval to initiate a Phase 2 clinical trial to investigate KIO-301 for vision restoration in patients with retinitis pigmentosa. The ABACUS-2 trial is expected be a 36 patient, multi-center, double-masked, randomized, controlled, multiple dose study enrolling patients with ultra-low vision or no light perception regardless of their underlying gene mutation associated with retinitis pigmentosa. Dosing of the first patient with KIO-301 is expected to begin in the first half of 2025 following validation of novel functional vision endpoints. These functional assessments may serve as approvable primary endpoints in subsequent registration studies in the United States, Europe and other major regions. KIO-301 (formerly known as B-203) was acquired through the Bayon transaction which closed October 21, 2021.
Our second product candidate is KIO-104, which focuses on patients with retinal inflammation due to diseases including Diabetic Macular Edema, Posterior Non-Infectious Uveitis and more. KIO-104 is a next-generation, non-steroidal, immuno-modulatory and small-molecule inhibitor of DHODH. We believe KIO-104 to be best-in-class with picomolar potency and a validated immune modulating mechanism designed to overcome the off-target side effects and safety issues associated with commercially available DHODH inhibitors. In a 14-day good laboratory practice intravenous repeated dose toxicity study in rats, no adverse or test item related effects were observed in any of the tested parameters (mortality, clinical observations, ophthalmoscopy, body weight and food consumption, hematology and coagulation, clinical biochemistry, organ weight, pathology, and histopathology) at the highest doses tested (1.0 mg/kg). Clinical proof-of-concept of the potential for the active pharmaceutical ingredient in KIO-104 has been demonstrated in multiple non-clinical and clinical studies. This includes a first-in-human, open-label, phase 1 clinical trial, which investigated the use of KIO-104 for treating Posterior Non-Infectious Uveitis. Results, which were reported in October 2022, showed that a single intravitreal injection of KIO-104 decreased intraocular inflammation in a dose-dependent fashion, and improved visual acuity significantly during the duration of the study. Further, KIO-104 reduced macular edema (swelling) which if unchecked, can lead to permanent vision loss. The drug was well tolerated, with no serious side effects on intraocular tissues or other serious adverse events observed. We are currently approved to start enrolling patients in a Phase 2 trial for KIO-104 in retinal inflammation and expect enrollment to commence in the first half of 2025.

In August 2023, we decided to halt development work on our anterior segment assets, specifically KIO-101 and KIO-201. In July 2024, we made a strategic decision to cease future development or partnership leading to commercialization of KIO-201 and impaired the remaining asset balance. We are actively pursuing partnership opportunities for the KIO-101 program.

In January 2024, we entered into a strategic development and commercialization agreement with Théa Open Innovation (TOI), a sister company of the global ophthalmic specialty company Laboratoires Théa (Théa). Under the agreement, we granted TOI exclusive worldwide development and commercialization rights, excluding certain countries in Asia, to KIO-301 for the treatment of degenerative retinal diseases. In exchange, we will receive an up-front, payment of $16 million; will become eligible to receive up to $285 million upon achievement of pre-specified clinical development, regulatory and commercial milestones; tiered royalties of up to low 20% on net sales; and reimbursement of certain KIO-301 research and development expenses.
From inception through December 31, 2024, our losses from operations have aggregated $143.4 million. As a result of the collaboration with TOI in 2024, our net income was $3.6 million for the twelve months ended December 31, 2024. Our net loss was $12.5 million for the twelve months ended December 31, 2023. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our KIO-104 product candidate, and any other product candidates we advance to clinical development. If we obtain regulatory approval for KIO-104, we expect to incur significant expenses to create an infrastructure to support the commercialization of KIO-104 including sales, marketing, and distribution functions.
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
Financial Overview
Revenues
To date, we have recognized collaboration revenue from U.S. and foreign government grants made to Jade and Panoptes, as well as from license and research collaboration agreements as performance obligations toward milestones that were met. In the future, we anticipate our revenue to include additional milestone payments under our current and/or future collaboration agreements. We do not expect to generate any revenue from the sale of products unless and until such time that our product candidates have advanced through clinical development and regulatory approval, if ever. We expect that any revenue we generate, if at all, will fluctuate from quarter-to-quarter as a result of the timing and amount of payments relating to such services and milestones and the extent to which any of our products are approved and successfully commercialized. We expect to continue to incur significant operating losses as we fund research and clinical trial activities relating to our therapeutic assets, consisting of KIO-301 and KIO-104, or any other product candidate that we may develop. There can be no guarantee that the losses incurred to fund these activities will succeed in generating revenue.
Research and Development Expenses
We expense all research and development expenses as they are incurred. Research and development expenses primarily include:
•non-clinical development, preclinical research, and clinical trial and regulatory-related costs;
•expenses incurred under agreements with sites and consultants that conduct our clinical trials; and
•employee-related expenses, including salaries, bonuses, benefits, travel, and stock-based compensation expense.
We expect our research and development expenses to increase for the near future as we advance KIO-104, KIO-301 (to the extent there are any unreimbursed expenses), and any other product candidate through clinical development, including the conduct of our planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our KIO-104, KIO-301, and any other product candidate that we may develop. Clinical development timelines, the probability of success and development costs can differ materially from expectations.
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related benefits for our full time employees, including stock-based compensation. Other general and administrative expenses include professional fees for investor relations and external communications, auditing, tax, patent costs, and legal services.
We expect that general and administrative expenses will remain consistent for the near future.
Other Income, Net
Other income, net consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding financing arrangements.
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

Revenue Recognition
To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, Revenue from Contracts with Customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
We apply the five-step model to contracts when we determines that it is probable we will collect the consideration we are entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
In a contract with multiple performance obligations, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each distinct performance obligation which determines how the transaction price is allocated among the performance obligation. The estimation of the stand-alone selling price(s) may include estimates regarding forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time. Any change made to estimated progress towards completion of a performance obligation and, therefore, revenue recognized will be recorded as a change in estimate. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.
Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as the current portion of deferred revenue. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as deferred revenue, net of current portion.
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
At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being reached. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or a collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period,we re-evaluate the probability of achievement of milestones that are within our or a collaboration partner’s control, such as operational development milestones and any related constraint, and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which will affect collaboration revenues and earnings in the period of adjustment. Revisions to our estimate of the transaction price may also result in negative collaboration revenues and earnings in the period of adjustment.
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

Collaboration Agreements
We entered into a research agreement that falls under the scope of ASC 808, Collaborative Arrangements. Reimbursements from a collaboration partner are recorded as a reduction to research and development expense. Similarly, amounts that are owed to a collaboration partner are recognized as research and development expense.
Business Combinations
We applied the provisions of Accounting Standards Codification (ASC) Topic 805, Business Combinations, in the accounting for our acquisitions of Bayon and Panoptes. It required us to recognize the assets acquired and the liabilities assumed at their acquisition date fair values, which were determined using market, income, and cost approaches, or a combination. Goodwill as of the respective acquisition date was measured as the excess of consideration transferred over the net of the acquisition date fair value of the assets acquired and the liabilities assumed. Goodwill is generally the result of expected synergies of the combined company or an assembled workforce. Indefinite-lived intangible assets acquired were in-process research and development. The fair value for these intangible assets was determined using the income approach. Under the income approach, fair value reflects the present value of the projected cash flows that are expected to be generated by the products incorporating the in-process research and development, if successful.
Intangible Assets
Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at fair value at the acquisition date. We test intangible assets for impairment as of August 31 of each year or more frequently if indicators of impairment are present. The authoritative accounting guidance provides an optional qualitative assessment for any indicators that indefinite-lived intangible assets are impaired. If it is determined that it is more likely than not that the indefinite-lived intangible assets are impaired, the fair value of the indefinite-lived intangible assets is compared with the carrying amount and impairment is recorded for any excess of the carrying amount over the fair value of the indefinite-lived intangible assets. The Company performed an annual evaluation of its indefinite-lived intangible assets for impairment as of August 31, 2024 with a quantitative analysis. The estimated fair value of the KIO-201 assets was less than their carrying value due to the strategic decision to cease all future development or partnership leading to commercialization. Accordingly, we recognized an impairment loss of $2.0 million. As of December 31, 2024, we also performed a qualitative update analysis for impairment and based on this analysis, the fair value of these products was greater than their carrying value resulting in no additional impairment. We considered the development progress and timelines for its programs and noted no qualitative factors that would indicate potential impairment of its indefinite-lived intangible assets.
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

•fees paid to contract manufacturing organizations in connection with non-clinical development, preclinical research, and the production of clinical study materials; and
•professional service fees for consulting and related services.
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

Income Taxes
During the fourth quarter of 2024, we recorded an adjustment to its income tax provision based on new information obtained from the completion of complex tax analyses, specifically a Section 382 study to assess the availability of historical net operating losses (NOLs) and a transfer pricing analysis. These analyses provided additional insight into our tax position and were necessary to accurately determine the tax liability.
Under Accounting Standards Codification (ASC) 250, Accounting Changes and Error Corrections, changes in accounting estimates are accounted for prospectively. As the adjustment resulted from new information that was not reasonably knowable at prior reporting dates and required specialized technical expertise, we have determined that the change constitutes a change in estimate rather than a correction of an error.
As a result, we recognized an increase in our tax liability of $2.3 million in the fourth quarter of 2024. This change in estimate is reflected in our consolidated financial statements for the year ended December 31, 2024.
Recent Accounting Pronouncements
Refer to Note 1. Business, Presentation and Recent Accounting Pronouncements, in the Notes to the audited consolidated financial statements of Part IV, Item 15. Exhibits, Financial Statement Schedules of this Annual Report on Form 10-K for detailed information regarding the status of recently issued accounting pronouncements.
Other Information
Net Operating Loss Carryforwards
As of December 31, 2024, we had federal net operating loss carryforwards of approximately $31.7 million and no state operating loss carryforwards, to offset future federal and state taxable income. Federal NOL carryforwards generated during the years ended December 31, 2018 and forward totaling $31.7 million will carry forward indefinitely, but their utilization will be limited to 80% of taxable income. We had foreign net operating loss carryforwards of $12.8 million as of December 31, 2024, which can be carried forward indefinitely.
The net operating loss and tax credit carryforwards are subject to review by the Internal Revenue Service in accordance with the provisions of Section 382 of the Internal Revenue Code. Under this Internal Revenue Code section, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of more than 50% within a three-year period.
In 2024, we had a formal section 382 analysis performed. The analysis determined that ownership changes (under the definition of Section 382) occurred in multiple years. The base limitation calculated for these changes ranged from $170,643 to $494,650. In addition to the annual NOL limitation, we had a Net Unrealized Built-In Loss (NUBIL) on the date of the ownership changes in multiple years. The total NUBIL was $17,519,701. As a result of the NUBIL, we adjusted our Federal NOL carryforwards for the 2018 through 2022 tax years down by a total of $9,126,676 in total with the filing of our 2023 tax return. Additionally, $3,146,111 of the NUBIL was recognized as an unfavorable book to tax adjustment during the 2023 tax year. The remaining NUBIL will be recognized in tax years 2024 and 2025.
The NUBIL results in additional future tax deductions (“recognized built in losses” or “RBIL”), which would be treated as pre-change losses and subject to the 382 limitation if recognized during the 5-year statutory recognition period. The total amount of RBILs limited by Section 382 is $17,519,701 and the annual allowance is $170,643 (relating to the 2018 change for RBILs incurred through the 2022 change) and $178,445 (for RBILS incurred after 2022) per year, therefore the availability of the RBILs will take many years, at which point we will be able to start using the NOLs that have not yet expired.
Due to the annual limitations calculated during the analysis, it has been determined that all federal and state net operating losses that do not have an unlimited carryforward period will expire unused. Additionally, all federal and state R&D credits will also expire unused. As a result, we are writing down our’ federal and state NOLs by

$46,054,630 and $54,655,301, respectively and our federal and state R&D credit carryforwards by $2,549,084 and $447,490, respectively. This is reflected in the 2024 tax provision.
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
Results of Operations
Comparison of Years Ended December 31, 2024 and 2023
The following table summarizes the results of our operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
Revenue:
Collaboration Revenue	$16,000,000	$—	$16,000,000
Grant Revenue	20,000	—	20,000
Total Revenue	16,020,000	—	16,020,000
Operating Expenses:
General and Administrative	$5,542,324	$4,663,146	$879,178
Research and Development	7,842,207	4,027,037	3,815,170
Collaboration Credit	(2,945,350)	—	(2,945,350)
In-Process R&D Impairment	2,008,000	1,904,314	103,686
Change in Fair Value of Contingent Consideration	(937,469)	1,992,399	(2,929,868)
Total Operating Expenses	11,509,712	12,586,896	(1,077,184)
Operating Income (Loss) Before Other Income	4,510,288	(12,586,896)	17,097,184
Total Other Income, Net	1,149,450	163,319	986,131
Income (Loss) Before Income Tax Expense	5,659,738	(12,423,577)	18,083,315
Income Tax Expense	(2,065,005)	(90,319)	(1,974,686)
Net Income (Loss)	$3,594,733	$(12,513,896)	$16,108,629
Revenue
The increase of $16.0 million was attributable to the revenue recognized from the up-front payment pursuant the strategic development and commercialization agreement with TOI and from a grant from the Choroideremia Research Foundation.
General and Administrative Expenses
The increase of $0.9 million was driven by an increase in personnel related costs of $0.5 million related to market adjustments and higher bonus expenses. Additionally, professional fees increased by $0.4 million due to expanded social media and investor relations services. Franchise taxes increased by $0.2 million, offset by a reduction in D&O insurance premiums of $0.2 million and reduced rent expense costs of $50 thousand related to closure of the Salt Lake City location.

Research and Development Expenses
The increase of $3.8 million was primarily due to increased spending on preclinical, CMC and clinical trial related activities for KIO-301 of $1.8 million, preclinical and CMC activities related to KIO-104 of $0.7 million, travel and research consulting costs of $0.2 million, and increased personnel costs related to compensation and other benefits of $0.2 million. These costs were partially offset by a net reduction in expenses of $1.2 million resulting from a decrease in research tax credits expected from Australian and Austrian government programs of $1.8 million and an increase in expense reimbursement related to the strategic development and commercialization agreement with TOI of $2.9 million, reduced preclinical development and CMC costs for KIO-101 of $0.8 million and KIO-201 of $38 thousand.
In-Process R&D Impairment
In-Process R&D impairment increased by $0.1 million due to the full impairment of KIO-201. This resulted from a strategic Board-approved decision to stop pursuing partnership opportunities for this program which we had been pursuing since August 2023.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration decreased $(0.9) million. The change in fair value of contingent consideration is primarily due to the full impairment of KIO-201 resulting in a reduction of future potential Jade milestone payments.
Other Income (Expense), Net
Other income (expense) increased by $1.0 million primarily due to increased net interest income and accrued interest amortization of approximately $1.2 million resulting from funds raised in the first quarter of 2024 offset by the write off of an intangible asset related to the SentrX Agreement of $0.1 million and unrealized losses related to foreign currency activity of $0.1 million.
Income Tax Expense
Income tax expense increased by $2.0 million as a result of foreign and domestic pre-tax income during 2024 resulting primarily from the up-front payment pursuant the strategic development and commercialization agreement with TOI.
Research and Development Expenses by Program
The following table summarizes our research and development expenses by program:

	Year Ended December 31,
	2024	2023	Change
Research and Development Expenses by Program
KIO-101	$25,456	$797,876	$(772,420)
KIO-104	671,739	—	671,739
KIO-201	30,875	68,840	(37,965)
KIO-301	3,836,105	1,990,202	1,845,903
Unallocated Research and Development Expenses
Personnel	2,562,417	2,372,040	190,377
R&D Tax Expense (Credit)	17,894	(1,736,398)	1,754,292
Other Research	697,721	534,477	163,244
Total Research and Development Expenses	$7,842,207	$4,027,037	$3,815,170

Liquidity and Capital Resources
Since becoming a public company in 2015, we have financed our operations from several registered offerings and private placements of our securities, payments from license agreements, and U.S. and foreign government grants. From inception through December 31, 2024, we have raised a total of approximately $148.7 million from such sales of our equity and debt securities, both as a public company and prior to our initial public offering, as well as approximately $31.1 million in payments received under our license agreements and government grants, $0.3 million received pursuant to the loan under the Paycheck Protection Plan, which was fully forgiven in April 2021, and $3.4 million received in R&D tax credits.
In January 2024, we entered into a License Agreement with TOI, whereby we received an up-front payment of $16 million and will become eligible to receive up to $285 million upon achievement of pre-specified clinical development, regulatory and commercial milestones and tiered royalties of up to low 20% on net sales; and reimbursement of all KIO-301 research and development expenses moving forward from the date of the execution of the License Agreement.
At December 31, 2024, we had unrestricted Cash and cash equivalents of approximately $3.8 million, short-term investments of $23.0 million and an accumulated deficit of $143.4 million. Prior to the License Agreement with TOI in 2024, we had incurred losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash and short-term investments on hand at December 31, 2024, we anticipate having sufficient cash to fund planned operations into 2027 and do not currently anticipate an immediate need to raise additional capital to fund operations.
Comparison of Years Ended December 31, 2024 and 2023
The following table sets forth the primary sources and uses of cash for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Net Cash Provided by/(Used in) Operating Activities	$8,559,115	(9,556,951)
Net Cash Used in Investing Activities	(22,662,611)	—
Net Cash Provided by Financing Activities	15,498,155	5,966,066
Operating Activities
During the year ended December 31, 2024, we recorded net income of $3.6 million and adjusted primarily for non-cash expense for stock-based compensation in the amount of $0.7 million, a decrease in the change in fair value of contingent consideration of $0.9 million, an increase of $2.0 million due to an impairment of in-process R&D, an increase in prepaid expenses and other assets of $1.8 million, decreases in accounts payable of $0.2 million and accrued expenses of $3.3 million, which was partially offset by a decrease in tax credits receivable of $1.6 million. During the year ended December 31, 2023, we recorded a net loss of $12.5 million and adjusted primarily for non-cash expense for stock-based compensation in the amount of $0.8 million, an increase in the change in fair value of contingent consideration of $2.0 million, an increase of $1.9 million due to an impairment of in-process R&D, decreases in accounts payable of $0.8 million and accrued expenses of $0.5 million, which was partially offset by an increase in tax credits receivable of $0.5 million.
Investing Activities
During the year ended December 31, 2024, there was $22.7 million net cash used in investing activities related to the purchase and maturity of short-term investments. During the year ended December 31, 2023, there was no net cash provided by investing activities.

Financing Activities
During the year ended December 31, 2024, we received net proceeds of $1.7 million from the exercise of warrants, and $15.0 million from the completion of a private placement. During the year ended December 31, 2023, we received net proceeds of $5.6 million from the completion of a public offering, net proceeds of $0.4 million from equity line of credit purchases, $0.3 million from the exercise of warrants, and $0.1 million from the completion of a private placement.
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
•establish a sales and marketing infrastructure to commercialize our KIO-104 product, if approved; and
•seek partnerships for our KIO-101 product to continue our development activities;
•add operational, financial, and management information systems and personnel, including personnel to support our product development and future commercialization efforts.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, including our KIO-301 (outside of the territory already partnered with TOI), KIO-101, and KIO-104 products, on terms that may not be favorable to us. We have currently paused development work on KIO-101 and are seeking partnership for any further development of those programs. For our active programs, if we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market KIO-301 outside of the territory already partnered with TOI and KIO-104 products, or any other products that we would otherwise prefer to develop and market ourselves.
Based on our cash on hand and short-term investments at December 31, 2024, we believe that we will have sufficient cash to fund planned operations into 2027. However, the acceleration or reduction of cash outflows by management can significantly impact the timing needed for raising additional capital to complete development of our products. To continue development, we will need to raise additional capital through debt and/or equity financing, grants and other arrangements. Although historically we have been successful at raising capital, additional capital may not be available on terms favorable to us, if at all. We do not know if our future offerings will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at December 31, 2024.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is contained in the consolidated financial statements filed as part of this Annual Report on Form 10-K are listed under Item 15 of Part IV below. Our independent registered public accounting firm is Haskell & White LLP, who are headquartered in Irvine, California, with a PCAOB ID Number 200.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.
In connection with this Annual Report, as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the Company's management, under the supervision of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design of effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation described above,with reasonable assurance, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures that support financial reporting were effective as of the period ended December 31, 2024.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded our internal control over financial reporting was effective as of December 31, 2024.
The scope of our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, includes all of our subsidiaries. As a smaller reporting company under Rule 405 of the Securities Act of 1933, as amended and a non-accelerated filer, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, Haskell & White LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2024.
Changes in Internal Control over Financial Accounting and Reporting
As of December 31, 2024 and as of the date of this report, there were no changes in our internal control over financial reporting identified in connection with management's evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2025 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2025 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2025 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2025 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2025 Annual Meeting of Stockholders.

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

3.6
Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed May 1, 2024 (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 1, 2024 and incorporated by reference thereto).

3.7
Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed June 6, 2024 (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 7, 2024).

3.8
Certificate of Ownership and Merger of the Registrant, filed November 5, 2021 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 26, 2020 and incorporated by reference thereto).

3.9	Third Amended and Restated By-laws of the Registrant (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 4, 2022 and incorporated by reference thereto).

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

3.14
Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 26, 2022 and incorporated by reference thereto).

3.15
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

4.3
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

4.6	Form of Placement Agent Warrant, dated August 11, 2021 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 10, 2021 and incorporated by reference thereto).

4.7	Form of Class B Warrant (previously filed as an exhibit to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed on July 21, 2022 and incorporated by reference thereto)

4.8
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

4.10
Form of Class C Common Stock Purchase Warrant (previously filed as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on June 1, 2023 and incorporated by reference thereto).

4.11
Warrant Agency Agreement, dated June 6, 2023, between the Registrant and VStock Transfer, LLC (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 6, 2023 and incorporated by reference thereto).

4.12	Form of Tranche A Warrant (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 1, 2024 and incorporated by reference thereto).

4.13	Form of Tranche B Warrant (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 1, 2024 and incorporated by reference thereto).

4.14	Form of Pre-Funded Warrant (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 1, 2024 and incorporated by reference thereto).

10.1#	2005 Equity Incentive Plan, as amended (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on July 30, 2014 and incorporated by reference thereto).

10.2#	2014 Equity Incentive Plan, as amended (previously filed as an exhibit to the Registrant’s definitive proxy statement on Schedule 14A filed on July 21, 2023 and incorporated by reference thereto).

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

10.12††
Patent and Know How Assignment Agreement, dated as of July 2, 2013, by and between Panoptes Pharma Ges.m.b.H and 4SC Discovery GmbH (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 25, 2021 and incorporated by reference thereto).

10.13††
Patent License Agreement, dated as of July 2, 2013, by and between Panoptes Pharma Ges.m.b.H. and 4SC Discovery GmbH (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 25, 2021 and incorporated by reference thereto).

10.14#
Employment Agreement, dated as of July 22, 2021, by and between the Registrant and Brian M. Strem (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 26, 2021 and incorporated by reference thereto).

10.15††
First Amendment to Intellectual Property License Agreement, dated as of June 12, 2023, between Kiora Pharmaceuticals, Inc. and Sentrx Animal Care, Inc. (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 15, 2023 and incorporated by reference thereto).

10.16††
Exclusive License Agreement, dated as of June 12, 2023, between Kiora Pharmaceuticals, Inc. and Sentrx Animal Care, Inc. (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 15, 2023 and incorporated by reference thereto).

10.17††
License Agreement, dated as of May 1, 2020, between Bayon Therapeutics, Inc. and the Regents of the University of California (previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2023 and incorporated by reference thereto).

10.18††
First Amendment to License Agreement, dated as of November 5, 2023, between Bayon Therapeutics, Inc. and the Regents of the University of California (previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2023 and incorporated by reference thereto).

10.19††
Exclusive License and Development Agreement, dated as of January 25, 2024, by and between the Registrant and Théa Open Innovation SAS (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 31, 2024 and incorporated by reference thereto).

10.20†††
Form of Securities Purchase Agreement, dated as of January 31, 2024, by and between the Registrant and the purchasers named therein (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 1, 2024 and incorporated by reference thereto).

10.21
Employment Agreement by and between Kiora Pharmaceuticals, Inc. and Eric J. Daniels, dated as of January 10, 2025 (previously filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 15, 2025 and incorporated by reference thereto).

10.22
Employment Agreement by and between Kiora Pharmaceuticals, Inc. and Melissa Tosca, dated as of January 10, 2025 (previously filed as exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 15, 2025 and incorporated by reference thereto).

14.1	Code of Ethics and Business Conduct.

16.1
Letter from EisnerAmper LLP regarding change in certifying accountant (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 30, 2023 and incorporated by reference thereto).

19.1*	Insider Trading Policy

21.1	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Kiora Pharmaceuticals, Inc. Clawback Policy

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kiora Pharmaceuticals, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter
The critical audit matters communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

In-Process Research and Development - Impairment Analysis
Description of the Critical Audit Matter
As of December 31, 2024 and 2023, the Company had in-process research and development assets of approximately $6.7 million and $8.7 million, respectively. As described in Note 2 to the consolidated financial statements, the Company performs an impairment test of these items annually and whenever events or changes in circumstances indicate that the carrying value of the in-process research and development assets exceeds their respective fair values. The Company performed its most recent annual impairment test of these assets in the third quarter of 2024. The Company’s impairment test involves comparing the carrying value of the in-process research and development assets to their estimated fair values. The Company recognized an impairment of $2.0 million during the year ended December 31, 2024 as a result of the annual impairment test.

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

How the Critical Audit Matter Was Addressed in the Audit
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding of the development status and development plan for each asset. We also obtained an understanding of management's impairment testing process, which includes management's engagement of a third-party valuation expert and the identification of key inputs and assumptions to the fair value model. We assessed the knowledge, skill and ability of the third-party expert and evaluated the sufficiency and appropriateness of the audit evidence supporting key inputs and assumptions to the fair value model. We also utilized a valuation specialist with specialized skills and knowledge in evaluating the reasonableness of the Company’s methodology for estimating fair value and evaluating the appropriateness of discount rates used by management in the fair value model. We performed independent mathematical accuracy tests of the Company’s fair value model.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2023.
Irvine, California
March 25, 2025

KIORA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,792,322	$2,454,684
Short-Term Investments	22,999,760	—
Prepaid Expenses and Other Current Assets	2,042,487	233,382
Collaboration Receivables	601,197	—
Tax Receivables	270,246	2,049,965
Total Current Assets	29,706,012	4,738,031
Non-Current Assets:
Property and Equipment, Net	5,232	8,065
Restricted Cash	4,057	4,267
Intangible Assets and In-Process R&D, Net	6,687,100	8,813,850
Operating Lease Assets with Right-of-Use	57,170	106,890
Other Assets	24,913	40,767
Total Assets	$36,484,484	$13,711,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$415,590	$206,260
Accrued Expenses	4,588,657	1,380,666
Accrued Collaboration Credit	981,111	—
Operating Lease Liabilities	23,355	47,069
Total Current Liabilities	6,008,713	1,633,995
Non-Current Liabilities:
Contingent Consideration	4,191,490	5,128,959
Deferred Tax Liability	490,690	779,440
Non-Current Operating Lease Liabilities	33,815	59,822
Total Non-Current Liabilities	4,715,995	5,968,221
Total Liabilities	10,724,708	7,602,216

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized at December 31, 2024 and 2023; 3,750 designated Series A, 0 shares issued and outstanding at December 31, 2024 and 2023; 10,000 designated Series B, 0 shares issued and outstanding at December 31, 2024 and 2023; 10,000 shares designated Series C, 0 shares issued and outstanding at December 31, 2024 and 2023; 20,000 shares designated Series D, 7 shares issued and outstanding at December 31, 2024 and 2023; 1,280 shares designated Series E, 0 shares issued and outstanding at December 31, 2024 and 2023; 3,908 shares designated Series F, 420 shares issued and outstanding at December 31, 2024 and 2023
	4	4
Common Stock, $0.01 Par Value: 150,000,000 and 50,000,000 shares authorized at December 31, 2024 and 2023, respectively; 3,000,788 and 856,182 shares issued and outstanding at December 31, 2024 and 2023, respectively	267,679	77,078
Additional Paid-In Capital	169,156,374	153,192,228
Accumulated Deficit	(143,382,122)	(146,976,855)
Accumulated Other Comprehensive Loss	(282,159)	(182,801)
Total Stockholders’ Equity	25,759,776	6,109,654
Total Liabilities and Stockholders’ Equity	$36,484,484	$13,711,870
See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023
Revenue:
Collaboration Revenue	$16,000,000	$—
Grant Revenue	20,000	—
Total Revenue	16,020,000	—
Operating Expenses:
General and Administrative	$5,542,324	$4,663,146
Research and Development	7,842,207	4,027,037
Collaboration Credit	(2,945,350)	—
In-Process R&D Impairment	2,008,000	1,904,314
Change in Fair Value of Contingent Consideration	(937,469)	1,992,399
Total Operating Expenses	11,509,712	12,586,896
Operating Income (Loss) Before Other Income	4,510,288	(12,586,896)
Other Income (Expense), Net:
Impairment of Intangible Assets	(104,167)	—
Loss on Disposal of Fixed Assets	(3,859)	(28,379)
Interest Income	1,252,849	173,989
Interest Expense	(21,446)	(11,132)
Other Income, Net	26,073	28,841
Total Other Income, Net	1,149,450	163,319
Income (Loss) Before Income Tax Expense	5,659,738	(12,423,577)
Income Tax Expense	(2,065,005)	(90,319)
Net Income (Loss)	3,594,733	(12,513,896)
Deemed Dividends from Warrant Reset Provision	—	(530,985)
Net Income (Loss) Attributable to Common Shareholders	$3,594,733	$(13,044,881)
Net Income (Loss) per Common Share - Basic	$0.93	$(24.25)
Weighted Average Shares Outstanding - Basic	3,872,644	538,007
Net Income (Loss) per Common Share - Diluted	$0.87	$(24.25)
Weighted Average Shares Outstanding - Diluted	4,125,075	538,007

Other Comprehensive Income (Loss):
Net Income (Loss)	$3,594,733	$(12,513,896)
Unrealized Gain on Marketable Securities	29,719	—
Foreign Currency Translation Adjustments	(129,077)	(60)
Comprehensive Income (Loss)	$3,495,375	$(12,513,956)

See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Year Ended December 31, 2024

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2023	427	$4	856,182	$77,078	$153,192,228	$(146,976,855)	$(182,801)	$6,109,654

Stock-Based Compensation	—	—	—	—	656,593	—	—	656,593

Issuance of Common Stock and Warrants from Private Placement, Net of Offering Costs of $1.2 million	—	—	1,755,556	158,000	13,650,816	—	—	13,808,816

Issuance of Common Stock from Warrant Exercises	—	—	358,831	32,295	1,657,043	—	—	1,689,338

Adjustments Due to the Rounding Impact from the Reverse Stock Split for Fractional Shares	—	—	(385)			—	—	—

Issuance of Common Stock from Restricted Stock Awards	—	—	30,604	306	(306)	—	—	—

Unrealized Gain on Marketable Securities	—	—	—	—	—	—	29,719	29,719

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(129,077)	(129,077)

Net Income	—	—	—	—	—	3,594,733	—	3,594,733

Balance at December 31, 2024	427	$4	3,000,788	$267,679	$169,156,374	$(143,382,122)	$(282,159)	$25,759,776

See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Year Ended December 31, 2023

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2022	7	$—	199,608	$17,986	$146,035,314	$(134,462,959)	$(182,741)	11,407,600

Stock-Based Compensation	—	—	—	—	754,944	—	—	754,944

Issuance of Common Stock from Public Offering, Net of Offering Costs of $729,038	3,908	39	244,181	21,976	5,573,947	—	—	5,595,962

Issuance of Common Stock from Private Placement, Net of Offering Costs of $84,285	0	—	5,866	528	115,187	—	—	115,715

Issuance of Common Stock from ELOC Purchases	—	—	13,889	1,250	441,060	—	—	442,310

Issuance of Shares of Common Stock from Warrant Exercises	—	—	7,378	664	306,415	—	—	307,079

Conversion of Series F Preferred Stock into Common Stock	(3,488)	(35)	352,288	31,706	(31,671)	—	—	—

Issuance of Common Stock from Restricted Stock Awards	—	—	32,972	2,968	(2,968)	—	—	—

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(60)	(60)

Net Loss	—	—	—	—	—	(12,513,896)	—	(12,513,896)

Balance December 31, 2023	427	$4	856,182	$77,078	$153,192,228	$(146,976,855)	$(182,801)	$6,109,654

See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Operating Activities
Net Income (Loss)	$3,594,733	$(12,513,896)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Closure of EyeGate Pharma S.A.S. Subsidiary	—	(53,882)
Depreciation and Amortization of Intangible Assets	19,205	51,798
Impairment of Intangible Assets	104,167	—
Reduction of Right-of-Use Assets	46,500	10,626
Stock-Based Compensation	656,593	754,944
Impairment of In-Process R&D	2,008,000	1,904,314
Change in Fair Value of Contingent Consideration	(937,469)	1,992,399
Accretion of Discount on Marketable Securities	(283,474)	—
Change in Accrued Interest on Marketable Securities	(25,811)	—
Net Realized Gain on Marketable Securities	(4,519)	—
Change in Unrealized Gain on Cash Equivalents	119	—
Deferred Taxes	(288,750)	90,319
Loss on Disposal of Assets	3,760	28,379
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	(1,823,897)	885
Collaboration Receivable	(601,197)	—
Tax and Other Receivables	1,634,464	(548,109)
Other Assets	15,231	(7,583)
Accounts Payable	226,119	(808,016)
Accrued Expenses	3,280,730	(459,713)
Accrued Collaboration Credit	981,111	—
Operating Lease Liabilities	(46,500)	584
Net Cash Provided by (Used in) Operating Activities	8,559,115	(9,556,951)
Investing Activities:
Purchases of Property and Equipment	(6,256)	—
Purchases of Marketable Securities	(35,632,375)	—
Sales of Marketable Securities	1,338,256	—
Maturities of Marketable Securities	11,637,764	—
Net Cash Used in Investing Activities	(22,662,611)	—
Financing Activities:
Gross Proceeds from Public Offering	—	6,325,000
Issuance Costs for Public Offering	—	(729,038)
Gross Proceeds from Private Placement	14,998,865	200,000
Issuance Costs for Private Placement	(1,190,049)	(84,285)
Proceeds from the Issuance of ELOC Purchases	—	442,310
Exercise of Warrants	1,689,339	307,079
Payment of Contingent Consideration	—	(495,000)
Net Cash Provided by Financing Activities	15,498,155	5,966,066
Effect of Exchange Rate Changes on Cash	(57,231)	36,020
Net Increase (Decrease) in Cash and Cash Equivalents	1,337,428	(3,554,865)
Cash and Cash Equivalents, Including Restricted Cash, Beginning of Year	2,458,951	6,013,816
Cash and Cash Equivalents, Including Restricted Cash, End of Year	$3,796,379	$2,458,951
Supplemental Disclosures of Noncash Operating and Financing Activities:
Conversion of Series F Preferred Stock into Common Stock	$—	$31,706
Creation of Right-of-Use Assets and Related Lease Liabilities	$—	$114,747
Grant of Restricted Stock Awards	$306	$2,701

See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
KIO-301 is a product candidate with an initial focus on patients with later stages of disease progression due to Retinitis Pigmentosa (any and all sub-forms). KIO-301 is a potential vision-restoring small molecule that acts as a “photoswitch” specifically designed to restore vision in patients with inherited and age-related degenerative retinal diseases. The molecule is specifically designed to restore the eyes’ ability to perceive and interpret light in visually impaired patients. It selectively enters viable downstream retinal ganglion cells (no longer receiving electrical input due to degenerated rods and cones) and is intended to turn them into light sensing cells, capable of signaling the brain as to the presence or absence of light. On March 17, 2022, the Company was granted Orphan Drug Designation from the U.S. FDA for the Active Pharmaceutical Ingredient (“API”) in KIO-301. The Company initiated a Phase 1b clinical trial in the third quarter of 2022 and completed the last patient dosing of the initial trial in September 2023 with topline results announced in November 2023. In January 2024, the Company entered into a strategic development and commercialization agreement ("License Agreement") with Théa Open Innovation ("TOI"), a sister company of the global ophthalmic specialty company Laboratoires Théa ("Théa"). Under the agreement, Kiora granted TOI exclusive worldwide development and commercialization rights, excluding Asia, to KIO-301 for the treatment of degenerative retinal diseases. In exchange, Kiora received an up-front payment of $16 million; will be eligible to receive up to $285 million upon achievement of pre-specified clinical development, regulatory and commercial milestones; tiered royalties of up to low 20% on net sales; and reimbursement of all KIO-301 research and development expenses moving forward from the date of the execution of the License Agreement. In July 2024, the Company was granted Orphan Medicinal Product Designation by the European Medicines Agency for KIO-301 for the treatment of non-syndromic, rod-dominant retinal dystrophies, which includes diseases like retinitis pigmentosa, choroideremia, Stargardt disease and others. In September 2024, the European Medicines Agency expanded the Orphan Medicinal Product Designation to also include syndromic, rod-dominant retinal dystrophies that includes diseases like Usher's syndrome, which has non-ocular aspects of diseases in addition to retinal involvement. In October 2024, the Company, in collaboration with its partner TOI, announced that it received regulatory approval to initiate a Phase 2 clinical trial to investigate KIO-301 for vision restoration in patients with retinitis pigmentosa. The ABACUS-2 trial is expected be a 36 patient, multi-center, double-masked, randomized, controlled, multiple dose study enrolling patients with ultra-low vision or no light perception regardless of their underlying gene mutation associated with retinitis pigmentosa. Dosing of the first patient with KIO-301 is expected to begin in the first half of 2025 following validation of novel functional vision endpoints. These functional assessments may serve as approvable primary endpoints in subsequent registration studies in the United States, Europe and other major regions. KIO-301 (formerly known as B-203) was acquired through the Bayon Therapeutics, Inc. (“Bayon”) transaction which closed October 21, 2021.
KIO-104 is a product candidate focused on patients with retinal inflammation due to diseases including Diabetic Macular Edema, Posterior Non-Infectious Uveitis and others. KIO-104 is a next-generation, non-steroidal, immunomodulatory and small-molecule inhibitor of Dihydroorotate Dehydrogenase (“DHODH”) with what the Company believes to be best-in-class picomolar potency and a validated immune modulating mechanism designed to overcome the off-target side effects and safety issues associated with commercially available DHODH inhibitors. Clinical proof-of-concept of the potential for the active pharmaceutical ingredient in KIO-104 has been demonstrated in multiple non-clinical and clinical studies. This includes a first-in-human, open-label, Phase 1 clinical trial, which investigated the use of KIO-104 for treating Posterior Non-Infectious Uveitis.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Results, which were reported in October 2022, showed that a single intravitreal injection of KIO-104 decreased intraocular inflammation in a dose-dependent fashion, and improved visual acuity significantly during the duration of the study. Further, KIO-104 reduced macular edema (swelling) which if unchecked, can lead to permanent vision loss. The drug was well tolerated, with no serious side effects on intraocular tissues or other serious adverse events observed. The Company received approval to initiate a Phase 2 clinical trial of KIO-104 in patients with retinal inflammation and expects to initiate enrollment in the first half of 2025. KIO-104 (formerly known as PP-001 and containing the same Active Pharmaceutical Ingredient as KIO-101) was acquired through the acquisition of Panoptes Pharma Ges.m.b.H (“Panoptes”) in the fourth quarter of 2020.
In addition, the Company has one anterior segment asset, KIO-101 for patients with Ocular Presentation of Rheumatoid Arthritis. KIO-101 is an eye drop formulation containing the same Active Pharmaceutical Ingredient as KIO-104. The Company reported data from a Phase 1b proof-of-concept ("POC") study evaluating KIO-101 in patients with ocular surface inflammation in Q4 2021. The Company is seeking a partner to complete the development and potential commercialization of this program.
Since its inception, Kiora has devoted substantially all of its efforts to business planning, research and development, and raising capital.
Liquidity and Capital Resources
At December 31, 2024, the Company had unrestricted Cash and Cash Equivalents of $3.8 million, Short-Term Investments of $23.0 million and an Accumulated Deficit of $143.4 million. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. However, Management believes that the Company's capital resources as of December 31, 2024 will be sufficient to fund the Company's planned operations into 2027.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
Adoption of Accounting Standards
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires a company to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker (CODM). The standard is effective for us beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. The adoption of ASU 2023-07 did not have a material effect on the Company (see Note 14).
Accounting Standards Pending Adoption
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance in ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense captions. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, ASU 2024-03 may be applied prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2024-03 may have on its disclosures in its consolidated financial statements.
In December 2023, the FASB also issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for us beginning in fiscal year 2025, with early adoption permitted. We do not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2023-09 on the consolidated financial statements and related disclosures.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
Foreign Currency Translation
Operations of Kiora GmbH are conducted in euros, which represent its functional currency. Operations of Kiora Pty are conducted in Australian dollars, which represent its functional currency. Balance sheet accounts of such subsidiaries were translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income statement accounts were translated to the average rate of exchange prevailing during the period. Translation adjustments resulting from this process, are included in accumulated other comprehensive loss on the Consolidated Balance Sheets and a component of other comprehensive income (loss) on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of 90 days or less when acquired that are not restricted as to withdrawal, to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. The Company invests its cash in either U.S. government or treasury money market funds with maturities of 90 days or less.
Restricted Cash
At December 31, 2024 and 2023, the Company has classified $4.1 thousand and $4.3 thousand as restricted cash, respectively. Non-current restricted cash consists of deposits with financial institutions for corporate credit cards.
Short-Term Investments
Short-term investments primarily consist of treasuries, corporate debt securities, and government and agency securities. The Company has classified these investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying audited consolidated balance sheets. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a component of stockholders' equity until realized.
Allowance for Credit Losses
For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery,

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive income (loss) on the consolidated balance sheets.
The Company excludes the applicable accrued interest from both the fair value and amortized cost basis of available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on investment securities is recorded within prepaid expenses and other current assets on the consolidated balance sheets. The Company’s accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which is considered to be in the period in which it is determined the accrued interest will not be collected.
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
Impairment of Long-Lived Assets
The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of and considers whether long-lived assets held for use have been impaired whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable, or that the period of their recovery may have changed. Management makes significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity in order to test for impairment. Management reports those long-lived assets to be disposed of and assets held for sale at the lower of carrying amount or fair value less cost to sell. Based on current facts, estimates and assumptions, management believes that no assets are impaired at December 31, 2024. There is no assurance that management’s estimates and assumptions will not change in future periods.
Revenue Recognition
In accordance with FASB’s Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

In a contract with multiple performance obligations, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each distinct performance obligation which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price(s) may include estimates regarding forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. The Company evaluates each performance obligation to determine if it can be satisfied at a point in time or over time. Any change made to estimated progress towards completion of a performance obligation and, therefore, revenue recognized will be recorded as a change in estimate. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.
Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s balance sheet. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as the current portion of deferred revenue. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as deferred revenue, net of current portion. As of December 31, 2024 and 2023, the Company did not have a deferred revenue balance.
Collaboration Revenue
If a license to the Company's intellectual property is determined to be distinct from the other performance obligations identified in a contract, the Company recognizes revenues from the transaction price allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from the allocated transaction price. The Company evaluates the measure of progress at each reporting period and, if necessary, adjusts the measure of performance and related revenue or expense recognition as a change in estimate.
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
In January 2024, the Company entered into a strategic development and commercialization agreement ("License Agreement") with Théa Open Innovation ("TOI"), a sister company of the global ophthalmic specialty company Laboratoires Théa ("Théa"). Under the agreement, the Company granted TOI exclusive worldwide development and commercialization rights, excluding certain countries in Asia, to KIO-301 for the treatment of degenerative retinal diseases (the "License"). The Company concluded that the Licensing Agreement contains one material performance obligation, the License. The transaction price includes the up-front, non-refundable payment of $16.0 million (the "License Access Fee"). The Company did not include any development or

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

regulatory milestones in the transaction price because it is probable that changes in the estimate of receiving those milestones would result in significant reversals of cumulative revenue in future periods, due to the inherent risks and uncertainties in the drug development process. The sales-based milestones and royalties are not included in the transaction price per ASC 606-10-32-11 and ASC 606-10-55-65. There is no financing component in the License Agreement.
The initial transaction price will be allocated to the one performance obligation identified (i.e., the License), which was transferred to TOI at the execution of the License Agreement and the entire $16.0 million transaction price was recognized in the first quarter of 2024 upon the satisfaction of the license performance obligation. Variable components of consideration related to development and regulatory milestones, commercial milestones, and royalties will be allocated to the transaction price if and when they occur. When it is probable that including milestones in the transaction price will not result in significant reversals of cumulative revenue in future periods, the Company will recognize the revenue for the milestones immediately since the license performance obligation to which the milestones relate has already been fully satisfied when the change in estimate of the variable consideration occurs. Since the reimbursement for the development activities clearly relates to those activities and are accounted for under ASC 808, the Company will recognize those amounts that are due from TOI as contra-R&D expense.
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
See Note 12 to the Consolidated Financial Statements for additional information.
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
In-Process Research and Development
The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project as an indefinite-lived intangible asset and evaluates this asset annually for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. The Company performed an annual evaluation of its indefinite-lived intangible assets for impairment as of August 31, 2024 and 2023 with a quantitative analysis. In connection with its analysis, the Company recognized an impairment of $2.0 million and $1.9 million as of August 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023 the Company also performed a qualitative update analysis for impairment and based on this analysis, the fair

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

value of these products was greater than their carrying value. The Company considered the progress and development timelines for its programs and noted no qualitative factors that would indicate potential impairment of its indefinite-lived intangible assets. At December 31, 2024 and 2023, there is $6.7 million and $8.7 million, respectively, of in-process R&D as part of intangible assets and in-process R&D, net on the Consolidated Balance Sheets.
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
Business Segment and Geographical Information
The Company identifies operating segments as components of the enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as fully integrated and operating in one business segment and three geographic areas. The Company's singular focus is developing innovative ophthalmic pharmaceutical products.
Income Taxes
During the fourth quarter of 2024, the Company recorded an adjustment to its income tax provision based on new information obtained from the completion of complex tax analyses, specifically a Section 382 study to assess the availability of historical net operating losses (NOLs) and a transfer pricing analysis. These analyses provided additional insight into the Company's tax position and were necessary to accurately determine the tax liability.
Under Accounting Standards Codification (ASC) 250, Accounting Changes and Error Corrections, changes in accounting estimates are accounted for prospectively. As the adjustment resulted from new information that was not reasonably knowable at prior reporting dates and required specialized technical expertise, the Company has determined that the change constitutes a change in estimate rather than a correction of an error.
As a result, the Company recognized an increase in its tax liability of $2.3 million in the fourth quarter of 2024. This change in estimate is reflected in the Company’s consolidated financial statements for the year ended December 31, 2024.
The Company will record a deferred income tax asset and liability for the expected future income tax consequences of events that have been recognized in the Company’s consolidated financial statements and income tax returns. The Company will record a deferred income tax asset and liability based on differences between the financial statement carrying, or “book”, amounts of assets and liabilities, and the tax bases of the assets and liabilities using the enacted income tax regulations in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred income tax asset will be recorded if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. As of December 31, 2024 and 2023, all of the Company’s net deferred income tax assets were subject to a full valuation allowance. For the years ended December 31, 2024 and 2023, the Company has income tax expense of $2.1 million and $0.1 million, respectively.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. As of December 31, 2024, the Company had no unrecognized uncertain income tax positions.
Warrants
The Company classifies warrants to purchase shares of its common stock as a liability on its Consolidated Balance Sheets when the warrant is a free-standing financial instrument that may require the Company to transfer cash consideration upon exercise and that cash transfer event would be out of the Company’s control. Such a “warrant liability” is initially recorded at fair value on date of grant using the Black-Scholes model, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in the fair value of the warrant are recognized as a component of other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company will adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant or meeting the requirements to be reclassified to equity.
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
Refunds for Research and Development
Kiora, through its Kiora GmbH and Kiora Pty Ltd. subsidiaries, is eligible to receive certain refundable tax incentives associated with its research and development expenses in Austria and Australia. These refunds are realized in the form of a cash payment when received, following the incurred research and development expenses. The Company records the refundable payment as a tax receivable and a reduction in expense in the period in which the research and development expenses are incurred. As of December 31, 2024 and 2023, the Company has a research and development tax receivable of $0.2 million and $1.9 million, respectively.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The foreign currency translation adjustments and the unrealized gain (loss) on marketable securities are the Company’s only components of other comprehensive income (loss).
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

for non-employee awards with graded vesting using the accelerated expense attribution method. The Company’s policy is to record forfeitures as they occur.
Net Income (Loss) per Share – Basic and Diluted
Basic and diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period, which, for basic net income (loss) per share, does not include the weighted-average unvested restricted common stock that has been issued but is subject to forfeiture of 46,697 shares for year ended December 31, 2024 and 25,493 shares for the year ended December 31, 2023.
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

	Year Ended December 31,
	2024	2023
Common Stock Warrants, Excluding Pre-funded Warrants	7,389,523	1,451,589
Employee Stock Options	161,303	90,327
Unvested Restricted Common Stock	46,697	25,486
Preferred Stock, as Converted into Common Stock	42,426	42,426
Common Stock Reserved for Future Issuance	450,815	20,400
Total Shares of Common Stock Issuable	8,090,764	1,630,228
Related-Party Transactions
During the year ended December 31, 2024, the Company did not enter into any significant related-party transactions. During the year ended December 31, 2023, in connection with the acquisition of Bayon Therapeutics, Inc., the Company issued $0.5 million in milestone payments to former shareholders of Bayon Therapeutics, Inc., including the Company's President and CEO and Chief Development Officer.
Fair Value Measurements
Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). As of December 31, 2024 and 2023, the carrying amounts of cash equivalents, short-term investments, receivables, accounts payable, and accrued liabilities approximated their fair values due to their relatively short maturities.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of December 31, 2024. There were no financial instruments measured at fair value as of December 31, 2023.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2024
Cash Equivalents:
Money Market Funds	$562,604	$562,604	$—	$—
US Treasury Securities	691,917	—	691,917	—
Total Cash Equivalents Measured at Fair Value	$1,254,521	$562,604	$691,917	$—

Short-term Investments:
US Treasury Securities	$92,314	$—	$92,314	$—
Government Agency Securities	18,540,550	—	18,540,550	—
Corporate Debt Securities	4,062,673	—	4,062,673	—
Asset Backed Securities	304,223	—	304,223	—
Total Short-term Investments Measured at Fair Value	$22,999,760	$—	$22,999,760	$—

Total Assets Measured at Fair Value	$24,254,281	$562,604	$23,691,677	$—
The Company's in-process R&D is measured at fair value on a nonrecurring basis using unobservable Level 3 inputs. As of December 31, 2024 and 2023, the in-process R&D balance was $6.7 million and $8.7 million, respectively.
In connection with historical acquisitions, additional consideration may be owed by the Company related to the achievement of certain milestones and such contingent consideration payments are required by U.S. GAAP to

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

be presented at fair value. The following table provides information for liabilities measured at fair value on a recurring basis using Level 3 inputs:

	December 31, 2024	December 31, 2023
Contingent Consideration:
Non-current	$4,191,490	$5,128,959
Total Contingent Consideration	$4,191,490	$5,128,959
3. Fair Value
Short-term Investments
The following table summarizes short-term investments as of December 31, 2024. There were no short-term investments as of December 31, 2023.

		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
US Treasuries	$92,273	$40	$—	$92,313
Government Agency Securities	18,517,164	28,008	(4,621)	18,540,551
Corporate Debt Securities	4,058,879	5,901	(2,107)	4,062,673
Asset Backed Securities	301,844	2,379	—	304,223
Total Short-term Investments	$22,970,160	$36,328	$(6,728)	$22,999,760
The following table summarizes the maturities of the Company's short-term investments at December 31, 2024:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,659,580	$21,688,074
Due in one to five years	1,310,580	1,311,686
Total Short-term Investments	$22,970,160	$22,999,760
The following table shows the Company's available-for-sale investments' gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, at December 31, 2024:

	Less than 12 months
	Count	Fair Value	Unrealized Losses
Government Agency Securities	4	$3,369,962	$(4,621)
Corporate Debt Securities	9	801,149	(2,107)
Total	13	$4,171,111	$(6,728)
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Company will sell these investments before recovery of their amortized cost basis. As such, the Company has classified these losses as temporary in nature.
Contingent Consideration
Each period the Company revalues its contingent consideration obligations associated with business acquisitions to their fair value. The estimate of the fair value of contingent consideration is determined by applying probability of success, discount rate, and updated timing of the payment. The outstanding payments relate to obligation from acquisitions made by the Company. Below is the list of obligations for each relevant transaction as of December 31, 2024 as follows:

Acquisition	Milestone Achievement Condition	Contingent Consideration Payable
Bayon	KIO-301
	Successful completion of Phase 2	$1.0	million
	Successful completion of Phase 3	$4.0	million
	FDA approval	$1.7	million
Panoptes	KIO-104
	Beginning of Phase 3	$4.8	million
	FDA approval	$4.8	million
Changes in the fair value of contingent consideration are included within “Operating Expenses” in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). Below are the status of each transaction's contingent consideration:
Bayon: The Bayon acquisition closed on October 21, 2021. As of December 31, 2023, the Company recorded contingent consideration of $2.4 million. During the year ended December 31, 2024, the Company recorded a decrease in estimated fair value of $0.2 million. The estimated fair value of contingent consideration as of December 31, 2024 was $2.2 million.
Panoptes: The Panoptes transaction closed December 18, 2020. As of December 31, 2023, the Company recorded contingent consideration of $2.0 million. During the year ended December 31, 2024, the Company recorded an increase in estimated fair value of $3.3 thousand. The estimated fair value of contingent consideration as of December 31, 2024 was $2.0 million.
Jade: As of December 31, 2023, the Company recorded contingent consideration of $0.8 million. During the year ended December 31, 2024, the Company reduced the contingent consideration liability related to KIO-201 of approximately $0.8 million as a result of the strategic decision to cease continued development or partnership leading to commercialization. As of December 31, 2024, the fair value of contingent consideration for this acquisition was zero.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

	Valuation Technique	Unobservable Inputs	December 31, 2024	December 31, 2023
	Discounted cash flow	Payment discount rate	15.1%	13.1%
Bayon		Payment period	2027 - 2029	2025 - 2027
Panoptes		Payment period	2027 - 2028	2026 - 2028
Jade		Payment period	N/A	2027
Bayon		Probability of Success for milestone	48% - 77%	42% - 71%
Panoptes		Probability of Success for milestone	30% - 33%	30% - 33%
Jade		Probability of Success for milestone	—%	56%
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. The decrease in contingent consideration of $0.9 million as of December 31, 2024, was primarily driven by a reduction in the liability related to KIO-201 of approximately $0.8 million resulting from the strategic decision to cease continued development or partnership leading to commercialization and was recorded as a change in fair value of contingent consideration of $(0.9) million within the Consolidated Statements of Operations and Comprehensive Income (Loss).
At December 31, 2024 and 2023, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

capital structure, the required yield on the Company’s equity, and the required yield on the interest-bearing debt of which there is currently none.
Management completed, with the assistance of a third party valuation firm, a quantitative assessment of in-process R&D as of August 31, 2024, the Company's annual impairment test date, which includes the following unobservable Level 3 inputs:

	Valuation Technique	Unobservable Inputs	Input	Discount Rate
KIO-104	Multi-Period Excess Earnings Method	Probability of success for next development phase	17% to 36%	43%
KIO-301	Multi-Period Excess Earnings Method	Probability of success for next development phase	23% to 43%	43%
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
	2024	2023
Prepaid Research and Development	$1,181,699	$23,066
Prepaid General and Administrative	118,371	73,109
Prepaid Insurance	96,141	123,807
Other	646,276	13,400
Total Prepaid Expenses and Other Current Assets	$2,042,487	$233,382
5. Property and Equipment
Property and equipment at December 31, 2024 and 2023 consists of the following:

	Estimated Useful Life (Years)	2024	2023
Laboratory Equipment	3	$—	$11,832
Office Equipment	3	—	2,521
Office Furniture	5	6,256	—
Total Property and Equipment, Gross		6,256	14,353
Less Accumulated Depreciation		1,024	6,289
Total Property and Equipment, Net		$5,232	$8,065
Depreciation expense was $5 thousand and $30 thousand for the years ended December 31, 2024 and 2023, respectively.
6. Accrued Expenses
Accrued expenses consist of the following:

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

	December 31,
	2024	2023
Payroll and Benefits	$1,169,618	$875,254
Professional Fees	55,032	43,387
Clinical Trials	875,072	397,465
Income Tax	2,328,042	—
Other	160,893	64,560
Total Accrued Expenses	$4,588,657	$1,380,666
7. Intangible Assets and In-Process R&D
Intangible assets at December 31, 2023 consisted of the rights to trade-secrets and know-how related to the manufacturing of KIO-201. During the third quarter of 2018, the Company entered into an intellectual property license agreement with SentrX Animal Care, Inc. (“SentrX”) with respect to certain rights relating to the manufacturing of KIO-201. The intangible assets were recorded at $0.3 million, representing the upfront payment paid to SentrX. Additionally, SentrX was eligible to receive milestone payments totaling up to $4.8 million, upon and subject to the achievement of certain specified development and commercial milestones. These future milestone payments to SentrX would have increased the carrying value of the intangible assets, however, on June 7, 2023, the Company entered into an amendment agreement (the "SentrX First Amendment") whereby SentrX removed the Company's obligation to make any further payments, milestone or otherwise. The term of the agreement is until the product is no longer in the commercial marketplace. In addition, on June 7, 2023, we entered into a new exclusive license agreement (the "New SentrX Agreement") with SentrX, whereby we out-licensed certain KIO-201 patents (focused on the combination of KIO-201 with an antibiotic) for use in animal health and veterinary medicine. Under the New SentrX Agreement, SentrX is obligated to pay the Company a flat low single-digit royalty on net sales and is effective until the last licensed patent terminates. In August 2023, SentrX was acquired by Dômes Pharma. In July 2024, the Company decided to cease continued development of KIO-201 in combination with an antibiotic, and provided notice to Dômes Pharma of its intention to cease continued maintenance of all related licensed intellectual property and its willingness to transfer control of the prosecution and maintenance of the licensed patents at their request. The Company recognized an impairment of $0.1 million to the write-off the carrying value of the intangible assets. The Company’s intangible assets are amortized on a straight-line basis over the estimated useful lives. As of December 31, 2024 there were no intangible assets.
Additionally, in-process R&D as of December 31, 2024 and 2023 consists of projects acquired from the acquisitions of Jade, Bayon and Panoptes that have not reached technological feasibility and which have no alternative future use. Once the R&D process is complete, the Company will amortize the R&D asset over its remaining useful life. The Company periodically evaluates these assets for impairment.
Intangible assets and in-process R&D at December 31, 2024 and 2023 consists of the following:

	Estimated Useful Life (Years)	2024	2023
Trade Secrets	10	$250,000	$250,000
Less: Accumulated Amortization		(145,833)	(131,250)
Less: Impairment		(104,167)	—
Intangible Assets, Net		—	118,750
In-Process R&D		6,687,100	8,695,100
Total Intangible Assets and In-Process R&D, Net		$6,687,100	$8,813,850

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Amortization expense on intangible assets was $15 thousand and $25 thousand for the years ended December 31, 2024 and 2023, respectively. In July 2024, the Company decided to cease continued development of KIO-201 and wrote-off the intangible asset balance of approximately $0.1 million.
8. Capital Stock
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
The Tranche A warrants are exercisable for up to 2,743,033 shares of common stock at an exercise price of $5.4684 per share for an aggregate of up to $15.0 million and will expire at the earlier of (i) 30 days following the announcement of full data (expected in 2026) from the Company's Phase 2 clinical trial (ABACUS-2) of KIO-301 in patients with retinitis pigmentosa and the daily VWAP of the Company's common stock equaling or exceeding $9.9432 per share for 30 consecutive trading days following the announcement and (ii) five years from the date of stockholder approval of the warrants.
The Tranche B warrants are exercisable for up to 2,743,033 shares of common stock at an exercise price of $5.4684 per share for an aggregate of up to $15.0 million and will expire at the earlier of (i) 30 days following the announcement of topline data (expected in 2026) from the planned Phase 2 trial of KIO-104 in retinal inflammation and the daily VWAP of the Company's common stock equaling or exceeding $12.4290 per share for 30 consecutive trading days following the announcement and (ii) five years from the date of stockholder approval of the warrants.
During June 2023, 329 shares of Series F Convertible Preferred Stock were converted into 298,758 shares of common stock. During July and August 2023, 59 shares of Series F Convertible Preferred Stock were converted into 53,530 shares of common stock.
On March 30, 2023, the Company entered into an underwriting agreement to issue and sell stock and warrants in a public offering. On June 6, 2023, the public offering closed, and the Company issued and sold (i) 244,181 shares of common stock (including 83,333 shares of common stock sold pursuant to the exercise of the over-allotment option), (ii) 434 shares of Series F Convertible Preferred Stock convertible into up to 3,552,372 shares of common stock, (iii) 638,889 Class C Warrants (including 83,333 Class C Warrants sold pursuant to the exercise of the over-allotment option), and (iv) 638,889 Class D Warrants (including 83,333 Class D Warrants sold pursuant to the exercise of the over-allotment option). The public offering price of $9.90 per share of common stock, Class C Warrant and Class D Warrant, and $8,999.10 per share of Series F Convertible Preferred Stock, 101 Class C Warrants and 101 Class D Warrants, resulted in net proceeds to the Company of approximately $5.6 million net of underwriting discount and commissions of $0.5 million and other expenses of

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

$0.2 million. On June 6, 2023, the underwriter fully exercised the over-allotment option granted by the Company to purchase stock and warrants.
Each Class C Warrant is, and each Class D Warrant was, exercisable at a price per share of common stock of $9.90. The Class C Warrants will expire on June 6, 2028 and the Class D Warrants expired on June 6, 2024. The exercise prices of the warrants are subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. In addition, on August 7, 2023, the first business day after the 60th calendar day immediately following the initial exercise day, the exercise price of the warrants was reduced to $4.7079 per share pursuant to the reset provision which stated that the warrants would be reduced to the lesser of (i) the exercise price then in effect and (ii) 90% of the average of the volume weighted average price of the Company's common stock for the five (5) trading day period immediately prior to the reset date. In accordance with ASU 2021-04, the warrant reset of the exercise price was evaluated as a modification of equity-classified written call options. Modifications or exchanges that are not related to debt or equity financings, compensation for goods or services, or other exchange transactions within the scope of other guidance should be recognized as a dividend consistent with ASC 815-40-35-17(d). The dividend amount is measured as the excess, if any, of the fair value of the modified or exchanged instrument over the fair value of that instrument immediately before it is modified or exchanged in accordance with ASC 815-40-35-16. The Company considered the guidance in paragraphs 815-40-35-14 through 35-17 and determined that the circumstances of the warrant modification indicate that the modification is executed separate from a new equity offering, debt origination or debt modification. As such, on August 7, 2023, the date on which the modification became effective, the incremental change in the fair value of the 1,277,778 outstanding warrants was recognized as a deemed dividend totaling $0.5 million that increases net loss attributable to common stockholders in accordance with paragraph 815-40-35-17(d) and ASC 260-10-45-15. During November 2023, 911 shares of common stock were issued upon the exercise of Class C Warrants and 911 shares of common stock were issued upon the exercise of Class D Warrants for $8.6 thousand in aggregate exercise proceeds. In February 2024, 101,684 shares of common stock were issued upon exercise of Class C Warrants at $4.7079 per share for aggregate proceeds of approximately $0.4 million. Additionally, 203,934 shares of common stock were issued upon exercise of Class D Warrants at $4.7079 per share for aggregate proceeds of approximately $1.0 million. During June 2024, 53,213 shares of common stock were issued upon the exercise of Class D Warrants at $4.7079 per share for aggregate proceeds of approximately $0.3 million.
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
On February 10, 2023, 5,556 shares were issued upon the exercise of inducement warrants issued in November 2022 for total proceeds of $0.3 million.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

9. Warrants
At December 31, 2024 and 2023, the following warrants were outstanding:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2022	177,512	$190.98	3.07
Issued	1,289,511	4.95	3.02
Exercised	(7,378)	53.73
Expired	(8,056)	979.20
Outstanding at December 31, 2023	1,451,589	21.60	2.46
Issued	6,747,648	4.45	4.77
Exercised	(358,831)	4.71
Expired	(450,883)	12.45
Outstanding at December 31, 2024	7,389,523	$7.06	5.06
All of the warrant agreements provide for a cashless exercise in the event a registration statement covering the issuance of the shares of common stock underlying the warrants is not effective, whereby the number of shares to be issued upon exercise of such warrants will be reduced based on the exercise price and the market value of the shares at the time of exercise. The outstanding warrants expire from 2025 through 2029.
In October 2024, an investor notified the Company of their intention to abandon 1,206 warrants that were issued in August 2021 with an original expiration in February 2027. This decrease is included with the expired warrants in the table above.
10. Equity Incentive Plan
The Company’s Board of Directors ("the Board") adopted the 2014 Equity Incentive Plan (the "2014 Plan") and the Employee Stock Purchase Plan (the “ESPP”), and the Company’s Stockholders approved the 2014 Plan and the ESPP Plan in February 2015. Following the adoption of the 2014 Plan, no further grants were made under the 2005 Equity Incentive Plan which had been in place since 2005.
The Board subsequently adopted the 2024 Equity Incentive Plan (the "2024 Plan") and the Company's Stockholders approved the Plan in May 2024. Following adoption of the 2024 Plan, no further grants were made under the 2014 Plan.
Consistent with the 2005 and 2014 Plans, the 2024 Plan provides for the granting of stock options (incentive and nonqualified), restricted stock or other stock-based awards to employees, officers, directors, consultants, and advisors. The Board is responsible for administration of the 2024 Plan. The Company’s Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted to any officer, employee, consultant, or director at an exercise price per share of not less than the par value per share.
As of December 31, 2024, the maximum number of shares of Common Stock that may be issued pursuant to the 2024 Plan and the ESPP was 555,556 and 32 shares, respectively.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

As of December 31, 2024, there were 450,815 shares of Common Stock available for grant under the 2024 Plan and 23 shares available under the Company’s ESPP.
The following is a summary of stock option activity for the years ended December 31, 2024 and 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (In Years)
Outstanding at December 31, 2022	9,457	$367.00	8.48
Granted	84,956	10.00
Expired	(102)	3,851.03
Forfeited	(3,929)	46.64
Outstanding at December 31, 2023	90,382	41.43	9.25
Exercisable at December 31, 2023	173,394	138.29	9.24
Vested and Expected to Vest at December 31, 2023	90,382	41.43	9.25
Granted	74,137	4.35
Expired	(1,443)	446.13
Forfeited	(1,773)	7.04
Outstanding at December 31, 2024	161,303	$21.15	9.00
Exercisable at December 31, 2024	53,047	$51.29	8.53
Vested and Expected to Vest at December 31, 2024	161,303	$21.15	9.00
During the years ended December 31, 2024 and 2023, the Board approved the grant of options to purchase 74,137 and 84,956 shares of Common Stock, respectively. All option grants were pursuant to the 2024 Plan. The Company grants time-based stock options which generally vest one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. The Company has also issued grants with a four-year vesting term, of which one-fourth of the underlying shares vested immediately, one-fourth on the one-year anniversary of the grant date and the remainder vest ratably over a 24-month period. The fair value of time-based stock options is determined using the Black-Scholes Option Pricing Model, with such value recognized as expense over the service period, which is typically three years, net of actual forfeitures. For the years ended December 31, 2024 and 2023, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2024	2023
Risk-Free Interest Rate	4.17% - 4.45%	3.95% - 4.61%
Expected Life	6.0 years	5.0 - 5.6 years
Expected Average Volatility	139.8% - 139.9%	141.0% - 145.2%
Expected Dividend Yield	—%	—%
Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the years ended December 31, 2024 and 2023 was $4.35 and $10.00 respectively. The expected term of the options granted is calculated in accordance with the simplified method, whereby for service-based awards the expected life is calculated as a midpoint between the vest and expiry period. The Company uses the simplified method as there is not a sufficient history of share option exercises. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

The following is a summary of restricted stock activity for the years ended December 31, 2024 and 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Recognition Period
Non-vested Outstanding at December 31, 2022	3,336	$60.97	2.77
Awarded	30,013	9.52
Released	(7,489)	13.40
Forfeited	(367)	34.44
Non-vested Outstanding at December 31, 2023	25,493	14.75	2.57
Awarded	30,604	4.35
Released	(8,621)	16.69
Forfeited	(779)	15.59
Non-vested Outstanding at December 31, 2024	46,697	$7.56	2.19
During the years ended December 31, 2024 and 2023, 779 and 367 shares of restricted stock, which had not vested, were forfeited and returned to the Company, respectively. During the years ended December 31, 2024 and 2023, the Board approved the grant of 30,604 and 30,013 restricted shares of Common Stock, respectively. All grants of restricted shares during 2024 were pursuant to the 2024 Plan. All grants of restricted shares during 2023 were pursuant to the 2014 Plan. The restricted shares of Common Stock vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.
The total stock-based compensation expense for employees and non-employees is included in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) and as follows:

	Year Ended December 31,
	2024	2023
General and Administrative	$277,085	$345,488
Research and Development	379,508	409,456
Total Stock-Based Compensation Expense	$656,593	$754,944
The fair value of options granted for the years ended December 31, 2024 and 2023 was approximately $0.3 million and $0.8 million, respectively. As of December 31, 2024 and 2023, there was approximately $0.5 million and $0.8 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted average period of 3.8 and 2.1 years, respectively. The stock options outstanding and exercisable as of December 31, 2024 and 2023 had an aggregate intrinsic value of $0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $3.30 and $4.70, the closing price of the Company’s stock on December 31, 2024 and 2023, respectively.
Unamortized compensation expense related to the restricted stock awards amounted to $0.3 million and $0.3 million as of December 31, 2024 and 2023, respectively, and is expected to be recognized over a weighted average period of approximately 3.9 and 2.3 years, respectively.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

11. Income Taxes
The components of income (loss) before income tax expense are as follows:

	Year Ended December 31,
	2024	2023
Domestic	$1,994,760	$(9,384,178)
Foreign	3,664,978	(3,039,399)
Total Income (Loss) Before Income Taxes	$5,659,738	$(12,423,577)

The components of income tax expense are as follows:

	Year Ended December 31,
	2024	2023
Current Taxes:
Federal	$1,034,971	$—
State	312,323	—
Foreign	1,006,461	—
Total Current Taxes	$2,353,755	$—
Deferred Taxes:
Federal	$(262,917)	$(280,954)
State	(25,833)	371,273
Total Deferred Taxes	$(288,750)	$90,319
Income Tax Expense	$2,065,005	$90,319

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	Year Ended December 31,
	2024	2023
United States Federal Income Tax Rate	21.00%	21.00%
State Taxes, Net of Federal Benefit	83.60	13.26
Non-deductible R&D Expenses	—	(3.49)
Contingent Consideration	(3.46)	(3.36)
GILTI Inclusion	21.39	(1.12)
382 Limited Amortization - RBIL	11.60	—
ASC 718 - ISOs	0.60	—
Other Permanent Differences	0.55	(0.65)
Section 250 Deduction	(10.69)	—
Change in Valuation Allowance	(349.18)	(27.61)
Research and Development Credits	(0.47)	0.24
Tax Rate Differential	2.69	0.32
Foreign Stock Compensation	0.98	—
Foreign Credits to Expire Unused	44.76	—
True-up Other	9.39	—
True-up Federal Credits	—	(0.08)
382 Limited NOLs - RBIL	33.65	—
NOLs to Expire Unused	169.82	—
Other	0.03	0.76
Effective Tax Rate Expense	36.26%	(0.73)%
The Company’s deferred tax assets and liabilities consist of the following:

	Year Ended December 31,
	2024	2023
Net Deferred Tax Liability:
Net Operating Loss Carryforwards	$9,240,807	$25,982,646
Research and Development Credit Carryforwards	—	2,955,627
Capitalized Research and Development	4,169,983	4,743,068
Stock-Based Compensation	871,698	784,366
Cash Versus Accrual Adjustments	61,681	77,729
Total Deferred Tax Assets	14,344,169	34,543,436
Valuation Allowance	(13,139,483)	(33,025,829)
Net Deferred Tax Asset	1,204,686	1,517,607
In-Process Research and Development	(1,695,376)	(2,297,047)
Net Deferred Tax Liability	$(490,690)	$(779,440)

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

As of December 31, 2024, the Company has federal net operating loss carryforwards of approximately $31.7 million and no state net operating loss carryforwards, to offset future federal and state taxable income. Federal NOL carryforwards generated during the years ended December 31, 2018 and forward totaling $31.7 million will carry forward indefinitely, but their utilization will be limited to 80% of taxable income. The Company has foreign net operating loss carryforwards of $12.8 million as of December 31, 2024, which can be carried forward indefinitely. As of December 31, 2024, the Company had no federal and state research and development tax credit carryforwards to offset future income taxes.
The Company files United States federal income tax returns and income tax returns in the Commonwealth of Massachusetts, California, New Jersey and Utah, as well as foreign tax returns for its subsidiaries in Austria and Australia. The Company is not under examination by any jurisdiction for any tax year.
The Company has recorded a valuation allowance against its United States and foreign deferred tax assets in each of the years ended December 31, 2024, and 2023 because the Company’s management believes that it is more likely than not that these assets will not be realized. The valuation allowance changed by approximately $(19.9) million and $3.4 million during the years ended December 31, 2024 and 2023, respectively, primarily as a result of the decrease in net operating losses and credits, adjustments for accrual to cash basis items, and capitalized research and development expenses.
As of December 31, 2024 and 2023, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company will recognize interest and penalties related to income taxes in income tax expense. The Company has not, as yet, conducted a study of R&D credit carryforwards, which are fully reserved for. This study may result in an adjustment to the Company’s R&D credit carryforwards and related valuation allowance, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position.
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
In 2024, the Company had a formal Section 382 analysis performed. The analysis determined that multiple ownership changes (under the definition of Section 382) occurred. The base limitation calculated for these changes ranged from $170,643 to $494,650. In addition to the annual NOL limitation, the Company had a Net Unrealized Built-In Loss (NUBIL) on the date of the ownership changes in multiple years totaling $17,519,701. As a result of the NUBIL, the Company adjusted their Federal NOL carryforwards for the 2018 through 2022 tax years down by a total of $9,126,676 in total with the filing of its 2023 tax return. Additionally, $3,146,111 of the NUBIL was recognized as an unfavorable book to tax adjustment during the 2023 tax year. The remaining NUBIL will be recognized in tax years 2024 and 2025.
The NUBIL results in additional future tax deductions (“recognized built in losses” or “RBIL”), which would be treated as pre-change losses and subject to the 382 limitation if recognized during the 5-year statutory recognition period. The total amount of RBILs limited by Section 382 is $17,519,701 and the annual allowance is $170,643 (relating to the 2018 change for RBILs incurred through the 2022 change) and $178,445 (for RBILs incurred after 2022) per year, therefore the availability of the RBILs will take several years, at which point we will be able to start using the NOLs that have not yet expired.
Due to the annual limitations calculated during the analysis, it has been determined that all federal and state net operating losses that do not have an unlimited carryforward period will expire unused. Additionally, all federal and state R&D credits will also expire unused. As a result, the Company reduced its federal and state NOLs by

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

$46,054,630 and $54,655,301, respectively and its federal and state R&D credit carryforwards by $2,549,084 and $447,490, respectively.
12. Commitments and Contingencies
Leases
The Company is a party to three real property operating leases for the rental of office space. In February 2022, the Company entered into an 18-month lease in Encinitas, California (the "Encinitas Lease"), which is now used for its corporate headquarters. The Encinitas Lease commenced in May 2022 and was amended to extend its term through April 30, 2025. Subsequent to year-end, the Company executed a new lease in Encinitas, California (see Note 15). The Company recorded a right-of-use (ROU) asset and lease liability upon lease commencement and lease amendment in May 2022 and November 2023, respectively. In May 2022, the Company entered into a 12-month lease for office space in Adelaide, Australia (the "Adelaide Lease") which expired in May 2023. Following expiration, the landlord agreed to extend the Adelaide Lease on a month-month basis, whereby the Company must provide 90-day notice of termination. The Adelaide Lease is a short-term lease which is exempt for ROU asset and lease liability reporting. The Company also entered into a lease for 910 square feet of office space in Vienna, Austria ("the Vienna Lease"). The Vienna Lease commenced on October 15, 2023 with a term of 5 years through October 14, 2028. The Company recorded a ROU asset and lease liability upon lease commencement in October 2023.
Operating lease assets and liabilities are recognized at the lease commencement date at the present value of lease payments to be paid. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments. To determine the present value of lease payments to be paid, the Company estimated incremental secured borrowing rates corresponding to the maturities of the leases. The Company estimated a rate of 8.50% based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. The Company recognizes expense for its leases on a straight-line basis over the lease term. Operating lease expense, consisting of the reduction of the right-of-use asset and the imputed interest on the lease liability, totaled $0.1 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.
Future annual minimum lease payments were as follows as of December 31, 2024:

Operating Leases
2025	26,752
2026	13,552
2027	13,558
2028	10,728
Less: Amounts Representing Interest	(7,420)
Lease Liabilities	$57,170
License and Exclusive Rights Agreements
The Company is a party to six license agreements as described below. These license agreements require the Company to pay or receive royalties or fees to or from the licensor based on revenue or milestones related to the licensed technology.
On January 25, 2024, the Company entered into a license agreement with TOI, a sister company of the global ophthalmic specialty company Théa. Under the agreement, Kiora granted TOI exclusive worldwide development and commercialization rights, excluding certain countries in Asia, to KIO-301 for the treatment of degenerative retinal diseases. In exchange, Kiora received an up-front payment of $16 million; will be eligible to receive up to

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

$285 million upon achievement of pre-specified clinical development, regulatory and commercial milestones; tiered royalties of up to low 20% on net sales; and reimbursement of certain KIO-301 research and development expenses. For the year ended December 31, 2024, the Company recorded offsetting expense credits of $2.9 million related to reimbursable KIO-301 expenses.
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
On May 1, 2020, the Company (through its subsidiary, Bayon Therapeutics, Inc.) entered into an agreement with the University of California (“UC”) granting to the Company the exclusive rights to its pipeline of photoswitch molecules. The agreement requires the Company to pay an annual fee to UC of $5,000, as well as payments to UC upon the achievement of certain development milestone and royalties based on KIO-301 revenue. The Company is obligated to pay royalties on net sales of two percent (2%) of the first $250 million of net sales, one and a quarter percent (1.25%) of net sales between $250 million and $500 million, and one half of one percent (0.5%) of net sales over $500 million. In addition, the agreement requires the Company to pay sublicense fees for the grant of rights under a sublicense agreement at 8% of sublicense revenue prior to enrolling the first patient in any Phase 1 or Phase II (if Phase I is not performed) clinical trial of a licensed product, 6% of sublicense revenue prior to enrolling the first patient in any Phase III clinical trial of a licensed product, or 4% of sublicense revenue prior to any arms-length first commercial sale of a licensed product. On October 30, 2023, the Company, through its subsidiary, Bayon Therapeutics, Inc., entered into an agreement with UC to amend its licensing agreement dated May 1, 2020 effective November 5, 2023, granting the Company exclusive rights to a patent application covering specific formulations of KIO-301, which was previously jointly owned by UC and Bayon. Further, Bayon has the ability to assign or transfer the agreement providing written notice is given within at least 15 days prior to any such assignment, providing written assignment agreement by successor within 30 days, and by paying an assignment fee of $30,000 within 30 days of the assignment. Per the terms of the agreement, upon execution of the amendment the Company was required to pay UC $15,000. Per these terms, the Company made a payment to UC for $0.7 million related to the upfront payment received from TOI upon execution of the strategic development and commercialization agreement. The agreement expires on the date of the last-to-expire patent included in the licensed patent portfolio which is currently January 2030, however if patents that are currently pending approval are issued, the license expiration would extend into 204.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

On September 26, 2018, the Company entered into an intellectual property licensing agreement (the “SentrX Agreement”) with SentrX, a veterinary medical device company that develops and manufactures veterinary wound care products. Under the SentrX Agreement, the Company in-licensed the rights to trade secrets and know-how related to the manufacturing of KIO-201. The SentrX Agreement enables the Company to pursue a different vendor with a larger capacity for manufacturing and an FDA-inspected facility for commercialization of a product for human use. Under the SentrX Agreement, SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified developmental and commercial milestones. On June 7, 2023, the Company entered into an amendment agreement (the "SentrX First Amendment") whereby SentrX removed the Company's obligation to make any further payments, milestone or otherwise.The term of the amendment agreement remains unchanged, which is until the product is no longer in the commercial marketplace. In addition, on June 7, 2023, the Company entered into a new exclusive license agreement (the "New SentrX Agreement") with SentrX, whereby the Company out-licensed certain KIO-201 patents (focused on the combination of KIO-201 with an afor use in animal health and veterinary medicine. Under the New SentrX Agreement, SentrX is obligated to pay the Company a flat low single-digit royalty on net sales, and is effective until the last licensed patent terminates. In August 2023, SentrX was acquired by Dômes Pharma. In July 2024, the Company decided to cease continued development of KIO-201 in combination with an antibiotic, and provided notice to Dômes Pharma of its intention to cease continued maintenance of all related licensed IP and its willingness to transfer control of the prosecution and maintenance of the licensed patents at their request.
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
Agreements Terminated or Settled Within the Year
On November 17, 2014, the Company (through its subsidiary Kiora Pharmaceuticals GmbH) entered into an intellectual property and know-how licensing agreement with Laboratoires Leurquin Mediolanum S.A.S. (“Mediolanum”) for the commercialization of KIO-101 in specific territories. Under the Mediolanum agreement, the Company out-licensed rights to commercialize KIO-101 for uveitis, dry eye and viral conjunctivitis in Italy, and France. This agreement was amended on December 10, 2015 to also include Belgium and The Netherlands. Under the Mediolanum agreement, Mediolanum is obligated to pay up to approximately €20.0 million in development and commercial milestones and a 7% royalty on net sales of KIO-101 in the territories through the longer of the expiration of the valid patents covering KIO-101 or 10 years from the first commercial sale. The royalty is reduced to 5% after patent expiry. On September 7, 2023, the Company (through its subsidiary Kiora Pharmaceuticals GmbH) agreed to a settlement agreement with Mediolanum to terminate the existing out-licensing rights by Mediolanum to commercialize KIO-101 for uveitis, dry eye and viral conjunctivitis in Italy, France, Belgium and Netherlands including all related commercial milestone payments and royalty obligations. The Company agreed to pay a termination fee of $0.1 million, of which $50,000 was paid upon execution of the agreement, and $50,000 was paid on the one year anniversary of the termination which occurred in September 2024.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
13. Employee Benefit Plans
The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contribution for the year ended December 31, 2024.
14. Segment Information
The Company operates in and reports as a single reportable segment, focused on the development of innovative ophthalmic pharmaceutical products.
Our CODM is our President and Chief Executive Officer, Brian M. Strem. The CODM does not evaluate profitability nor evaluate performance or allocate resources below the level of the consolidated Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM reviews operating expenses and net income (loss) presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. These metrics serve as benchmarks to evaluate the business, measure performance, identify trends, prepare financial projections, and make strategic decisions. The CODM does not evaluate performance or allocate resources based on segment assets data; therefore, total segment assets are not presented. As part of the adoption of ASU 2023-07, the prior years’ segment information has been disclosed herein to align with the current year’s presentation.
The following table presents the revenue, significant expenses, and net income (loss) for the Company’s single reportable segment:

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

	Year Ended December 31,
	2024	2023
Total Revenue	$16,020,000	$—
Less: Significant and Other Segment Expenses
General and Administrative	5,542,324	4,663,146
Research and Development
KIO-101	25,456	797,876
KIO-104	671,739	—
KIO-201	30,875	68,840
KIO-301	3,836,105	1,990,202
KIO-301 Collaboration Credit	(2,945,350)	—
Unallocated Research and Development Expenses[5]	3,278,032	1,170,119
In-Process R&D Impairment	2,008,000	1,904,314
Change in Fair Value of Contingent Consideration	(937,469)	1,992,399
Interest Income	(1,252,849)	(173,989)
Other Segment Expenses[6]	(768)	10,670
Income Tax Expense	2,065,005	90,319
Net Income (Loss)	$3,594,733	$(12,513,896)
15. Subsequent Events
Leases
In January 2025, the Company entered into a lease in Perth, Australia (the "Perth Lease") and another in Brisbane, Australia (the "Brisbane Lease"). Both leases commenced in February 2025 with a term of 2 years through January 2027.
In March 2025, the Company entered into a new lease in Encinitas, California (the "New Encinitas Lease"). The lease will commence in June 2025 with a term of 3 years and 3 months through August 31, 2028.
Credit Line Agreement
In March 2025, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $10.0 million revolving line of credit. The Credit Line bears interest at the 30-day Secured Overnight Financing Rate ("SOFR") average, plus 1.5%. The SOFR rate is variable. The Credit Line is secured by a first priority lien and security interest in the Company’s marketable securities held in its managed investment accounts with UBS.
5 Unallocated research and development expenses primarily include personnel costs, research consulting and scientific advisory expenses.
6 Other segment expenses primarily include interest expense, other income, net, and loss on disposal of fixed assets.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2025	By:	/s/ Brian M. Strem
President and Chief Executive Officer

Date: March 25, 2025	By:	/s/ Melissa Tosca
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brian M. Strem	President and Chief Executive Officer	March 25, 2025
Brian M. Strem	(Principal Executive Officer)

/s/ Melissa Tosca	Chief Financial Officer	March 25, 2025
Melissa Tosca	(Principal Financial and Accounting Officer)

/s/ Praveen Tyle	Director	March 25, 2025
Praveen Tyle

/s/ Lisa Walters-Hoffert	Director	March 25, 2025
Lisa Walters-Hoffert

/s/ David Hollander	Director	March 25, 2025
David Hollander

/s/ Aron Shapiro	Director	March 25, 2025
Aron Shapiro

/s/ Erin Parsons	Director	March 25, 2025
Erin Parsons

/s/ Carmine Stengone	Director	March 25, 2025
Carmine Stengone