Form 10-Q
period 2025-03-31
KIORA PHARMACEUTICALS INC
filed 2025-05-09
CIK 1372514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File No. 001-36672
KIORA PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0443284
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
169 Saxony Rd.
Suite 212
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
☐ Yes ☒ No
On May 7, 2025, there were 3,043,857 shares of the registrant’s common stock outstanding.

KIORA PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2025

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
•the rate and degree of market acceptance of any approved products;
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
We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 17 of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 25, 2025, or the Annual Report. You should carefully review all these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.
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
Kiora Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,771,024	$3,792,322
Short-Term Investments	20,334,831	22,999,760
Prepaid Expenses and Other Current Assets	941,542	2,042,487
Collaboration Receivables	1,337,604	601,197
Tax Receivables	722,290	270,246
Total Current Assets	27,107,291	29,706,012
Non-Current Assets:
Property and Equipment, Net	4,984	5,232
Restricted Cash	4,081	4,057
Intangible Assets and In-Process R&D, Net	6,687,100	6,687,100
Operating Lease Right-of-Use Assets	152,083	57,170
Other Assets	64,323	24,913
Total Assets	$34,019,862	$36,484,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$942,492	$415,590
Accrued Expenses	3,522,003	4,588,657
Accrued Collaboration Credit	738,584	981,111
Operating Lease Liabilities	71,554	23,355
Total Current Liabilities	5,274,633	6,008,713
Non-Current Liabilities:
Contingent Consideration	4,466,682	4,191,490
Deferred Tax Liability	490,690	490,690
Non-Current Operating Lease Liabilities	87,470	33,815
Total Non-Current Liabilities	5,044,842	4,715,995
Total Liabilities	10,319,475	10,724,708
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding; 10,000 designated Series B, 0 shares issued and outstanding; 10,000 shares designated Series C, 0 shares issued and outstanding; 20,000 shares designated Series D, 7 shares issued and outstanding; 1,280 shares designated Series E, 0 shares issued and outstanding; 3,908 shares designated Series F, 420 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	4	4
Common Stock, $0.01 Par Value: 150,000,000 shares authorized; 3,000,788 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	267,679	267,679
Additional Paid-In Capital	169,304,991	169,156,374
Accumulated Deficit	(145,575,102)	(143,382,122)
Accumulated Other Comprehensive Loss	(297,185)	(282,159)
Total Stockholders’ Equity	23,700,387	25,759,776
Total Liabilities and Stockholders’ Equity	$34,019,862	$36,484,484
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Collaboration Revenue	$—	$16,000,000
Total Revenue	—	16,000,000
Operating Expenses:
General and Administrative	1,489,398	1,296,441
Research and Development	2,531,887	1,684,212
Collaboration and Research Credits	(1,966,123)	(190,553)
Change in Fair Value of Contingent Consideration	275,192	(12,194)
Total Operating Expenses	2,330,354	2,777,906
Operating (Loss) Income	(2,330,354)	13,222,094
Other Income (Expense), Net:
Interest Income, Net	276,633	223,047
Other (Expense) Income, Net	(16,253)	8,066
Total Other Income, Net	260,380	231,113
(Loss) Income Before Income Tax Expense	(2,069,974)	13,453,207
Income Tax Expense	(123,006)	—
Net (Loss) Income	$(2,192,980)	$13,453,207
Net (Loss) Income Attributable to Common Shareholders	$(2,192,980)	$13,453,207
Net (Loss) Income per Common Share - Basic	$(0.52)	$4.67
Weighted Average Shares Outstanding - Basic	4,217,007	2,881,796
Net (Loss) Income per Common Share - Diluted	$(0.52)	$3.46
Weighted Average Shares Outstanding - Diluted	4,217,007	3,891,722

Other Comprehensive (Loss) Income:
Net (Loss) Income	$(2,192,980)	$13,453,207
Unrealized Loss on Marketable Securities	(16,099)	—
Foreign Currency Translation Adjustments	1,072	(81,573)
Comprehensive (Loss) Income	$(2,208,007)	$13,371,634

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2025 and 2024
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	427	$4	3,000,788	$267,679	$169,156,374	$(143,382,122)	$(282,159)	$25,759,776

Stock-Based Compensation	—	—	—	—	148,616	—	—	148,616

Unrealized Loss on Marketable Securities	—	—	—	—	—	—	(16,099)	(16,099)

Foreign Currency Translation Adjustment	—	—	—	—	—	—	1,072	1,072

Net Loss	—	—	—	—	—	(2,192,980)	—	(2,192,980)

Balance at March 31, 2025	427	$4	3,000,788	$267,679	$169,304,991	$(145,575,102)	$(297,185)	$23,700,387

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	427	$4	856,182	$77,078	$153,192,228	$(146,976,855)	$(182,801)	$6,109,654

Stock-Based Compensation	—	—	—	—	175,443	—	—	175,443

Issuance of Common Stock and Warrants from Private Placement, Net of Offering Costs of $1.2 million	—	—	1,755,556	158,000	1,516,757	—	—	1,674,757

Issuance of Common Stock from Warrant Exercises	—	—	305,617	27,506	156,812	—	—	184,318

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(81,573)	(81,573)

Net Income	—	—	—	—	—	13,453,207	—	13,453,207

Balance at March 31, 2024	427	$4	2,917,355	$262,584	$155,041,241	$(133,523,648)	$(264,374)	$21,515,807

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net (Loss) Income	$(2,192,980)	$13,453,207
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization of Intangible Assets	318	4,869
Reduction of Operating Lease Right-of-Use Assets	19,290	11,343
Stock-Based Compensation	148,616	175,443
Change in Fair Value of Contingent Consideration	275,192	(12,194)
Investment Income and Fair Value Adjustments on Marketable Securities and Cash Equivalents	(23,953)	—
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	454,932	12,651
Collaboration Receivables	(736,407)	(189,904)
Research Credit Receivables	(668,916)	165,687
Tax Receivables	225,794	13,400
Other Assets	(39,226)	1,112
Accounts Payable	1,171,627	124,975
Accrued Expenses	(1,084,242)	(124,391)
Accrued Collaboration Credit	(241,894)	—
Operating Lease Liabilities	(12,350)	(11,343)
Net Cash (Used in) Provided by Operating Activities	(2,704,199)	13,624,855
Investing Activities:
Purchases of Marketable Securities	(3,619,218)	—
Sales of Marketable Securities	80,000	—
Maturities of Marketable Securities	6,212,000	—
Net Cash Provided by Investing Activities	2,672,782	—
Financing Activities:
Gross Proceeds from Private Placement	—	15,000,000
Issuance Costs for Private Placement	—	(1,191,185)
Exercise of Warrants	—	1,438,817
Net Cash Provided by Financing Activities	—	15,247,632
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	10,143	(51,024)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(21,274)	28,821,463
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	3,796,379	2,458,951
Cash, Cash Equivalents and Restricted Cash, End of Period	$3,775,105	$31,280,414

Supplemental Disclosures of Noncash Operating and Financing Activities
Creation of Right-of-Use Assets and Related Lease Liabilities	$114,616	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2025
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes previously included in the Company’s 2024 Annual Report on Form 10-K dated March 25, 2025. The balance sheet as of December 31, 2024 was derived from audited consolidated financial statements of the Company but does not include all the disclosures required by U.S. GAAP.
Adoption of Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for us beginning in fiscal year 2025 for the annual reporting period ending December 31, 2025. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company adopted ASU 2023-09 on January 1, 2025. The adoption of ASU 2023-09 did not have a material effect on the condensed consolidated financial statements and related disclosures.
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
Liquidity and Capital Resources
At March 31, 2025, the Company had unrestricted Cash and Cash Equivalents of $3.8 million and Short-term Investments of $20.3 million, and an Accumulated Deficit of $145.6 million. Kiora has incurred annual losses and negative cash flows since inception, and future losses are anticipated. However, Management believes that the Company's capital resources as of March 31, 2025 will be sufficient to fund the Company's planned operations for at least 12 months after the date that these unaudited condensed consolidated financial statements are issued.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2025
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
Short-Term Investments
Short-term investments primarily consist of treasuries, corporate debt securities, and government and agency securities. The Company has classified these investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying unaudited condensed consolidated balance sheets. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive (loss) income as a component of stockholders' equity until realized.
Allowance for Credit Losses
For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive (loss) income on the condensed consolidated balance sheets.
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
March 31, 2025
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
Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s balance sheet. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as the current portion of deferred revenue. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as deferred revenue, net of current portion. As of March 31, 2025 and 2024, the Company did not have a deferred revenue balance.
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
March 31, 2025
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
Collaboration Agreements
The Company has entered into a research agreement that falls under the scope of ASC 808, Collaborative Arrangements. Reimbursements from a collaboration partner are recorded as a reduction to research and development expense in the condensed consolidated statements of operations and comprehensive (loss) income. Similarly, amounts that are owed to a collaboration partner are recognized as research and development expense in the condensed consolidated statements of operations and comprehensive (loss) income.
In-Process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project as an indefinite-lived intangible asset and evaluates this asset at least annually for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. The Company performed an annual evaluation of its indefinite-lived intangible assets for impairment as of August 31, 2024 with a quantitative analysis using the Income Approach. At March 31, 2025 and December 31, 2024, there was $6.7 million of in-process R&D as part of intangible assets and in-process R&D, net on the condensed consolidated balance sheets.

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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2025
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

Refunds for Research and Development

The Company through its subsidiaries, Kiora Pharmaceuticals GmbH and Kiora Pharmaceuticals Pty Ltd., is eligible to receive certain refundable tax incentives associated with its research and development expenses in Austria and Australia. These refunds are realized in the form of a cash payment when received, following the eligible incurred research and development expenses. Following the approval of a research finding by the tax authority, the Company records the refundable payment as a tax receivable and a reduction in expense in the period in which the research and development expenses are incurred. In situations where a new research application has not yet been approved by the tax authority, the Company records the tax receivable and reduction of expense in the period following approval. As of March 31, 2025 and December 31, 2024, the Company has a research and development tax receivable of $0.7 million and $0.3 million, respectively.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2025
presented reflecting the split. The Company’s common stock began trading on The Nasdaq Capital Market on a split-adjusted basis when the market opened on June 11, 2024.
2. Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
A summary of cash and cash equivalents and restricted cash is as follows:

	March 31, 2025	December 31, 2024
Cash and Cash Equivalents	$3,771,024	$3,792,322
Restricted Cash, Non-current	4,081	4,057
Total Cash, Cash Equivalents and Restricted Cash	$3,775,105	$3,796,379
Non-current restricted cash consists of deposits with financial institutions for corporate credit cards.

Short-term Investments
The following table summarizes short-term investments as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
US Treasuries	$395,150	$—	$(11)	$395,139
Government Agency Securities	15,295,366	10,762	(2,292)	15,303,836
Corporate Debt Securities	4,405,847	5,812	(801)	4,410,858
Asset Backed Securities	224,846	152	—	224,998
Total Short-term Investments	$20,321,209	$16,726	$(3,104)	$20,334,831

	As of December 31, 2024
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
US Treasuries	$92,273	$40	$—	$92,313
Government Agency Securities	18,517,164	28,008	(4,621)	18,540,551
Corporate Debt Securities	4,058,879	5,901	(2,107)	4,062,673
Asset Backed Securities	301,844	2,379	—	304,223
Total Short-term Investments	$22,970,160	$36,328	$(6,728)	$22,999,760

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2025
The following table summarizes the maturities of the Company's short-term investments at March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$18,877,094	$18,889,213
Due in one to five years	1,444,115	1,445,618
Total Short-term Investments	$20,321,209	$20,334,831

	As of December 31, 2024
	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,659,580	$21,688,074
Due in one to five years	1,310,580	1,311,686
Total Short-term Investments	$22,970,160	$22,999,760
The following table shows the Company's available-for-sale investments' gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Less than 12 months
	Count	Fair Value	Unrealized Losses
Government Agency Securities	4	$1,943,922	$(2,292)
Corporate Debt Securities	9	713,852	(801)
Total	16	$3,052,913	$(3,104)

	As of December 31, 2024
	Less than 12 months
	Count	Fair Value	Unrealized Losses
Government Agency Securities	4	$3,369,962	$(4,621)
Corporate Debt Securities	9	801,149	(2,107)
Total	13	$4,171,111	$(6,728)
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2025
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	March 31, 2025	December 31, 2024
Prepaid Research and Development	$728,555	$1,181,699
Prepaid General and Administrative	178,431	118,371
Prepaid Insurance	34,556	96,141
Other	—	646,276
Total Prepaid Expenses and Other Current Assets	$941,542	$2,042,487
Tax and Other Receivables
Tax and other receivables consist of the following:

	March 31, 2025	December 31, 2024
Research Tax Credits	$668,916	$223,183
Other Tax Receivables	53,374	47,063
Total Tax Receivables	$722,290	$270,246
Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2025	December 31, 2024
Payroll and Benefits	$653,201	$1,169,618
Professional Fees	112,556	55,032
Clinical Trials	243,556	875,072
Income Tax	2,456,920	2,328,042
Other	55,770	160,893
Total Accrued Expenses	$3,522,003	$4,588,657
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
March 31, 2025
Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2025
Cash Equivalents:
Money Market Funds	$1,796,171	$1,796,171	$—	$—
US Treasury Securities	174,611	—	174,611	—
Total Cash Equivalents Measured at Fair Value	$1,970,782	$1,796,171	$174,611	$—

Short-term Investments:
US Treasury Securities	$395,139	$—	$395,139	$—
Government Agency Securities	15,303,836	—	15,303,836	—
Corporate Debt Securities	4,410,858	—	4,410,858	—
Asset Backed Securities	224,998	—	224,998	—
Total Short-term Investments Measured at Fair Value	$20,334,831	$—	$20,334,831	$—

Total Assets Measured at Fair Value	$22,305,613	$1,796,171	$20,509,442	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2024
Cash Equivalents:
Money Market Funds	$562,604	$562,604	$—	$—
US Treasury Securities	691,917	—	691,917	—
Total Cash Equivalents Measured at Fair Value	$1,254,521	$562,604	$691,917	$—

Short-term Investments:
US Treasury Securities	$92,314	$—	$92,314	$—
Government Agency Securities	18,540,550	—	18,540,550	—
Corporate Debt Securities	4,062,673	—	4,062,673	—
Asset Backed Securities	304,223	—	304,223	—
Total Short-term Investments Measured at Fair Value	$22,999,760	$—	$22,999,760	$—

Total Assets Measured at Fair Value	$24,254,281	$562,604	$23,691,677	$—

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2025

In connection with historical acquisitions, additional consideration may be owed by the Company related to the achievement of certain milestones and such contingent consideration payments are required by U.S. GAAP to be presented at fair value. The following table provides information for liabilities measured at fair value on a recurring basis using Level 3 inputs:

	March 31, 2025	December 31, 2024
Contingent Consideration:
Non-current	$4,466,682	$4,191,490
Total Contingent Consideration	$4,466,682	$4,191,490
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

	Valuation Technique	Unobservable Inputs	March 31, 2025	December 31, 2024
	Discounted cash flow	Payment discount rate	14.0%	15.1%
Bayon		Payment period	2027 - 2029	2027 - 2029
Panoptes		Payment period	2027 - 2028	2027 - 2028
Bayon		Probability of success for payment	48% - 77%	42% - 77%
Panoptes		Probability of success for payment	30% - 33%	30% - 33%
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. The change in fair value of contingent consideration of $0.3 million for the three months ended March 31, 2025, was primarily driven by a decrease in the discount rate. The change in fair value of contingent consideration of $12.2 thousand for the three months ended March 31, 2024 was primarily driven by an increase in the discount rate. The change in fair value of contingent consideration is recorded within operating expenses on the accompanying condensed consolidated statements of operations and comprehensive (loss) income.
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
March 31, 2025
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
As of March 31, 2025, the Company assessed qualitative factors to determine whether events and circumstances indicate impairment, and concluded that it is not more likely than not that any assets are impaired.
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
The Tranche A warrants are exercisable for up to 2,743,033 shares of common stock at an exercise price of $5.4684 per share for an aggregate of up to approximately $15.0 million and will expire at the earlier of (i) 30 days following the announcement of full data (expected in 2026) from the Company's Phase 2 clinical trial (ABACUS-2) of KIO-301 in patients with retinitis pigmentosa and the daily Volume Weighted Average Price "VWAP" of the Company's common stock equaling or exceeding $9.9432 per share for 30 consecutive trading days following the announcement and (ii) five years from the date of shareholder approval of the warrants.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2025
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
5. Warrants
The following is a summary of warrant activity for the Company’s equity-classified warrants for the three months ended March 31, 2025:

	Number of Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2024	7,389,523	$7.06	5.06
Issued	—	$—
Exercised	—	$—
Expired	(69)	$4,500
Outstanding at March 31, 2025	7,389,454	$7.02	4.81
6. Net (Loss) Income per Share - Basic and Diluted
Basic and diluted net (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted-average number of common shares outstanding for the time period, which for basic net (loss) income per share, does not include the weighted-average unvested restricted common stock that has been issued and is subject to forfeiture totaling 45,363 and 24,094 shares for the three months ended March 31, 2025 and 2024.
Dilutive common equivalent shares consist of stock options, warrants, and preferred stock and are calculated using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants. Common equivalent shares do not qualify as participating securities. In periods where the Company records a net loss, unvested restricted common stock and potential common stock equivalents are not included in the calculation of diluted net (loss) income per share as their effect would be anti-dilutive. The following is a summary of potentially dilutive securities excluded from the calculation of diluted net (loss) income per share as of March 31, 2025 and 2024:

	2025	2024
Common Stock Warrants, Excluding Pre-funded Warrants	6,127,872	5,661,699
Employee Stock Options	161,276	89,338
Restricted Stock	45,363	24,094
Preferred Stock, as Converted into Common Stock	42,426	42,426
Common Stock Reserved for Future Issuance	570,846	54,695
Total	6,947,783	5,872,252

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2025
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
Consistent with the 2014 Plan, the 2024 Plan provides for the granting of stock options (incentive and nonqualified), restricted stock or other stock-based awards to employees, officers, directors, consultants, and advisors. The Board is responsible for administration of the 2024 Plan. The Company’s Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted to any officer, employee, consultant, or director at an exercise price per share of not less than the par value per share. In January 2025, the number of shares of common stock issuable under the 2024 Plan automatically increased by 120,031 shares pursuant to the terms of the 2024 Plan. As of March 31, 2025, the maximum number of shares of Common Stock that may be issued pursuant to the 2024 Plan was 853,133 of which 570,846 shares were available for awards.
Stock-based compensation expense is presented in the same expense line items as cash compensation paid and for the three months ended March 31, 2025 and 2024 is as follows:

	Three months ended March 31,
	2025	2024
Research and Development	$84,944	$94,571
General and Administrative	63,672	80,872
Total Stock-Based Compensation Expense	$148,616	$175,443
Stock Options
The Company grants time-based stock options which generally vest one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. The fair value of time-based stock options is determined using the Black-Scholes Option Pricing Model, with such value recognized as expense over the service period, which is typically three years, net of actual forfeitures. There were no grants made during the three months ended March 31, 2025 and 2024, and therefore no assumptions used to determine the fair value.

The weighted-average grant date fair value of options outstanding as of March 31, 2025 was $6.77. The expected term of the options granted is based on management's estimate. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2025
Unamortized compensation expense related to the options amounted to $0.4 million as of March 31, 2025 and is expected to be recognized over a weighted average period of approximately 3.44 years.
Following is a summary of stock option activity for the three months ended March 31, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term in Years
Outstanding at December 31, 2024	161,303	$21.15	9.00
Granted	—	$—
Expired	(27)	$23,490
Forfeited	—	$—
Outstanding at March 31, 2025	161,276	$17.22	8.75
Exercisable and vested at March 31, 2025	58,397	$37.13	8.28
The stock options outstanding and exercisable as of March 31, 2025 had no aggregate intrinsic value. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $3.01, the closing price of the Company’s stock on March 31, 2025.
Restricted Stock Awards
Restricted stock compensation expense is recognized over the vesting period, which is typically one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. Unamortized compensation expense related to the restricted stock awards amounted to $0.2 million as of March 31, 2025 and is expected to be recognized over a weighted average period of approximately 3.53 years. The following is a summary of restricted stock activity for the three months ended March 31, 2025:

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Term in Years
Non-vested Outstanding at December 31, 2024	46,697	$7.56	2.19
Awarded	—	$—
Released	(1,334)	$34.45
Forfeited	—	$—
Non-vested Outstanding at March 31, 2025	45,363	$6.77	1.97
Employee Stock Purchase Plan
The Company has a non-qualified ESPP, which provides for the issuance of shares of the Company’s common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of common stock through payroll deductions at a discounted price. Six month offering periods are made at the Board’s discretion. The ESPP provides for 32 aggregate shares of the Company’s common stock for participants to purchase. As of March 31, 2025 and 2024, the remaining shares reserved for future offerings was 23. Subsequent to the reporting period, in May 2025 the Company terminated the ESPP (Note 10).
8. Commitments and Contingencies
Leases
The Company is party to five real property operating leases for the rental of office and clinical trial space.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2025
In February 2022, the Company entered into an 18-month lease for an office facility in Encinitas, California (the "Encinitas Lease"), which is now used for its corporate headquarters. The Encinitas Lease commenced in May 2022 and was amended to extend its lease term through April 30, 2025. The Company recorded a right-of use ("ROU") asset and lease liability upon lease commencement and lease amendment in May 2022 and November 2023, respectively. Monthly rent payments are approximately $3.3 thousand, and the security deposit is $12 thousand.
In May 2022, the Company entered into a 12-month lease for office space in Adelaide, Australia (the "Adelaide Lease") which expired in May 2023. Following expiration, the landlord agreed to extend the Adelaide Lease on a month-month basis, whereby the Company must provide 90-day notice of termination. The Adelaide Lease is a short-term lease which is exempt for ROU asset and lease liability reporting. Monthly rent payments are approximately A$2.2 thousand. The Adelaide lease is being used was a clinical trial site for ABACUS-2, with rent costs fully reimbursed by TOI.
The Company also entered into a lease for 910 square feet of office space in Vienna, Austria (the "Vienna Lease"). The Vienna Lease commenced on October 15, 2023 with a term of 5 years through October 14, 2028. The Company recorded a ROU asset and lease liability upon lease commencement in October 2023. Monthly rent payments are approximately €1.3 thousand, and the security deposit is €4.5 thousand.
In January 2025, the Company entered into a lease in Perth, Australia (the "Perth Lease") and another in Brisbane, Australia (the "Brisbane Lease"). Both leases commenced in February 2025, at which time the Company recorded a ROU asset and lease liability, with a term of 2 years through January 2027. Monthly rent payments are approximately A$8.9 thousand, and the total security deposit is A$44.0 thousand. The Company has rent abatement for the first 2 months of the Brisbane Lease and for the first 3 months of the Perth Lease. The Brisbane and Perth leases are for ABACUS-2 clinical trial sites, with rent costs fully reimbursed by TOI.
In March 2025, the Company entered into a new lease in Encinitas, California (the "New Encinitas Lease"). The New Encinitas Lease will commence in June 2025 with a term of 3 years and 3 months through August 31, 2028. Monthly rent payments will be approximately $8.4 thousand per month and will increase by approximately 4% each year on the anniversary of the commencement, starting in 2026. The Company has rent abatement for the first 2 months of the lease and maintains a security deposit of $9.4 thousand.
Operating lease expense, consisting of the reduction of the right-of-use asset and the imputed interest on the lease liability, totaled $13,845 and $20,231 for the three months ended March 31, 2025 and 2024, respectively.The remaining lease terms range from less than 30 days to 3.5 years.
Supplemental balance sheet information related to the leases is as follows as of March 31, 2025:

Weighted-Average Remaining Lease Term	2.27 years
Weighted-Average Discount Rate	6.6%
Future annual minimum lease payments under non-cancellable operating leases as of March 31, 2025 are as follows:

Years Ending December 31,
2025 (remaining months)	$59,207
2026	81,666
2027	19,714
2028	11,144
Total Lease Liabilities	171,731
Less Amounts Representing Interest	(12,707)
Total	159,024
Less Current Portion	(71,554)
$87,470

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2025
License and Exclusive Rights Agreements
The Company is a party to six license agreements as previously disclosed in Note 12 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the terms of these agreements during the three months ended March 31, 2025.
Grant Funding
In April 2024, the Company received grant funding of $20,000 from the Choroideremia Research Foundation in support of validating functional vision assessments for patients with profound blindness. This grant funding will aid in further validation of a suite of tests expected to be used in the upcoming ABACUS-2 Phase 2 clinical trial assessing KIO-301.
Contingent Consideration
The purchase price of various acquisitions in prior periods included contingent consideration, which consisted of various cash earn-out payments upon the achievement of certain milestones. Below are the maximum obligation payments per the respective agreements and estimated fair value of contingent consideration payments remaining as of March 31, 2025.

	Maximum Obligation per Agreements	Current Fair Value Estimated
Bayon	$7,135,000	$2,355,232
Panoptes	9,500,000	2,111,450
	$16,635,000	$4,466,682
Credit Line Agreement
In March 2025, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $10.0 million revolving line of credit. The Credit Line bears interest at the 30-day Secured Overnight Financing Rate ("SOFR") average, plus 1.5%. The SOFR rate is variable. The Credit Line is secured by a first priority lien and security interest in the Company’s marketable securities held in its managed investment accounts with UBS. As of March 31, 2025 the line was unused.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2025

9. Segment Information

The Company operates in and reports as a single reportable segment, focused on the development of innovative ophthalmic pharmaceutical products.

Our Chief Operating Decision Maker "CODM" is our President and Chief Executive Officer. The CODM does not evaluate profitability nor evaluate performance or allocate resources below the level of the consolidated Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM reviews operating expenses and net (loss) income presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. These metrics serve as benchmarks to evaluate the business, measure performance, identify trends, prepare financial projections, and make strategic decisions. The CODM does not evaluate performance or allocate resources based on segment assets data; therefore, total segment assets are not presented. As part of the adoption of ASU 2023-07, the comparative prior period segment information has been disclosed herein to align with the current year’s presentation.

The following table presents the revenue, significant expenses, and net (loss) income for the Company’s single reportable segment:

	Three Months Ended March 31,
	2025	2024
Total Revenue	$—	$16,000,000
Less: Significant and Other Segment Expenses
General and Administrative	1,489,398	1,296,441
Research and Development
KIO-101	3,014	10,474
KIO-104[1]	(149,326)	1,639
KIO-201	—	30,875
KIO-301	2,101,850	1,018,847
KIO-301 Collaboration Credit	(1,966,123)	(190,553)
Unallocated Research and Development Expenses[2]	576,349	622,377
Change in Fair Value of Contingent Consideration	275,192	(12,194)
Interest Income, Net	(277,321)	(223,235)
Other Segment Expenses[3]	16,941	(7,878)
Income Tax Expense	123,006	—
Net (Loss) Income	$(2,192,980)	$13,453,207
1 Net of research tax credit offset, including a cumulative catch-up for the 2024 expense credit that was recorded in Q1 2025 upon confirmation of approval.
2 Unallocated research and development expenses primarily include personnel costs, research consulting and scientific advisory expenses.
3 Other segment expenses primarily include interest expense, other income, net, and loss on disposal of fixed assets.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2025
10. Subsequent Events
In April 2025, the Company and Dômes Pharma, successor to SentrX Animal Care Inc., agreed to terminate the license agreement dated June 7, 2023 given the Company's decision to cease continued development of KIO-201 in combination with an antibiotic, and thereby to cease continued maintenance of all related licensed IP. Dômes Pharma elected not to resume the prosecution and maintenance of the licensed IP.
In May 2025, the Company terminated the ESPP effective as of April 30, 2025. The Company has provided notice of the ESPP's termination to the Company's employees and ESPP participants, and there are no employee funds currently held for purchasing shares of Common Stock under the ESPP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 17 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2025. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Quarterly Report on Form 10-Q.
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
In October 2024, we, in collaboration with our partner TOI, announced that we received regulatory approval to initiate a Phase 2 clinical trial to investigate KIO-301 for vision restoration in patients with retinitis pigmentosa. The ABACUS-2 trial is expected be a 36 patient, multi-center, double-masked, randomized, controlled, multiple dose study enrolling patients with ultra-low vision or no light perception regardless of their underlying gene mutation associated with retinitis pigmentosa. Enrollment is expected to begin in Q2 2025 following validation of novel functional vision endpoints. These functional assessments may serve as approvable primary endpoints in subsequent registration studies in the United States, Europe and other major regions.
Based on results of ABACUS-1, we have the opportunity to expand development of KIO-301 to treat patients with late stages of Choroideremia and Stargardt disease. These diseases have a similar underlying late-stage pathology as Retinitis Pigmentosa, hence the mechanism of action of KIO-301 could potentially provide a similar benefit to these patients.
We are also planning to develop KIO-104 for the treatment of retinal inflammatory diseases including Posterior Non-Infectious Uveitis, a rare T cell-mediated, intraocular inflammatory disease and diabetic macular edema. KIO-104 is a novel and potent small molecule inhibitor of dihydroorotate dehydrogenase ("DHODH"), formulated for intravitreal delivery and ideally suited to suppress overactive T-cell activity to treat the underlying condition. Data from a previous Phase 1/2a study in patients with Posterior Non-Infectious Uveitis, reported in October 2022, showed that a single injection of KIO-104 decreased intraocular inflammation and improved visual acuity significantly for the duration of the study. Further, KIO-104 reduced macular edema (swelling) which if unchecked, can lead to permanent vision loss. The drug was well tolerated, with no serious side effects on intraocular tissues or other serious adverse events observed. We are currently approved to start enrolling patients in a Phase 2 trial for KIO-104 in retinal inflammation and expect enrollment to commence in Q2 2025.
We have an additional asset, KIO-101, that we are currently seeking to partner. KIO-101 is based on the same molecule as KIO-104, however formulated for topical, eye drop delivery.
Throughout our history we have not generated significant revenue; however, in January 2024 we entered into the License Agreement with TOI, whereby we recognized $16 million in collaboration revenue related to the upfront payment. We have never been profitable and from inception through March 31, 2025, our losses from operations have aggregated $145.6 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our product candidates. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure to support their commercialization including sales, marketing, and distribution functions.
We will need additional financing to support our continuing operations. We will seek to fund our operations through a combination of public or private sales of equity, debt financings, license and development agreements, non-dilutive grants and other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Although historically we have been successful at raising capital, including raising net proceeds of approximately $13.8 million in a private placement offering that closed on February 5, 2024, additional capital may not be available on terms favorable to Kiora, if at all. We do not know if any future offerings will succeed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash on hand and short-term investments at March 31, 2025 of approximately $3.8 million and $20.3 million, respectively, we anticipate having sufficient cash to fund currently planned operations into late 2027.
Recent Developments
None noted.
New Components of Results of Operations
None.

Results of Operations
Comparison of three months ended, March 31, 2025 and 2024
The following table summarizes the results of our operations for the three months ended March 31, 2025 and 2024:

	2025	2024	Change
Revenue:
Collaboration Revenue	$—	$16,000,000	$(16,000,000)
Total Revenue	—	16,000,000	(16,000,000)
Operating Expenses:
General and Administrative	1,489,398	1,296,441	192,957
Research and Development	2,531,887	1,684,212	847,675
Collaboration and Research Credits	(1,966,123)	(190,553)	(1,775,570)
Change in Fair Value of Contingent Consideration	275,192	(12,194)	287,386
Total Operating Expenses	2,330,354	2,777,906	(447,552)
Other Income, Net	260,380	231,113	29,267
(Loss) Income Before Income Tax Expense	(2,069,974)	13,453,207	(15,523,181)
Income Tax Expense	(123,006)	—	(123,006)
Net (Loss) Income	$(2,192,980)	$13,453,207	$(15,646,187)
Revenue. The decrease of $16.0 million was attributable to the revenue recognized from the upfront payment pursuant the strategic development and commercialization agreement with TOI.
General and Administrative Expenses. The increase of $0.2 million was driven primarily by personnel related costs of related to higher salary and bonus expenses.
Research and Development Expenses. The increase of $0.8 million was primarily due to increased preclinical, CMC and clinical trial related expenses of $1.8 million, partially offset by a reduction in licensing fees of $0.8 million.
Collaboration and Research Credits. The increase of $1.8 million is related to increased research and development expenses for the KIO-301 program which are fully reimbursed by TOI.
Change in Fair Value of Contingent Consideration. The increase of $0.3 million was primarily driven by the timing of expected milestone payments and fluctuations in the weighted average cost of capital.
Other Income, Net. The increase of $29.3 thousand was primarily due to additional estimated interest income resulting from accrued interest on short-term marketable securities.
Liquidity and Capital Resources
Our principal liquidity needs have historically been for acquisitions, working capital, research and development, and capital expenditures. While we anticipate having sufficient cash to fund currently planned operations into late 2027, we will need additional financing to support our future operations as we develop and work toward the commercialization of new products. We will seek to fund our operations through a combination of public or private sales of equity, debt financings, license and development agreements, non-dilutive grants and other sources, which may include collaborations with third parties.
If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us. Although historically we have been successful at raising capital, most recently raising net proceeds of approximately $13.8 million in a private placement offering that closed on February 5, 2024, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We have incurred losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash on hand and short-term investments at March 31, 2025 of approximately $3.8 million and $20.3 million, respectively, we anticipate having sufficient cash to fund currently planned operations into late 2027.
Information Regarding Cash Flows
As of March 31, 2025, we had unrestricted cash and cash equivalents totaling $3.8 million and restricted cash totaling $4.1 thousand for a total of $3.8 million compared to $3.8 million at December 31, 2024. The following table sets forth the primary uses of cash for the three months ended March 31, 2025 and 2024:

	2025	2024
Net Cash (Used in) Provided by Operating Activities	$(2,704,199)	$13,624,855
Net Cash Provided by Investing Activities	$2,672,782	$—
Net Cash Provided by Financing Activities	$—	$15,247,632
Operating Activities. Net cash provided by operating activities decreased $16.3 million primarily due to an increase in net cash provided by operating activities of $13.6 million in first quarter of 2024 which was driven by the collaboration revenue recognized from the TOI agreement and the timing of research and development activities.
Investing Activities. Net cash provided by investing activities increased $2.7 million primarily due to the maturities of marketable securities. There were no marketable securities fin the first quarter of 2024.
Financing Activities. There were no financing activities for the first quarter of 2025, compared to an increase in net cash provided by financing activities during the first quarter of 2024 due to receiving net proceeds of approximately $13.8 million in a private offering that closed on February 5, 2024 and proceeds of $1.7 million from warrant exercises.
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
Based on our cash on hand and short-term investments at March 31, 2025, we believe that we will have sufficient cash to fund planned operations into late 2027. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of our products. To continue development, we will need to raise additional capital through debt and/or equity financing, grants and other arrangements. Although historically we have been successful at raising capital, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Other
For information regarding Commitments and Contingencies, refer to Note 8. Commitments and Contingencies to the Notes to the Condensed Consolidated Financial Statements of Part 1, Item 1. Financial Statements of this Form 10-Q.
Critical Accounting Estimates
Our discussion of operating results is based upon the Unaudited Condensed Consolidated Financial Statements and accompanying notes. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting policies and significant judgement and estimates are detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
As of March 31, 2025, we have no material changes from such disclosures.
Recently Issued Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 - Business, Presentation and Recent Accounting Pronouncements to the current period’s unaudited condensed consolidated financial statements.
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
In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Accounting and Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
While we are not currently a party to any legal proceedings as of March 31, 2025, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, each of which is incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described herein and in those filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Purchase of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
No officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in item 408 of Regulation S-K, during the period ended March 31, 2025.
In May 2025, the Company terminated the ESPP effective as of April 30, 2025. The Company has provided notice of the ESPP's termination to the Company's employees and ESPP participants, and there are no employee funds currently held for purchasing shares of Common Stock under the ESPP.
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

Date: May 9, 2025	By:	/s/ Brian M. Strem, Ph.D.
President and Chief Executive Officer (Principal executive officer)

Date: May 9, 2025	By:	/s/ Melissa Tosca
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