Form 10-Q
period 2025-06-30
KIORA PHARMACEUTICALS INC
filed 2025-08-08
CIK 1372514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
☐ Yes ☒ No
On August 6, 2025, there were 3,433,491 shares of the registrant’s common stock outstanding.

KIORA PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Period Ended June 30, 2025

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
Kiora Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (unaudited)	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,028,324	$3,792,322
Short-Term Investments	19,637,812	22,999,760
Prepaid Expenses and Other Current Assets	957,095	2,042,487
Collaboration Receivables	2,418,022	601,197
Tax Receivables	696,002	270,246
Total Current Assets	24,737,255	29,706,012
Non-Current Assets:
Property and Equipment, Net	106,843	5,232
Restricted Cash	4,461	4,057
Intangible Assets and In-Process R&D, Net	6,687,100	6,687,100
Operating Lease Right-of-Use Assets	349,017	57,170
Other Assets	61,007	24,913
Total Assets	$31,945,683	$36,484,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$282,537	$415,590
Accrued Expenses	2,540,493	4,588,657
Accrued Collaboration Credit	219,625	981,111
Operating Lease Liabilities	143,327	23,355
Total Current Liabilities	3,185,982	6,008,713
Non-Current Liabilities:
Contingent Consideration	4,604,456	4,191,490
Deferred Tax Liability	490,690	490,690
Deferred Collaboration Revenue	1,250,000	—
Non-Current Operating Lease Liabilities	287,079	33,815
Total Non-Current Liabilities	6,632,225	4,715,995
Total Liabilities	9,818,207	10,724,708
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding; 10,000 designated Series B, 0 shares issued and outstanding; 10,000 shares designated Series C, 0 shares issued and outstanding; 20,000 shares designated Series D, 7 shares issued and outstanding; 1,280 shares designated Series E, 0 shares issued and outstanding; 3,908 shares designated Series F, 420 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	4	4
Common Stock, $0.01 Par Value: 150,000,000 shares authorized; 3,433,491 and 3,000,788 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	272,006	267,679
Additional Paid-In Capital	169,828,797	169,156,374
Accumulated Deficit	(147,727,561)	(143,382,122)
Accumulated Other Comprehensive Loss	(245,770)	(282,159)
Total Stockholders’ Equity	22,127,476	25,759,776
Total Liabilities and Stockholders’ Equity	$31,945,683	$36,484,484
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Collaboration Revenue	$—	$—	$—	$16,000,000
Grant Revenue	—	20,000	—	20,000
Total Revenue	—	20,000	—	16,020,000
Operating Expenses:
General and Administrative	1,353,850	1,537,973	2,843,248	2,834,414
Research and Development	2,590,489	2,048,665	5,122,376	3,732,877
Collaboration and Research Credits	(1,685,917)	(1,141,985)	(3,652,040)	(1,332,538)
Change in Fair Value of Contingent Consideration	137,774	120,234	412,966	108,040
Total Operating Expenses	2,396,197	2,564,887	4,726,550	5,342,793
Operating (Loss) Income	(2,396,197)	(2,544,887)	(4,726,550)	10,677,207
Other Income (Expense), Net:
Interest Income, Net	225,237	342,102	501,870	565,149
Other (Expense) Income, Net	(93,556)	(18,861)	(109,809)	(10,795)
Total Other Income, Net	131,680	323,241	392,060	554,354
(Loss) Income Before Income Tax Expense	(2,264,516)	(2,221,646)	(4,334,490)	11,231,561
Income Tax (Expense) Benefit	112,057	—	(10,949)	—
Net (Loss) Income	$(2,152,459)	$(2,221,646)	$(4,345,439)	$11,231,561
Net (Loss) Income Attributable to Common Shareholders	$(2,152,459)	$(2,221,646)	$(4,345,439)	$11,231,561
Net (Loss) Income per Common Share - Basic	$(0.54)	$(0.53)	$(1.10)	$3.19
Weighted Average Shares Outstanding - Basic	3,989,042	4,170,627	3,936,649	3,526,211
Net (Loss) Income per Common Share - Diluted	$(0.54)	$(0.53)	$(1.10)	$2.79
Weighted Average Shares Outstanding - Diluted	3,989,042	4,170,627	3,936,649	4,031,174

Other Comprehensive (Loss) Income:
Net (Loss) Income	$(2,152,459)	$(2,221,646)	$(4,345,439)	$11,231,561
Unrealized Loss on Marketable Securities	(11,116)	(2,828)	(27,215)	(2,828)
Foreign Currency Translation Adjustments	62,532	21,467	63,604	(60,106)
Comprehensive (Loss) Income	$(2,101,044)	$(2,203,007)	$(4,309,050)	$11,168,627

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2025 and 2024
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	427	$4	3,000,788	$267,679	$169,304,990	$(145,575,101)	$(297,186)	$23,700,386

Stock-Based Compensation	—	—	—	—	262,774	—	—	262,774

Issuance of Common Stock from Warrant Exercises	—	—	389,634	3,896	261,463	—	—	265,359

Issuance of Common Stock from Restricted Stock Awards	—	—	43,069	431	(431)	—	—	—

Unrealized Loss on Investments	—	—	—	—	—	—	(11,116)	(11,116)

Foreign Currency Translation Adjustment	—	—	—	—	—	—	62,532	62,532

Net Loss	—	—	—	—	—	(2,152,459)	—	(2,152,459)

Balance at June 30, 2025	427	$4	3,433,491	$272,006	$169,828,797	$(147,727,561)	$(245,770)	$22,127,476

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	427	$4	2,917,355	$262,584	$168,429,797	$(133,523,648)	$(264,374)	$34,904,363

Stock-Based Compensation	—	—	—	—	149,795	—	—	149,795

Issuance of Common Stock from Warrant Exercises	—	—	53,213	4,789	245,733	—	—	250,522

Adjustments Due to the Rounding Impact from the Reverse Stock Split for Fractional Shares	—	—	(23)	—	—	—	—	—

Unrealized Loss on Investments	—	—	—	—	—	—	(2,828)	(2,828)

Foreign Currency Translation Adjustment	—	—	—	—	—	—	21,467	21,467

Net Loss	—	—	—	—	—	(2,221,646)	—	(2,221,646)

Balance at June 30, 2024	427	$4	2,970,545	$267,373	$168,825,325	$(135,745,294)	$(245,735)	$33,101,673
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2025 and 2024
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	427	$4	3,000,788	$267,679	$169,156,374	$(143,382,122)	$(282,159)	$25,759,776

Stock-Based Compensation	—	—	—	—	411,390	—	—	411,390

Issuance of Common Stock from Warrant Exercises	—	—	389,634	3,896	261,464	—	—	265,360

Issuance of Common Stock from Restricted Stock Awards	—	—	43,069	431	(431)	—	—	—

Unrealized Loss on Investments	—	—	—	—	—	—	(27,215)	(27,215)

Foreign Currency Translation Adjustment	—	—	—	—	—	—	63,604	63,604

Net Income	—	—	—	—	—	(4,345,439)	—	(4,345,439)

Balance at June 30, 2025	427	$4	3,433,491	$272,006	$169,828,797	$(147,727,561)	$(245,770)	$22,127,476

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	427	$4	856,182	$77,078	$153,192,228	$(146,976,855)	$(182,801)	$6,109,654

Stock-Based Compensation	—	—	—	—	325,238	—	—	325,238

Issuance of Common Stock and Warrants from Private Placement, Net of Offering Costs of $1.2 million	—	—	1,755,556	158,000	13,650,815	—	—	13,808,815

Issuance of Common Stock from Warrant Exercises	—	—	358,831	32,295	1,657,044	—	—	1,689,339

Adjustments Due to the Rounding Impact from the Reverse Stock Split for Fractional Shares	—	—	(24)	—	—	—	—	—

Unrealized Loss on Investments	—	—	—	—	—	—	(2,828)	(2,828)

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(60,106)	(60,106)

Net Income	—	—	—	—	—	11,231,561	—	11,231,561

Balance at June 30, 2024	$427	$4	$2,970,545	$267,373	$168,825,325	$(135,745,294)	$(245,735)	$33,101,673
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net (Loss) Income	$(4,345,439)	$11,231,561
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	3,741	11,198
Reduction of Operating Lease Right-of-Use Assets	47,364	22,891
Stock-Based Compensation	411,390	325,238
Change in Fair Value of Contingent Consideration	412,966	108,040
Investment Income and Fair Value Adjustments on Marketable Securities and Cash Equivalents	(34,415)	(71,883)
Prepaid Expenses and Other Current Assets	440,532	(120,052)
Collaboration Receivables	(1,816,825)	(1,341,297)
Research Credit Receivables	(414,288)	55,910
Tax Receivables	17,774	(367,553)
Other Assets	(35,502)	8,322
Accounts Payable	509,579	66,427
Accrued Expenses	(2,159,538)	(14,495)
Accrued Collaboration Credit	(756,187)	—
Deferred Collaboration Revenue	1,250,000	—
Operating Lease Liabilities	(38,785)	(22,891)
Net Cash (Used in) Provided by Operating Activities	(6,507,633)	9,891,416
Investing Activities:
Purchase of Property and Equipment	(32,195)	(51,287)
Purchases of Marketable Securities	(8,175,851)	(21,289,268)
Sales of Marketable Securities	305,000	14,790
Maturities of Marketable Securities	11,240,000	100,861
Net Cash Provided by (Used in) Investing Activities	3,336,954	(21,224,904)
Financing Activities:
Gross Proceeds from Private Placement	—	14,998,865
Issuance Costs for Private Placement	—	(1,190,049)
Exercise of Warrants	265,359	1,689,339
Proceeds from Line of Credit	1,000,000	—
Repayments of Line of Credit	(1,000,000)	—
Net Cash Provided by Financing Activities	265,359	15,498,155
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	141,725	(44,045)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(2,763,595)	4,120,622
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	3,796,379	2,458,951
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,032,785	$6,579,573

Supplemental Disclosures of Noncash Operating and Financing Activities
Creation of Right-of-Use Assets and Related Lease Liabilities	$333,677	$—
Grant of Restricted Stock Awards	$431	—
Tenant Improvements Paid Directly by Lessor	$72,810	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2025
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
Adoption of Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for us beginning in fiscal year 2025 for the annual reporting period ending December 31, 2025. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company adopted ASU 2023-09 on January 1, 2025. The adoption of ASU 2023-09 is not expected to have a material effect on the condensed consolidated financial statements and related disclosures.
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
Liquidity and Capital Resources
At June 30, 2025, the Company had unrestricted Cash and Cash Equivalents of $1.0 million and Short-term Investments of $19.6 million, and an Accumulated Deficit of $147.7 million. With the exception of the year ended December 31, 2024, Kiora has incurred annual losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash and short-term investments on hand at June 30, 2025, the Company anticipates having sufficient cash to fund its planned operations into late 2027 and does not currently anticipate an immediate need to raise additional capital to fund operations.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2025
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
June 30, 2025
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
Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s balance sheet. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as the current portion of deferred revenue. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as deferred revenue, net of current portion. As of June 30, 2025 and 2024, the Company did not have a deferred revenue balance.
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
Collaboration Agreements
The Company has entered into an option agreement and a research agreement that fall under the scope of ASC 808, Collaborative Arrangements. Reimbursements from a collaboration partner are recorded as a reduction to research and development expense in the condensed consolidated statements of operations and comprehensive (loss) income. Similarly, amounts that are owed to a collaboration partner are recognized as

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2025
research and development expense in the condensed consolidated statements of operations and comprehensive (loss) income.
In-Process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project as an indefinite-lived intangible asset and evaluates this asset at least annually for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. The Company performed an annual evaluation of its indefinite-lived intangible assets for impairment as of August 31, 2024 with a quantitative analysis using the Income Approach. At June 30, 2025 and December 31, 2024, there was $6.7 million of in-process R&D as part of intangible assets and in-process R&D, net on the condensed consolidated balance sheets.

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

Refunds for Research and Development

The Company through its subsidiaries, Kiora Pharmaceuticals GmbH and Kiora Pharmaceuticals Pty Ltd., is eligible to receive certain refundable tax incentives associated with its research and development expenses in Austria and Australia. These refunds are realized in the form of a cash payment when received, following the eligible incurred research and development expenses. Following the approval of a research finding by the tax authority, the Company records the refundable payment as a tax receivable and a reduction in expense in the period in which the research and development expenses are incurred. In situations where a new research application has not yet been approved by the tax authority, the Company records the tax receivable and reduction of expense in the period following approval. As of June 30, 2025 and December 31, 2024, the Company has a research and development tax receivable of $0.4 million and $0.2 million, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to confirm to the presentation of the current period financial statements. Such reclassifications have no material effect on the reported financial results.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2025
2. Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
A summary of cash and cash equivalents and restricted cash is as follows:

	June 30, 2025	December 31, 2024
Cash and Cash Equivalents	$1,028,324	$3,792,322
Restricted Cash, Non-current	4,461	4,057
Total Cash, Cash Equivalents and Restricted Cash	$1,032,785	$3,796,379
Non-current restricted cash consists of deposits with financial institutions for corporate credit cards.

Short-term Investments
The following table summarizes short-term investments as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Government Agency Securities	$15,242,609	$1,004	$(2,684)	$15,240,929
Corporate Debt Securities	4,392,698	4,704	(519)	4,396,882
Total Short-term Investments	$19,635,307	$5,707	$(3,203)	$19,637,812

	As of December 31, 2024
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
US Treasuries	$92,273	$40	$—	$92,313
Government Agency Securities	18,517,164	28,008	(4,621)	18,540,551
Corporate Debt Securities	4,058,879	5,901	(2,107)	4,062,673
Asset Backed Securities	301,844	2,379	—	304,223
Total Short-term Investments	$22,970,160	$36,328	$(6,728)	$22,999,760
The following table summarizes the maturities of the Company's short-term investments at June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$18,953,710	$18,954,981
Due in one to five years	681,597	682,831
Total Short-term Investments	$19,635,307	$19,637,812

	As of December 31, 2024
	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,659,580	$21,688,074
Due in one to five years	1,310,580	1,311,686
Total Short-term Investments	$22,970,160	$22,999,760

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2025
The following table shows the Company's available-for-sale investments' gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Less than 12 months
	Count	Fair Value	Unrealized Losses
Government Agency Securities	9	$9,483,612	$(2,684)
Corporate Debt Securities	10	703,153	(519)
Total	19	$10,186,765	$(3,203)

	As of December 31, 2024
	Less than 12 months
	Count	Fair Value	Unrealized Losses
Government Agency Securities	4	$3,369,962	$(4,621)
Corporate Debt Securities	9	801,149	(2,107)
Total	13	$4,171,111	$(6,728)
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	June 30, 2025	December 31, 2024
Prepaid Research and Development	$746,316	$1,814,795
Prepaid General and Administrative	130,737	131,550
Prepaid Insurance	80,042	96,142
Total Prepaid Expenses and Other Current Assets	$957,095	$2,042,487
Tax and Other Receivables
Tax and other receivables consist of the following:

	June 30, 2025	December 31, 2024
Research Tax Credits	$445,847	$223,184
Other Tax Receivables	30,530	47,063
Accrued Collaboration Credit	219,625	$—
Total Tax Receivables	$696,002	$270,246
Accrued Expenses

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2025
Accrued expenses consist of the following:

	June 30, 2025	December 31, 2024
Payroll and Benefits	$828,438	$1,169,618
Professional Fees	98,110	55,032
Clinical Trials	648,601	875,072
Income Tax	917,480	2,328,042
Other	47,865	160,893
Total Accrued Expenses	$2,540,493	$4,588,657
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
The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of June 30, 2025	Total	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents:
Money Market Funds	$283,475	$283,475	$—	$—
US Treasury Securities	275,710	—	275,710	—
Total Cash Equivalents Measured at Fair Value	$559,185	$283,475	$275,710	$—

Short-term Investments:
Government Agency Securities	$15,240,929	$—	$15,240,929	$—
Corporate Debt Securities	4,396,882	—	4,396,882	—
Total Short-term Investments Measured at Fair Value	$19,637,812	$—	$19,637,812	$—

Total Assets Measured at Fair Value	$20,196,996	$283,475	$19,913,522	$—

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2025

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2024	Total	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents:
Money Market Funds	$562,604	$562,604	$—	$—
US Treasury Securities	691,917	—	691,917	—
Total Cash Equivalents Measured at Fair Value	$1,254,521	$562,604	$691,917	$—

Short-term Investments:
US Treasury Securities	$92,314	$—	$92,314	$—
Government Agency Securities	18,540,550	—	18,540,550	—
Corporate Debt Securities	4,062,673	—	4,062,673	—
Asset Backed Securities	304,223	—	304,223	—
Total Short-term Investments Measured at Fair Value	$22,999,760	$—	$22,999,760	$—

Total Assets Measured at Fair Value	$24,254,281	$562,604	$23,691,677	$—

In connection with historical acquisitions, additional consideration may be owed by the Company related to the achievement of certain milestones and such contingent consideration payments are required by U.S. GAAP to be presented at fair value. The following table provides information for liabilities measured at fair value on a recurring basis using Level 3 inputs:

	June 30, 2025	December 31, 2024
Contingent Consideration:
Non-current	$4,604,456	$4,191,490
Total Contingent Consideration	$4,604,456	$4,191,490
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

	Valuation Technique	Unobservable Inputs	June 30, 2025	December 31, 2024
	Discounted cash flow	Payment discount rate	14.1%	15.1%
Bayon		Payment period	2027 - 2029	2027 - 2029
Panoptes		Payment period	2027 - 2028	2027 - 2028
Bayon		Probability of success for payment	48% - 77%	48% - 77%
Panoptes		Probability of success for payment	30% - 33%	30% - 33%
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. The change in fair value of contingent

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2025
consideration of $0.4 million for the six months ended June 30, 2025, was primarily driven by a decrease in the discount rate. The change in fair value of contingent consideration of $108.0 thousand for the six months ended June 30, 2024 was primarily driven by an increase in the discount rate. The change in fair value of contingent consideration is recorded within operating expenses on the accompanying condensed consolidated statements of operations and comprehensive (loss) income.
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
As of June 30, 2025, the Company assessed qualitative factors to determine whether events and circumstances indicate impairment, and concluded that it is not more likely than not that any assets are impaired.
4. Capital Stock
During May 2025 and June 2025, 133 and 56,168 shares of common stock, respectively, were issued upon the exercise of Class C Warrants at $4.7079 per share for aggregate proceeds of approximately $0.3 million.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2025
On May 1, 2024, the Company filed a certificate of amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock to 150,000,000.
On January 31, 2024, the Company entered into a private placement agreement with Maxim Group LLC serving as placement agent for 1,755,556 shares of common stock, pre-funded warrants to purchase up to 1,261,582 shares of common stock, and accompanying Tranche A and Tranche B warrants to purchase up to an aggregate of 5,486,066 shares of common stock. The total net proceeds from the private placement were approximately $13.8 million. During June 2025, 333,333 shares of common stock were issued upon the exercise of pre-funded warrants.
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
5. Warrants
The following is a summary of warrant activity for the Company’s equity-classified warrants for the six months ended June 30, 2025:

	Number of Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2024	7,389,523	$7.06	5.06
Issued	—	$—
Exercised	(389,634)	$0.68
Expired	(69)	$4,500
Outstanding at June 30, 2025	6,999,820	$7.37	4.38
6. Net (Loss) Income per Share - Basic and Diluted
Basic and diluted net (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted-average number of common shares outstanding for the time period, which for basic net (loss) income per share, does not include the weighted-average unvested restricted common stock that has been issued and is subject to forfeiture totaling 88,432 and 24,094 shares for the three months ended June 30, 2025 and 2024, respectively, and 67,016 and 24,094 shares for the six months ended June 30, 2025 and 2024, respectively.
Dilutive common equivalent shares consist of stock options, warrants, and preferred stock and are calculated using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants. Common equivalent shares do not qualify as participating securities. In periods where the Company records a net loss, unvested restricted common stock and potential common stock equivalents are not included in the calculation of

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2025
diluted net (loss) income per share as their effect would be anti-dilutive. The following is a summary of potentially dilutive securities excluded from the calculation of diluted net (loss) income per share as of June 30, 2025 and 2024:

	2025	2024
Common Stock Warrants, Excluding Pre-funded Warrants	5,738,238	5,661,699
Employee Stock Options	408,161	88,993
Restricted Stock	88,432	24,094
Preferred Stock, as Converted into Common Stock	42,426	42,426
Common Stock Reserved for Future Issuance	570,846	54,695
Total	6,848,103	5,871,907
7. Stock-Based Compensation
Equity Incentive Plans
The Company's Board of Directors (the "Board") adopted the 2014 Equity Incentive Plan (the "2014 Plan") and the Employee Stock Purchase Plan (the “ESPP”) and the Company's Stockholders approved the 2014 Plan and ESPP in February 2015. The Board subsequently adopted the 2024 Equity Incentive Plan (the "2024 Plan") and the Company's Stockholders approved the Plan in May 2024. Following adoption of the 2024 Plan, no further grants were made under the 2014 Plan. In May 2025, the Board determined that the potential future benefits of the ESPP were outweighed by the costs of its administration and terminated the ESPP effective as of April 30, 2025.
Consistent with the 2014 Plan, the 2024 Plan provides for the granting of stock options (incentive and nonqualified), restricted stock or other stock-based awards to employees, officers, directors, consultants, and advisors. The Board is responsible for administration of the 2024 Plan. The Company’s Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted to any officer, employee, consultant, or director at an exercise price per share of not less than the par value per share. In January 2025, the number of shares of common stock issuable under the 2024 Plan automatically increased by 120,031 shares pursuant to the terms of the 2024 Plan. As of June 30, 2025, the maximum number of shares of Common Stock that may be issued pursuant to the 2024 Plan was 853,133 of which 280,892 shares were available for awards.
Stock-based compensation expense is presented in the same expense line items as cash compensation paid and for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and Development	$96,117	$94,092	181,061	188,663
General and Administrative	166,657	55,703	230,329	136,575
Total Stock-Based Compensation Expense	$262,774	$149,795	411,390	325,238
Stock Options
The Company grants time-based stock options which generally vest one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. The fair value of time-

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2025
based stock options is determined using the Black-Scholes Option Pricing Model, with such value recognized as expense over the service period, which is typically three years, net of actual forfeitures. There were no grants made during the six months ended June 30, 2024, and therefore no assumptions used to determine the fair value.

	Six months ended June 30,
	2025	2024
Risk-Free Interest Rate	3.97%	N/A
Expected Life (years)	6	N/A
Expected Stock Price Volatility	136.6%	N/A
Expected Dividend Yield	—%	—%

The weighted-average grant date fair value of options granted for the six months ending June 30, 2025 was $2.68. The expected term of the options granted is based on management's estimate. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options amounted to $0.8 million as of June 30, 2025 and is expected to be recognized over a weighted average period of approximately 3.16 years.
Following is a summary of stock option activity for the six months ended June 30, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term in Years
Outstanding at December 31, 2024	161,303	$21.15	9.00
Granted	246,885	$2.93
Expired	(27)	$23,490
Outstanding at June 30, 2025	408,161	$8.58	9.26
Exercisable and vested at June 30, 2025	64,202	$34.98	8.05
The stock options outstanding and exercisable as of June 30, 2025 had no aggregate intrinsic value. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $2.88, the closing price of the Company’s stock on June 30, 2025.
Restricted Stock Awards
Restricted stock compensation expense is recognized over the vesting period, which is typically one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. Unamortized compensation expense related to the restricted stock awards amounted to $0.3 million as of June 30, 2025 and is expected to be recognized over a weighted average period of approximately 3.51 years. The following is a summary of restricted stock activity for the six months ended June 30, 2025:

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Term in Years
Non-vested Outstanding at December 31, 2024	46,697	$7.56	2.19
Awarded	43,069	$2.93
Released	(1,334)	$34.45
Non-vested Outstanding at June 30, 2025	88,432	$4.90	2.22

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2025
8. Collaboration Agreements
In May 2025, the Company entered into an exclusive option agreement (the "Option Agreement") with Senju Pharmaceutical Co., Ltd ("Senju"). Under the agreement, the Company granted Senju an exclusive option to obtain a license to the development and commercialization rights of KIO-301 for the treatment of ophthalmic diseases in certain key countries in Asia, including Japan and China. The Company concluded that the Option Agreement contains two material performance obligations, the Option and the future License. The Option was deemed a material right per ASC 606 and therefore a separate performance obligation. However, the Company also determined that the Option performance obligation is not capable of being distinct because it is interrelated to the future License Agreement. There is no financing component in the Option Agreement.
The Option Agreement provides for a nonrefundable upfront payment of $1.25 million, which has been deferred and recorded the consideration as a contract liability within the deferred collaboration revenue on the condensed consolidated balance sheet. Revenue associated with the option fee will be recognized at the earlier of the exercise of the option or expiration of the option term.

Similarly, the associated contract costs specifically, sublicense fees, will be included in prepaid expenses and expensed when incurred, at the earlier of the exercise or expiration of the option.
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

The initial transaction price was allocated to the one performance obligation identified (the License), which was transferred to TOI at the execution of the License Agreement and the entire $16.0 million transaction price was recognized in the first quarter of 2024 upon the satisfaction of the license performance obligations. Variable components of consideration related to development and regulatory milestones, commercial milestones, and royalties will be allocated to the transaction price if and when they occur. When it is probable that including milestones in the transaction price will not result in significant reversals of cumulative revenue in future periods, the Company will recognize the revenue for the milestones immediately since the license performance obligation to which the milestones relate has already been fully satisfied when the change in estimate of the variable consideration occurs. Since the reimbursement for the development activities clearly relates to those activities and are accounted for under ASC 808, the Company will recognize those amounts that are due from TOI as contra-R&D expense.

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

9. Commitments and Contingencies
Leases
The Company is party to five real property operating leases for the rental of office and clinical trial space.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2025
In February 2022, the Company entered into an 18-month lease for an office facility in Encinitas, California (the "Encinitas Lease"). The Encinitas Lease commenced in May 2022 and was amended to extend its lease term through April 30, 2025. The Company recorded a right-of use ("ROU") asset and lease liability upon lease commencement and lease amendment in May 2022 and November 2023, respectively. Monthly rent payments are approximately $3.3 thousand. The security deposit of $12 thousand was refunded to the Company in May 2025 following the conclusion of the lease on April 30, 2025.
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
In March 2025, the Company entered into a new lease in Encinitas, California (the "New Encinitas Lease") which is the current headquarters for t. The New Encinitas Lease commenced in June 2025 with a term of 3 years and 3 months through August 31, 2028. Monthly rent payments are approximately $8.4 thousand per month and will increase by approximately 4% each year on the anniversary of the lease commencement, starting in 2026. The Company has rent abatement for 3 months of the lease in the form of half rent in months two, three, four, five, thirteen and fourteen, and maintains a security deposit of $9.4 thousand. The Company received $72.8 thousand from the lessor for tenant improvements.
Operating lease expense, consisting of the reduction of the right-of-use asset and the imputed interest on the lease liability, totaled $14.2 thousand and $18.4 thousand for the three months ended June 30, 2025 and 2024, respectively and $28.0 thousand and $38.6 thousand for the six months ended June 30, 2025 and 2024, respectively.The remaining lease terms range from less than 1.6 years to 3.3 years.
Supplemental balance sheet information related to the leases is as follows as of June 30, 2025:

Weighted-Average Remaining Lease Term	2.9
Weighted-Average Discount Rate	6.12%

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2025
Future annual minimum lease payments under non-cancellable operating leases as of June 30, 2025 are as follows:

Years Ending December 31,
2025 (remaining months)	$76,026
2026	171,631
2027	136,355
2028	85,608
Total Lease Liabilities	469,620
Less Amounts Representing Interest	(39,215)
Total	430,405
Less Current Portion	(143,327)
$287,079
Option Agreements
The Company is party to one option agreement. In May 2025, the Company entered into the Option Agreement with Senju. Under the Option Agreement, Senju paid the Company a non-refundable upfront Option Fee of $1.25 million in exchange for an exclusive Option to negotiate a sublicense for the development and commercialization rights to KIO-301 program in certain key countries in Asia, including Japan and China, following the completion of a Phase 2 clinical trial, which is currently in underway in Australia in collaboration with Thea Open Innovation (“TOI”). The Option exercise term will end after a defined period following the report of topline data from the ongoing ABACUS-2 Phase 2 clinical trial. For an additional option fee of $0.5 million, Senju can extend the exercise term. If exercised, the Option would lead to a separate sublicense agreement, with certain pre-negotiated terms, including potential additional consideration encompassing upfront, milestone, and royalty payments for a combined maximum of $110.75 million.
License and Exclusive Rights Agreements
The Company is a party to five license agreements, the details of which have been previously disclosed in Note 12 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. In April 2025, the SentrX Agreement was terminated, otherwise there have been no material changes to the terms of these agreements during the six months ended June 30, 2025.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2025
Contingent Consideration
The purchase price of various acquisitions in prior periods included contingent consideration, which consisted of various cash earn-out payments upon the achievement of certain milestones. Below are the maximum obligation payments per the respective agreements and estimated fair value of contingent consideration payments remaining as of June 30, 2025.

	Maximum Obligation per Agreements	Current Fair Value Estimated
Bayon	$7,135,000	$2,427,370
Panoptes	9,500,000	2,177,086
	$16,635,000	$4,604,456
Credit Line Agreement
In March 2025, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $10.0 million revolving line of credit. The Credit Line bears interest at the 30-day Secured Overnight Financing Rate ("SOFR") average, plus 1.5%. The SOFR rate is variable. The Credit Line is secured by a first priority lien and security interest in the Company’s marketable securities held in its managed investment accounts with UBS. During the second quarter of 2025, the Company received $1.0 million in proceeds from the line, and made payments of $1.0 million, resulting in no credit balance as of June 30, 2025.
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

Our Chief Operating Decision Maker "CODM" is our President and Chief Executive Officer. The CODM does not evaluate profitability nor evaluate performance or allocate resources below the level of the consolidated Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM reviews operating expenses and net (loss) income presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. These metrics serve as benchmarks to evaluate the business, measure performance, identify trends, prepare financial projections, and make strategic decisions. The CODM does not evaluate performance or allocate resources based on segment assets data; therefore, total segment assets are not presented. As part of the adoption of ASU 2023-07, the comparative prior period segment information has been disclosed herein to align with the current period’s presentation.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2025

The following table presents the revenue, significant expenses, and net (loss) income for the Company’s single reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Revenue	—	20,000	$—	$16,020,000
Less: Significant and Other Segment Expenses
General and Administrative	1,353,850	1,537,973	2,843,248	2,834,414
Research and Development
KIO-101	3,780	2,610	6,795	13,084
KIO-104[1]	426,347	24,258	277,022	25,897
KIO-201	—	—	—	30,875
KIO-301	2,125,633	1,088,268	4,227,484	2,107,116
KIO-301 Collaboration Credit	(1,685,917)	(1,141,985)	(3,652,040)	(1,332,538)
Unallocated R&D Expenses[2]	34,729	933,528	611,076	1,555,905
Change in Fair Value of Contingent Consideration	137,774	120,234	412,966	108,040
Interest Income, Net	(225,237)	(342,102)	(501,870)	(565,149)
Other Segment Expenses[3]	93,556	18,861	109,809	10,795
Income Tax Expense	(112,057)	—	10,949	—
Net (Loss) Income	$(2,152,459)	$(2,221,646)	$(4,345,439)	$11,231,561

11. Accrued Collaboration Credit

The “Accrued Collaboration Credit” liability on the balance sheet represents the cumulative amount of: (i) Deferred Collaboration Credits, which are prepaid R&D expenses that are eligible for reimbursement but for which the related services have not yet been provided to the Company and are currently recognized as “Collaboration Credit” on the Statement of Operations as the expenses are incurred, and (ii) Accrued Expense Adjustments, which are R&D expenses that have been incurred but have not yet been invoiced by a third-party vendor and thereby are not yet paid/submitted for reimbursement. The changes in these balances have been included in the table in Note 12 for reference in reconciling the Amount Billed/Submitted for Reimbursement compared to the amount of R&D Expenses Incurred.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning Balance	(738,534)	—	(981,111)	—
Prepaid expenses included in reimbursement, not yet incurred	163,277	(450,056)	414,581	(450,056)
Accrued expenses for work performed, not yet invoiced	351,681	248,520	342,261	248,520
Foreign currency adjustments	3,951	—	4,644	—
Ending Balance, June 30,	(219,625)	(201,536)	(219,625)	(201,536)

1 Net of research tax credit offset.
2 Unallocated research and development expenses primarily include personnel costs, research consulting and scientific advisory expenses. Beginning in 2025, personnel costs are allocated to specific programs. Previously, all personnel costs were unallocated.
3 Other segment expenses primarily include interest expense, other income, net, and loss on disposal of fixed assets.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2025
12. Roll-forward of TOI Activity

Per the terms of the license and collaboration agreement with TOI, TOI is responsible for all research and development (“R&D”) expenses related to KIO-301. This provides for the Company's right to reimbursement upon its submission to TOI of an allowable vendor invoice. Allowable vendor invoices that the Company receives may pertain to services already rendered to the Company, while others may pertain to the prepayment of services that the Company will receive in future periods.

The table below summarizes the R&D expenses submitted for reimbursement and the R&D expenses incurred by the Company related to the collaboration, including the corresponding collaboration credits. These amounts are presented for the most recent relevant periods:

Period	Amount Billed/ Submitted for Reimbursement		Amount Reimbursed/ Received		R&D Expenses Incurred	Collaboration Credits	Variance (foreign exchange timing)	Adjustment to Deferred Collaboration Credits[4]	Adjustment to Accrued Expenses[5]
Quarter ended March 31, 2024	$189,904		$—		$189,904	$(190,553)	$(649)	$—	$—
Quarter ended June 30, 2024	$1,341,297		$(189,904)		$1,139,761	$(1,141,985)	$(2,223)	$(450,056)	$248,520
Quarter ended September 30, 2024	$1,783,472		$(1,341,297)		$868,198	$(867,760)	$437	$(788,934)	$(126,340)
Quarter ended December 31, 2024	$601,197		$(1,783,472)		$739,557	$(745,052)	$(5,495)	$92,546	$45,814
Fiscal Year ended December 31, 2024	$3,915,870		$(3,314,673)		$2,937,420	$(2,945,350)	$(7,930)	$(1,146,444)	$167,994
Quarter ended March 31, 2025	$1,727,386	[6]	$(990,979)	[7]	$1,969,270	$(1,966,123)	$3,147	$251,304	$(9,420)
Quarter ended June 30, 2025	$1,168,022		$(1,337,604)		$1,682,980	$(1,685,917)	$(2,937)	$163,277	$351,681

13. Subsequent Events
In July 2025, the Company received $1.25 million from Senju for payment of the Option Fee per the terms of the Option Agreement executed on May 30, 2025.

4 Change in prepaid expenses that have not yet been incurred but which have been paid/submitted for reimbursement. The Company's contract with TOI allows for reimbursement upon the Company's receipt of an allowable vendor invoice.
5 Change in expenses incurred but not billable to TOI until invoiced by a third-party vendor.
6 Includes $389,782 billed in February 2025 related to Phase 3 activities that were reimbursed by TOI prior to quarter-end March 31, 2025, plus $1,337,604 related to reimbursable first quarter 2025 R&D expenses, subsequently reimbursed in the second quarter of 2025.
7 Includes $601,197 related to fourth quarter 2024 Collaboration Receivable and $389,782 billed and reimbursed by TOI in February 2025.

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
In October 2024, we, in collaboration with our partner TOI, announced that we received regulatory approval to initiate a Phase 2 clinical trial to investigate KIO-301 for vision restoration in patients with retinitis pigmentosa. The ABACUS-2 trial is expected be a 36 patient, multi-center, double-masked, randomized, controlled, multiple dose study enrolling patients with ultra-low vision or no light perception regardless of their underlying gene mutation associated with retinitis pigmentosa. Enrollment began in the second quarter of 2025.

Based on results of ABACUS-1, we have the opportunity to expand development of KIO-301 to treat patients with late stages of Choroideremia and Stargardt disease. These diseases have a similar underlying late-stage pathology as Retinitis Pigmentosa, hence the mechanism of action of KIO-301 could potentially provide a similar benefit to these patients.
In May 2025, we entered into an exclusive option agreement (the "Option Agreement") with Senju Pharmaceutical Co., Ltd ("Senju"). Under the agreement, we granted Senju an exclusive option to obtain an exclusive license to the development and commercialization rights of KIO-301 for the treatment of ophthalmic diseases in certain key countries in Asia, including Japan and China. In exchange, we received a nonrefundable payment of $1.25 million. In the future, if the option is exercised and a license agreement is executed, we will be eligible to receive an additional $109.5 million plus tiered royalties of up to 17.5% on net sales.
We are also developing KIO-104 for the treatment of retinal inflammatory diseases including Posterior Non-Infectious Uveitis, a rare T cell-mediated, intraocular inflammatory disease and diabetic macular edema. KIO-104 is a novel and potent small molecule inhibitor of dihydroorotate dehydrogenase ("DHODH"), formulated for intravitreal delivery and ideally suited to suppress overactive T-cell activity to treat the underlying condition. Data from a previous Phase 1/2a study in patients with Posterior Non-Infectious Uveitis, reported in October 2022, showed that a single injection of KIO-104 decreased intraocular inflammation and improved visual acuity significantly for the duration of the study. Further, KIO-104 reduced macular edema (swelling) which if unchecked, can lead to permanent vision loss. The drug was well tolerated, with no serious side effects on intraocular tissues or other serious adverse events observed. In May 2025, we received approval to start enrolling patients in a Phase 2 trial for KIO-104 in retinal inflammation and began enrollment in the second quarter of 2025.
We have an additional asset, KIO-101, that is currently available to partner. KIO-101 is based on the same molecule as KIO-104, however formulated for topical, eye drop delivery.
Throughout our history we have not generated significant revenue; however, in January 2024 we entered into the License Agreement with TOI, whereby we recognized $16 million in collaboration revenue related to the upfront payment. We have never been profitable and from inception through June 30, 2025, our losses have aggregated $147.7 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our product candidates. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure to support their commercialization including sales, marketing, and distribution functions.
We will need additional financing to support our continuing operations. We will seek to fund our operations through a combination of public or private sales of equity, debt financings, license and development agreements, non-dilutive grants and other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Although historically we have been successful at raising capital, including raising net proceeds of approximately $13.8 million in a private placement offering that closed on February 5, 2024, additional capital may not be available on terms favorable to Kiora, if at all. We do not know if any future offerings will succeed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash on hand and short-term investments at June 30, 2025 of approximately $1.0 million and $19.6 million, respectively, we anticipate having sufficient cash to fund currently planned operations into late 2027.
Recent Developments
All material developments as of June 30, 2025, have been discussed in the Executive Summary above.
New Components of Results of Operations
None.

Results of Operations
Comparison of three months ended, June 30, 2025 and 2024
The following table summarizes the results of our operations for the three months ended June 30, 2025 and 2024:

	2025	2024	Change
Revenue:
Collaboration Revenue	$—	$—	$—
Total Revenue	—	20,000	(20,000)
Operating Expenses:
General and Administrative	1,353,850	1,537,973	(184,123)
Research and Development	2,590,489	2,048,665	541,825
Collaboration and Research Credits	(1,685,917)	(1,141,985)	(543,932)
Change in Fair Value of Contingent Consideration	137,774	120,234	17,540
Total Operating Expenses	2,396,197	2,564,887	(168,690)
Other Income, Net	131,680	323,241	(191,561)
(Loss) Income Before Income Tax Expense	(2,264,517)	(2,221,646)	(42,871)
Income Tax Expense	112,057	—	112,057
Net (Loss) Income	$(2,152,459)	$(2,221,646)	$69,187
Revenue. The increase of $0.0 million was attributable to the revenue recognized from the option fee payment pursuant the option agreement with Senju.
General and Administrative Expenses. The decrease of $0.2 million was driven primarily by professional services and travel in 2024 offset by director and personnel related costs related to salary and equity expenses.
Research and Development Expenses. The increase of $0.5 million was primarily due to increased preclinical, CMC and clinical trial related expenses of $0.8 million, partially offset by a decrease of $0.2 million for credits expected from Australian and Austrian government programs related to research and development activities.
Collaboration and Research Credits. The increase of $0.5 million is related to increased research and development expenses for the KIO-301 program which are fully reimbursed by TOI.
Other Income, Net. The decrease of $0.2 million was primarily due to higher interest income in 2024 resulting from interest on a higher carrying balance of short-term marketable securities.

Comparison of six months ended, June 30, 2025 and 2024
The following table summarizes the results of our operations for the six months ended June 30, 2025 and 2024:

	2025	2024	Change
Revenue:
Collaboration Revenue	$—	$16,000,000	$(16,000,000)
Grant Revenue	—	20,000	(20,000)
Total Revenue	—	16,020,000	(16,020,000)
Operating Expenses:
General and Administrative	2,843,248	2,834,414	8,834
Research and Development	5,122,376	3,732,877	1,389,500
Collaboration and Research Credits	(3,652,040)	(1,332,538)	(2,319,502)
Change in Fair Value of Contingent Consideration	412,966	108,040	304,926
Total Operating Expenses	4,726,550	5,342,793	(616,243)
Other Income, Net	392,060	554,354	(162,294)
Income Tax (Expense) Benefit	(10,949)	—	(10,949)
Net (Loss) Income	$(4,345,439)	$11,231,561	$(15,577,000)
Revenue. The decrease of $16.0 million was attributable to the revenue recognized from the upfront payment pursuant the strategic development and commercialization agreement with TOI of $16 million in the first quarter of 2024 compared to $1.25 million in revenue recognized in the second quarter of 2025 related to the option fee payment pursuant to the option agreement with Senju.
Research and Development Expenses. The increase of $1.4 million was primarily due to preclinical and CMC expenses of $2.0 million, clinical trial activities of $0.7 million, and salaries and benefits of $0.1 million. offset by UC licensing payments of $0.7 million in 2024 and research tax credits expected from Australian and Austrian government programs of $0.6 million.
Collaboration and Research Credits. The increase of $2.3 million is related to increased research and development expenses for the KIO-301 program which are fully reimbursed by TOI.
Change in Fair Value of Contingent Consideration. The increase of $0.3 million was primarily due to the increase in the fair value of KIO-104 and KIO-301 of approximately $0.3 million resulting from the change in the discount rate.
Other Income, Net. The decrease of $0.2 million was primarily due to higher estimated interest income in 2024 resulting from accrued interest on a higher carrying balance of short-term marketable securities.
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
If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing through our $10 million credit line with UBS would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us. Although historically we have been successful at raising capital, most recently raising net proceeds of approximately $13.8 million in a private placement offering that closed on February 5, 2024, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We have incurred losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash on hand and short-term investments at June 30, 2025 of approximately $1.0 million and $19.6 million, respectively, we anticipate having sufficient cash to fund currently planned operations into late 2027.
Information Regarding Cash Flows
As of June 30, 2025, we had unrestricted cash and cash equivalents totaling $1.0 million and restricted cash totaling $4.5 thousand for a total of $1.0 million compared to $3.8 million at December 31, 2024. The following table sets forth the primary uses of cash for the six months ended June 30, 2025 and 2024:

	2025	2024
Net Cash (Used in) Provided by Operating Activities	$(6,507,633)	$9,891,416
Net Cash Provided by (Used in) Investing Activities	$3,336,954	$(21,224,904)
Net Cash Provided by Financing Activities	$265,359	$15,498,155
Operating Activities. Net cash used in operating activities decreased $16.4 million primarily due to the collaboration revenue recognized in the first quarter of 2024 of $16 million from the TOI agreement.
Investing Activities. Net cash provided by investing activities increased $24.6 million primarily due to the purchase of marketable securities in the second quarter of 2024 of approximately $21.3 million and approximately $3.3 million in net proceeds from the maturities of marketable securities that were not reinvested in 2025.
Financing Activities. Net cash provided by financing activities decreased $15.2 million due to receiving net proceeds of approximately $13.8 million in a private offering that closed on February 5, 2024 and proceeds of $1.7 million from warrant exercises in the first quarter of 2024 compared to $0.3 million in the second quarter of 2025.
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, grants and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including our KIO-301

(outside of the territory already partnered with TOI), KIO-101, and KIO-104 products, on terms that may not be favorable to us. We have currently paused development work on KIO-101 and is available for partnership for any further development of those programs. For our active programs, if we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market KIO-301 outside of the territory already partnered with TOI and KIO-104 products, or any other products that we would otherwise prefer to develop and market ourselves.
Based on our cash on hand and short-term investments at June 30, 2025, we believe that we will have sufficient cash to fund planned operations into late 2027. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of our products. To continue development, we will need to raise additional capital through debt and/or equity financing, grants and other arrangements. Although historically we have been successful at raising capital, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
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
As of June 30, 2025, we have no material changes from such disclosures.
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
In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Accounting and Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
While we are not currently a party to any legal proceedings as of June 30, 2025, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
No officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in item 408 of Regulation S-K, during the period ended June 30, 2025.
In May 2025, we terminated our Employee Stock Purchase Plan (the "ESPP") effective as of April 30, 2025. We provided notice of the ESPP's termination to our employees and ESPP participants, and there are no employee funds currently held for purchasing shares of Common Stock under the ESPP.
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

Date: August 8, 2025	By:	/s/ Brian M. Strem, Ph.D.
President and Chief Executive Officer (Principal executive officer)

Date: August 8, 2025	By:	/s/ Melissa Tosca
Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX
The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit

10.1†
Exclusive Option Agreement, dated as of May 30, 2024, by and between Kiora Pharmaceuticals, Inc. and Senju Pharmaceutical Co., Ltd. (previously filed as an exhibit to the registrant's Current Report on Form 8-K filed on June 3, 2025 and incorporated by reference thereto).

10.2	Credit Line Agreement, dated as of March 12, 2025, by and between Kiora Pharmaceuticals, Inc. and UBS Bank USA.

10.3	Addendum to Credit Line Agreement, dated as of March 18, 2025, by and between Kiora Pharmaceuticals, Inc. and UBS Bank USA.

31.1	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______________________________
*    This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act.
†    Certain confidential portions of this exhibit were redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the identified confidential portions (i) are not material and (ii) are customarily and actually treated as private and confidential.