Form 10-Q
period 2025-09-30
KIORA PHARMACEUTICALS INC
filed 2025-11-07
CIK 1372514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
☐ Yes ☒ No
On November 5, 2025, there were 3,677,935 shares of the registrant’s common stock outstanding.

KIORA PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Period Ended September 30, 2025

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
Kiora Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (unaudited)	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,508,899	$3,792,322
Short-Term Investments	13,866,546	22,999,760
Prepaid Expenses and Other Current Assets	650,429	2,042,487
Collaboration Receivables	1,213,226	601,197
Tax and Other Receivables	1,454,756	270,246
Total Current Assets	22,693,856	29,706,012
Non-Current Assets:
Property and Equipment, Net	101,807	5,232
Restricted Cash	4,520	4,057
Intangible Assets and In-Process R&D, Net	6,687,100	6,687,100
Operating Lease Right-of-Use Assets	318,036	57,170
Other Assets	58,135	24,913
Total Assets	$29,863,454	$36,484,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$241,471	$415,590
Accrued Expenses	2,153,906	4,588,657
Accrued Collaboration Credit	29,057	981,111
Operating Lease Liabilities	155,926	23,355
Total Current Liabilities	2,580,360	6,008,713
Non-Current Liabilities:
Contingent Consideration	2,883,423	4,191,490
Deferred Tax Liability	490,690	490,690
Deferred Collaboration Revenue	1,250,000	—
Non-Current Operating Lease Liabilities	248,239	33,815
Total Non-Current Liabilities	4,872,352	4,715,995
Total Liabilities	7,452,712	10,724,708
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding; 10,000 designated Series B, 0 shares issued and outstanding; 10,000 shares designated Series C, 0 shares issued and outstanding; 20,000 shares designated Series D, 7 shares issued and outstanding; 1,280 shares designated Series E, 0 shares issued and outstanding; 3,908 shares designated Series F, 420 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	4	4
Common Stock, $0.01 Par Value: 150,000,000 shares authorized; 3,433,491 and 3,000,788 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	272,006	267,679
Additional Paid-In Capital	170,083,195	169,156,374
Accumulated Deficit	(147,700,755)	(143,382,122)
Accumulated Other Comprehensive Loss	(243,708)	(282,159)
Total Stockholders’ Equity	22,410,742	25,759,776
Total Liabilities and Stockholders’ Equity	$29,863,454	$36,484,484
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Collaboration Revenue	$—	$—	$—	$16,000,000
Grant Revenue	—	—	—	20,000
Total Revenue	—	—	—	16,020,000
Operating Expenses:
General and Administrative	1,443,827	1,380,997	4,287,075	4,215,411
Research and Development	2,729,891	2,184,991	7,852,267	5,917,868
Collaboration Credits	(1,658,248)	(867,760)	(5,310,288)	(2,200,298)
In-Process R&D Impairment	—	2,008,000	—	2,008,000
Change in Fair Value of Contingent Consideration	(1,721,033)	(1,103,991)	(1,308,067)	(995,951)
Total Operating Expenses	794,437	3,602,237	5,520,987	8,945,030
Operating (Loss) Income	(794,437)	(3,602,237)	(5,520,987)	7,074,970
Other Income (Expense), Net:
Interest Income, Net	201,822	248,840	703,692	813,989
Other Expense, Net	(23,708)	(59,929)	(133,517)	(70,724)
Total Other Income, Net	178,114	188,911	570,175	743,265
(Loss) Income Before Income Tax Benefit	(616,323)	(3,413,326)	(4,950,812)	7,818,235
Income Tax Benefit	643,129	—	632,179	—
Net (Loss) Income	$26,806	$(3,413,326)	$(4,318,633)	$7,818,235
Net (Loss) Income Attributable to Common Shareholders	$26,806	$(3,413,326)	$(4,318,633)	$7,818,235
Net (Loss) Income per Common Share - Basic	$0.01	$(0.81)	$(1.04)	$2.08
Weighted Average Shares Outstanding - Basic	4,289,853	4,214,950	4,165,568	3,757,467
Net (Loss) Income per Common Share - Diluted	$0.01	$(0.81)	$(1.04)	$1.91
Weighted Average Shares Outstanding - Diluted	4,361,740	4,214,950	4,165,568	4,092,880

Other Comprehensive (Loss) Income:
Net (Loss) Income	$26,806	$(3,413,326)	$(4,318,633)	$7,818,235
Unrealized Gain (Loss) on Marketable Securities	11,214	76,435	(16,001)	73,607
Foreign Currency Translation Adjustments	(9,153)	94,094	54,451	33,988
Comprehensive (Loss) Income	$28,867	$(3,242,797)	$(4,280,183)	$7,925,830

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2025 and 2024
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	427	$4	3,433,491	$272,006	$169,828,797	$(147,727,560)	$(245,769)	$22,127,478

Stock-Based Compensation	—	—	—	—	254,398	—	—	254,398

Unrealized Gain on Investments	—	—	—	—	—	—	11,214	11,214

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(9,153)	(9,153)

Net Income	—	—	—	—	—	26,806	—	26,806

Balance at September 30, 2025	427	$4	3,433,491	$272,006	$170,083,195	$(147,700,755)	$(243,708)	$22,410,742

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	427	$4	2,970,545	$267,373	$168,825,325	$(135,745,294)	$(245,735)	$33,101,673

Stock-Based Compensation	—	—	—	—	171,176	—	—	171,176

Adjustments Due to the Rounding Impact from the Reverse Stock Split for Fractional Shares	—	—	(361)	—	—	—	—	—

Unrealized Gain on Investments	—	—	—	—	—	—	76,435	76,435

Issuance of Common Stock from Restricted Stock Awards	—	—	30,604	306	(306)	—	—	—

Foreign Currency Translation Adjustment	—	—	—	—	—	—	94,094	94,094

Net Loss	—	—	—	—	—	(3,413,326)	—	(3,413,326)

Balance at September 30, 2024	427	$4	3,000,788	$267,679	$168,996,195	$(139,158,620)	$(75,206)	$30,030,052

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2025 and 2024
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	427	$4	3,000,788	$267,679	$169,156,374	$(143,382,122)	$(282,159)	$25,759,776

Stock-Based Compensation	—	—	—	—	665,788	—	—	665,788

Issuance of Common Stock from Warrant Exercises	—	—	389,634	3,896	261,464	—	—	265,360

Issuance of Common Stock from Restricted Stock Awards	—	—	43,069	431	(431)	—	—	—

Unrealized Loss on Investments	—	—	—	—	—	—	(16,001)	(16,001)

Foreign Currency Translation Adjustment	—	—	—	—	—	—	54,451	54,451

Net Loss	—	—	—	—	—	(4,318,633)	—	(4,318,633)

Balance at September 30, 2025	427	$4	3,433,491	$272,006	$170,083,195	$(147,700,755)	$(243,708)	$22,410,742

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2025 and 2024
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	427	$4	856,182	$77,078	$153,192,228	$(146,976,855)	$(182,801)	$6,109,654

Stock-Based Compensation	—	—	—	—	496,413	—	—	496,413

Issuance of Common Stock and Warrants from Private Placement, Net of Offering Costs of $1.2 million	—	—	1,755,556	158,000	13,650,816	—	—	13,808,816

Issuance of Common Stock from Warrant Exercises	—	—	358,831	32,295	1,657,044	—	—	1,689,339

Issuance of Common Stock from Restricted Stock Awards	—	—	30,604	306	(306)	—	—	—

Adjustments Due to the Rounding Impact from the Reverse Stock Split for Fractional Shares	—	—	(385)	—	—	—	—	—

Unrealized Gain on Investments	—	—	—	—	—	—	73,607	73,607

Foreign Currency Translation Adjustment	—	—	—	—	—	—	33,988	33,988

Net Income	—	—	—	—	—	7,818,235	—	7,818,235

Balance at September 30, 2024	$427	$4	$3,000,788	$267,679	$168,996,195	$(139,158,620)	$(75,206)	$30,030,052

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net (Loss) Income	$(4,318,633)	$7,818,235
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	14,293	13,293
Impairment of Intangible Assets	—	104,167
Reduction of Operating Lease Right-of-Use Assets	75,047	35,027
Stock-Based Compensation	665,788	496,413
Impairment of In-Process R&D	—	2,008,000
Change in Fair Value of Contingent Consideration	(1,308,067)	(995,951)
Investment Income and Fair Value Adjustments on Marketable Securities and Cash Equivalents	7,064	(230,401)
Prepaid Expenses and Other Current Assets	747,470	(250,169)
Collaboration Receivables	(612,029)	(1,783,472)
Tax Receivables	(1,154,482)	1,717,152
Other Assets	(32,617)	11,065
Accounts Payable	469,015	450,982
Accrued Expenses	(2,571,553)	319,166
Accrued Collaboration Credit	(945,267)	1,132,992
Deferred Collaboration Revenue	1,250,000	—
Operating Lease Liabilities	(66,750)	(35,026)
Net Cash (Used in) Provided by Operating Activities	(7,780,721)	10,811,473
Investing Activities:
Purchase of Property and Equipment	(32,626)	(51,287)
Purchases of Marketable Securities	(8,175,851)	(29,093,868)
Sales of Marketable Securities	305,000	150,000
Maturities of Marketable Securities	16,981,000	5,849,861
Net Cash Provided by (Used in) Investing Activities	9,077,523	(23,145,294)
Financing Activities:
Gross Proceeds from Private Placement	—	14,998,865
Issuance Costs for Private Placement	—	(1,190,049)
Exercise of Warrants	265,359	1,689,339
Proceeds from Line of Credit	2,750,000	—
Repayments of Line of Credit	(2,750,000)	—
Net Cash Provided by Financing Activities	265,359	15,498,155
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	154,879	18,254
Net Increase in Cash, Cash Equivalents and Restricted Cash	1,717,040	3,182,588
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	3,796,379	2,458,951
Cash, Cash Equivalents and Restricted Cash, End of Period	$5,513,419	$5,641,539
Supplemental Disclosures of Noncash Operating and Financing Activities
Creation of Right-of-Use Assets and Related Lease Liabilities	$335,280	$—
Grant of Restricted Stock Awards	$431	306
Tenant Improvements Paid Directly by Lessor	$72,810	$—
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2025
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
Liquidity and Capital Resources
At September 30, 2025, the Company had unrestricted Cash and Cash Equivalents of $5.5 million and Short-term Investments of $13.9 million, and an Accumulated Deficit of $147.7 million. With the exception of the year ended December 31, 2024, Kiora has incurred annual losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash and short-term investments on hand at September 30, 2025, the Company anticipates having sufficient cash to fund its planned operations into late 2027 and does not currently anticipate an immediate need to raise additional capital to fund operations.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2025
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
Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of and considers whether long-lived assets held for use have been impaired whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable, or that the period of their recovery may have changed. Management makes significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity in order to test for impairment. Management reports those long-lived assets to be disposed of and assets held for sale at the lower of carrying amount or fair value less cost to sell. Based on current facts, estimates and assumptions, management believes that no assets are impaired at September 30, 2025. There is no assurance that management’s estimates and assumptions will not change in future periods.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2025
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
Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s balance sheet. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as the current portion of deferred revenue. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as deferred revenue, net of current portion. As of September 30, 2025 and 2024, the Company did not have a deferred revenue balance.
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
September 30, 2025
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
In-Process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project as an indefinite-lived intangible asset and evaluates this asset at least annually for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. The Company performed an annual evaluation of its indefinite-lived intangible assets for impairment as of August 31, 2025 and 2024 with a quantitative analysis using the Income Approach. As of August 31, 2025, the Company recognized no impairment loss. As of August 31, 2024, due to the strategic decision to cease all future development, the estimated fair value of the KIO-201 assets was less than their carrying value. Accordingly, as of August 31, 2024, the Company recognized an impairment loss of $2.0 million which is shown in the condensed consolidated statement of operations and comprehensive loss in the line captioned "In-process R&D Impairment". At September 30, 2025 and December 31, 2024, there was $6.7 million of in-process R&D as part of intangible assets and in-process R&D, net, on the condensed consolidated balance sheets.

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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2025
Refunds for Research and Development

The Company through its subsidiaries, Kiora Pharmaceuticals GmbH and Kiora Pharmaceuticals Pty Ltd., is eligible to receive certain refundable tax incentives associated with its research and development expenses in Austria and Australia, respectively. These refunds are realized in the form of a cash payment when received, following the eligible incurred research and development expenses. Following the approval of a research finding by the tax authority, the Company records the refundable payment as a tax receivable and a reduction in expense in the period in which the research and development expenses are incurred. In situations where a new research application has not yet been approved by the tax authority, the Company records the tax receivable and reduction of expense in the period following approval. As of September 30, 2025 and December 31, 2024, the Company has a research and development tax credit receivables of $0.4 million and $0.2 million, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. Such reclassifications have no material effect on the reported financial results.
2. Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
A summary of cash and cash equivalents and restricted cash is as follows:

	September 30, 2025	December 31, 2024
Cash and Cash Equivalents	$5,508,899	$3,792,322
Restricted Cash, Non-current	4,520	4,057
Total Cash, Cash Equivalents and Restricted Cash	$5,513,419	$3,796,379
Non-current restricted cash consists of deposits with financial institutions for corporate credit cards.

Short-term Investments
The following table summarizes short-term investments as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Government Agency Securities	$10,202,625	$6,514	$—	$10,209,139
Corporate Debt Securities	3,650,202	7,206	(1)	3,657,407
Total Short-term Investments	$13,852,827	$13,720	$(1)	$13,866,546

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2025

	As of December 31, 2024
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
US Treasuries	$92,273	$40	$—	$92,313
Government Agency Securities	18,517,164	28,008	(4,621)	18,540,551
Corporate Debt Securities	4,058,879	5,901	(2,107)	4,062,673
Asset Backed Securities	301,844	2,379	—	304,223
Total Short-term Investments	$22,970,160	$36,328	$(6,728)	$22,999,760
The following table summarizes the maturities of the Company's short-term investments at September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$13,763,072	$13,776,261
Due in one to five years	89,755	90,285
Total Short-term Investments	$13,852,827	$13,866,546

	As of December 31, 2024
	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,659,580	$21,688,074
Due in one to five years	1,310,580	1,311,686
Total Short-term Investments	$22,970,160	$22,999,760
The following table shows the Company's available-for-sale investments' gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Less than 12 months
	Count	Fair Value	Unrealized Losses
Corporate Debt Securities	1	$15,192	$(1)
Total	1	$15,192	$(1)

	As of December 31, 2024
	Less than 12 months
	Count	Fair Value	Unrealized Losses
Government Agency Securities	4	$3,369,962	$(4,621)
Corporate Debt Securities	9	801,149	(2,107)
Total	13	$4,171,111	$(6,728)
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2025
economic conditions, and not from a decline in credit of their underlying issuers. The Company may be required to sell these investments prior to maturity to implement management strategies, however, it is not likely that the Company will sell these investments before recovery of their amortized cost basis. As such, the Company has classified these losses as temporary in nature.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	September 30, 2025	December 31, 2024
Prepaid Research and Development	$444,742	$1,814,795
Prepaid General and Administrative	129,758	131,550
Prepaid Insurance	75,929	96,142
Total Prepaid Expenses and Other Current Assets	$650,429	$2,042,487
Tax and Other Receivables
Tax and other receivables consist of the following:

	September 30, 2025	December 31, 2024
Income Tax Receivables	$1,025,000	$—
Research and Development Tax Credit Receivables	401,664	223,184
Other Tax Receivables	28,092	47,063
Total Tax Receivables	$1,454,756	$270,246

Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2025	December 31, 2024
Payroll and Benefits	$1,178,548	$1,169,618
Clinical Trials	846,903	875,072
Professional Fees	58,749	55,032
Income Tax	—	2,328,042
Other	69,706	160,893
Total Accrued Expenses	$2,153,906	$4,588,657
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2025
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
The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of September 30, 2025	Total	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents:
Money Market Funds	$3,633,176	$3,633,176	$—	$—
Total Cash Equivalents Measured at Fair Value	$3,633,176	$3,633,176	$—	$—

Short-term Investments:
Government Agency Securities	$10,209,139	$—	$10,209,139	$—
Corporate Debt Securities	3,657,407	—	3,657,407	—
Total Short-term Investments Measured at Fair Value	$13,866,546	$—	$13,866,546	$—

Total Assets Measured at Fair Value	$17,499,722	$3,633,176	$13,866,546	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2024	Total	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents:
Money Market Funds	$562,604	$562,604	$—	$—
US Treasury Securities	691,917	—	691,917	—
Total Cash Equivalents Measured at Fair Value	$1,254,521	$562,604	$691,917	$—

Short-term Investments:
US Treasury Securities	$92,314	$—	$92,314	$—
Government Agency Securities	18,540,550	—	18,540,550	—
Corporate Debt Securities	4,062,673	—	4,062,673	—
Asset Backed Securities	304,223	—	304,223	—
Total Short-term Investments Measured at Fair Value	$22,999,760	$—	$22,999,760	$—

Total Assets Measured at Fair Value	$24,254,281	$562,604	$23,691,677	$—

In connection with historical acquisitions, additional consideration may be owed by the Company related to the achievement of certain milestones and such contingent consideration payments are required by U.S. GAAP to

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2025
be presented at fair value. The following table provides information for liabilities measured at fair value on a recurring basis using Level 3 inputs:

	September 30, 2025	December 31, 2024
Contingent Consideration:
Non-current	$2,883,423	$4,191,490
Total Contingent Consideration	$2,883,423	$4,191,490
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

	Valuation Technique	Unobservable Inputs	September 30, 2025	December 31, 2024
	Discounted cash flow	Payment discount rate	13.9%	15.1%
Bayon		Payment period	2027 - 2030	2027 - 2029
Panoptes		Payment period	2029 - 2031	2027 - 2028
Bayon		Probability of success for payment	25% - 45%	48% - 77%
Panoptes		Probability of success for payment	30% - 33%	30% - 33%
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. The change in fair value of contingent consideration of $(1.3) million for the nine months ended September 30, 2025, was primarily driven by an increased discount period and changes to the development plan which lowered the probability of success to align with a focus initially on a single indication for KIO-301. This reduced probability of success is solely based on the strategic shift in the order in which indications are to be pursued and is completely independent of KIO-301's potential pathway to approval in retinitis pigmentosa. The change in fair value of contingent consideration of $1.0 million for the nine months ended September 30, 2024 was primarily driven by the strategic decision to cease continued development, or search for partnership leading to commercialization of, KIO-201. The change in fair value of contingent consideration is recorded within operating expenses on the accompanying condensed consolidated statements of operations and comprehensive (loss) income.
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
September 30, 2025
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
The Company engaged a third-party valuation firm to assist management to perform its quantitative assessment of in-process R&D as of August 31, 2025, which includes the following unobservable Level 3 inputs:

	Valuation Technique	Unobservable Inputs		Discount Rate
KIO-104	Multi-Period Excess Earnings Method	Probability of success for next development phase	17% to 36%	35.5%
KIO-301	Multi-Period Excess Earnings Method	Probability of success for next development phase	25% to 45%	35.5%
As of September 30, 2025, the Company assessed qualitative factors to determine whether events and circumstances indicate impairment, and concluded that it is not more likely than not that any assets are impaired.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2025
per share for 30 consecutive trading days following the announcement and (ii) five years from the date of shareholder approval of the warrants.
5. Warrants
The following is a summary of warrant activity for the Company’s equity-classified warrants for the nine months ended September 30, 2025:

	Number of Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2024	7,389,523	$7.06	5.06
Issued	—	$—
Exercised	(389,634)	$0.68
Expired	(69)	$4,500.00
Outstanding at September 30, 2025	6,999,820	$7.37	4.13
6. Net (Loss) Income per Share - Basic and Diluted
Basic net (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted-average number of common shares outstanding for the time period, which for basic net (loss) income per share, does not include the weighted-average unvested restricted common stock that has been issued and is subject to forfeiture totaling 71,887 and 47,601 shares for the three months ended September 30, 2025 and 2024, respectively, and 68,658 and 31,985 shares for the nine months ended September 30, 2025 and 2024, respectively.
Dilutive common equivalent shares consist of stock options, warrants, and preferred stock and are calculated using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants. Common equivalent shares do not qualify as participating securities. In periods where the Company records a net loss, unvested restricted common stock and potential common stock equivalents are not included in the calculation of diluted net (loss) income per share as their effect would be anti-dilutive. The following is a summary of potentially dilutive securities excluded from the calculation of diluted net (loss) income per share for the nine months ended September 30, 2025 and 2024:

	2025	2024
Common Stock Warrants, Excluding Pre-funded Warrants	5,738,238	5,661,699
Employee Stock Options	408,154	162,320
Restricted Stock	71,887	47,601
Preferred Stock, as Converted into Common Stock	42,426	42,426
Common Stock Reserved for Future Issuance	570,846	54,695
Total	6,831,551	5,968,741
7. Stock-Based Compensation
Equity Incentive Plans
The Company's Board of Directors (the "Board") adopted the 2014 Equity Incentive Plan (the "2014 Plan") and the Employee Stock Purchase Plan (the “ESPP”) and the Company's Stockholders approved the 2014 Plan and ESPP in February 2015. The Board subsequently adopted the 2024 Equity Incentive Plan (the "2024 Plan") and

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2025
the Company's Stockholders approved the Plan in May 2024. Following adoption of the 2024 Plan, no further grants were made under the 2014 Plan. In May 2025, the Board determined that the potential future benefits of the ESPP were outweighed by the costs of its administration and terminated the ESPP effective as of April 30, 2025.
Consistent with the 2014 Plan, the 2024 Plan provides for the granting of stock options (incentive and nonqualified), restricted stock or other stock-based awards to employees, officers, directors, consultants, and advisors. The Board is responsible for administration of the 2024 Plan. The Company’s Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted to any officer, employee, consultant, or director at an exercise price per share of not less than the par value per share. In January 2025, the number of shares of common stock issuable under the 2024 Plan automatically increased by 120,031 shares pursuant to the terms of the 2024 Plan. As of September 30, 2025, the maximum number of shares of Common Stock that may be issued pursuant to the 2024 Plan was 853,133 of which 280,892 shares were available for awards.
Stock-based compensation expense is presented in the same expense line items as cash compensation paid and for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and Development	$99,801	$98,292	$283,438	$286,955
General and Administrative	154,597	72,884	382,350	209,458
Total Stock-Based Compensation Expense	$254,398	$171,176	$665,788	$496,413
Stock Options
The Company grants time-based stock options which generally vest one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. The fair value of time-based stock options is determined using the Black-Scholes Option Pricing Model, with such value recognized as expense over the service period, which is typically three years, net of actual forfeitures. A summary of the Company's assumptions used in determining the fair value of the stock options granted during the nine months ended September 30, 2025 and 2024 is shown in the following table:

	Nine months ended September 30,
	2025	2024
Risk-Free Interest Rate	3.97%	4.44%
Expected Life (years)	6	6
Expected Stock Price Volatility	136.6%	140%
Expected Dividend Yield	—%	—%

The weighted-average grant date fair value of options granted for the nine months ended September 30, 2025 was $2.68. The expected term of the options granted is based on management's estimate. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options amounted to $0.6 million as of

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2025
September 30, 2025 and is expected to be recognized over a weighted average period of approximately 2.45 years.
Following is a summary of stock option activity for the nine months ended September 30, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term in Years
Outstanding at December 31, 2024	161,303	$21.15	9.00
Granted	246,885	$2.93
Expired	(34)	$22,645.06
Outstanding at September 30, 2025	408,154	$8.24	9.01
Exercisable and vested at September 30, 2025	104,359	$22.39	8.12
The stock options outstanding and exercisable as of September 30, 2025 had no aggregate intrinsic value. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $2.78, the closing price of the Company’s stock on September 30, 2025.
Restricted Stock Awards
Restricted stock compensation expense is recognized over the vesting period, which is typically one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. Unamortized compensation expense related to the restricted stock awards amounted to $0.2 million as of September 30, 2025 and is expected to be recognized over a weighted average period of approximately 2.21 years. The following is a summary of restricted stock activity for the nine months ended September 30, 2025:

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Term in Years
Non-vested Outstanding at December 31, 2024	46,697	$7.56	2.19
Awarded	43,069	$2.93
Released	(17,879)	$7.37
Non-vested Outstanding at September 30, 2025	71,887	$4.83	2.09

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
September 30, 2025
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

9. Related Party Transactions

The spouse of the Chief Development Officer is employed by the Company in a non-executive position. Total compensation for the nine months ended September 30, 2025, was approximately $181 thousand. The arrangement remains on terms consistent with those of other employees in similar roles.
10. Commitments and Contingencies
Leases
The Company is party to five real property operating leases for the rental of office and clinical trial space.
In March 2025, the Company entered into a new lease in Encinitas, California (the "New Encinitas Lease") which is the current headquarters for the Company. The New Encinitas Lease commenced in June 2025 with a term of 3 years and 3 months through August 31, 2028. Monthly rent payments are approximately $8.4 thousand per month and will increase by approximately 4% each year on the anniversary of the lease commencement, starting in 2026. The Company has rent abatement for 3 months of the lease in the form of half rent in months two, three, four, five, thirteen and fourteen, and maintains a security deposit of $9.4 thousand. The Company received $72.8 thousand from the lessor for tenant improvements.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2025
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
Operating lease expense, consisting of the reduction of the right-of-use asset and the imputed interest on the lease liability, totaled $23.3 thousand and $18.7 thousand for the three months ended September 30, 2025 and 2024, respectively and $51.3 thousand and $57.3 thousand for the nine months ended September 30, 2025 and 2024, respectively.The remaining lease terms range from less than 1.3 years to 3.1 years.
Supplemental balance sheet information related to the leases is as follows as of September 30, 2025:

Weighted-Average Remaining Lease Term	2.6 years
Weighted-Average Discount Rate	6.12%
Future annual minimum lease payments under non-cancellable operating leases as of September 30, 2025 are as follows:

Years Ending December 31,
2025 (remaining months)	$42,443
2026	172,503
2027	136,583
2028	85,636
Total Lease Liabilities	437,165
Less Amounts Representing Interest	(33,000)
Total	404,165
Less Current Portion	(155,926)
$248,239
Option Agreements
The Company is party to one option agreement. In May 2025, the Company entered into the Option Agreement with Senju. Under the Option Agreement, Senju paid the Company a non-refundable upfront Option Fee of $1.25 million in exchange for an exclusive Option to negotiate a sublicense for the development and commercialization rights to KIO-301 program in certain key countries in Asia, including Japan and China, following the completion of a Phase 2 clinical trial, which is currently in underway in Australia in collaboration with Thea Open Innovation (“TOI”). The Option exercise term will end after a defined period following the report of topline data from the ongoing ABACUS-2 Phase 2 clinical trial. For an additional option fee of $0.5 million, Senju can extend the exercise term. If exercised, the Option would lead to a separate sublicense agreement, with certain pre-negotiated terms, including potential additional consideration encompassing upfront, milestone, and royalty payments for a combined maximum of $110.75 million. Because the Option exercise period is

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2025
expected to extend beyond twelve months from the balance sheet date, the upfront option fee that is recorded as deferred collaboration revenue is classified as a long-term contingency.
License and Exclusive Rights Agreements
The Company is a party to five license agreements, the details of which have been previously disclosed in Note 12 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. In April 2025, the SentrX Agreement was terminated, otherwise there have been no material changes to the terms of these agreements during the nine months ended September 30, 2025.
Grant Funding
In April 2024, the Company received grant funding of $20,000 from the Choroideremia Research Foundation in support of validating functional vision assessments for patients with profound blindness. This grant funding supported further validation of tests that are being used in the ABACUS-2 Phase 2 clinical trial assessing KIO-301.
Contingent Consideration
The purchase price of various acquisitions in prior periods included contingent consideration, which consisted of various earn-out payments payable in cash or shares upon the achievement of certain milestones. Below are the maximum obligation payments per the respective agreements and estimated fair value of contingent consideration payments remaining as of September 30, 2025.

	Maximum Obligation per Agreements	Current Fair Value Estimated
Bayon	$7,135,000	$1,237,214
Panoptes	9,500,000	1,646,209
	$16,635,000	$2,883,423
Credit Line Agreement
In March 2025, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $10.0 million revolving line of credit. The Credit Line bears interest at the 30-day Secured Overnight Financing Rate ("SOFR") average, plus 1.5%. The SOFR rate is variable. The Credit Line is secured by a first priority lien and security interest in the Company’s marketable securities held in its managed investment accounts with UBS. During 2025, the Company received $2.8 million in proceeds from the line, and made payments of $2.8 million, resulting in no credit balance as of September 30, 2025.
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
September 30, 2025
losses, including loss or damage to property, bodily injury, general commercial liability, professional errors and omissions and medical malpractice.

11. Segment Information

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

The following table presents the revenue, significant expenses, and net (loss) income for the Company’s single reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Revenue	$—	$—	$—	$16,020,000
Less: Significant and Other Segment Expenses
General and Administrative	1,443,827	1,380,997	4,287,075	4,215,411
Research and Development
KIO-101	11,223	8,525	18,017	21,609
KIO-104[1]	255,085	611,722	532,106	637,619
KIO-201	—	—	—	30,875
KIO-301	2,057,678	743,842	6,285,162	2,850,958
KIO-301 Collaboration Credit	(1,658,248)	(867,760)	(5,310,288)	(2,200,298)
Unallocated R&D Expenses[2]	405,905	820,902	1,016,981	2,376,807
In-Process R&D Impairment	—	2,008,000	—	2,008,000
Change in Fair Value of Contingent Consideration	(1,721,033)	(1,103,991)	(1,308,067)	(995,951)
Interest Income, Net	(201,822)	(248,840)	(703,692)	(813,989)
Other Segment Expenses[3]	23,708	59,929	133,517	70,724
Income Tax Benefit	(643,129)	—	(632,179)	—
Net (Loss) Income	$26,806	$(3,413,326)	$(4,318,633)	$7,818,235

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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2025

12. Accrued Collaboration Credit

The “Accrued Collaboration Credit” liability on the Condensed Consolidated Balance Sheets represents the cumulative amount of: (i) Deferred Collaboration Credits, which are prepaid R&D expenses that are eligible for reimbursement but for which the related services have not yet been provided to the Company and are currently recognized as “Collaboration Credit” on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as the expenses are incurred, and (ii) Accrued Expense Adjustments, which are research and development ("R&D") expenses that have been incurred but have not yet been invoiced by a third-party vendor and thereby are not yet paid/submitted for reimbursement. The changes in these balances have been included in the table in Note 12 for reference in reconciling the Amount Billed/Submitted for Reimbursement compared to the amount of R&D Expenses Incurred.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning Balance	$(219,625)	$(201,536)	$(981,111)	$—
Prepaid expenses included in reimbursement, not yet incurred	10,015	(788,934)	424,596	(1,238,990)
Accrued expenses for work performed, not yet invoiced	179,141	(126,340)	521,402	122,180
Foreign currency adjustments	1,413	(2,781)	6,056	(2,781)
Ending Balance	$(29,057)	$(1,119,591)	$(29,057)	$(1,119,591)

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2025

13. Roll-forward of TOI Activity

Per the terms of the license and collaboration agreement with TOI, TOI is responsible for all R&D expenses related to KIO-301. This provides for the Company's right to reimbursement upon its submission to TOI of an allowable vendor invoice. Allowable vendor invoices that the Company receives may pertain to services already rendered to the Company, while others may pertain to the prepayment of services that the Company will receive in future periods.

The table below summarizes the R&D expenses submitted for reimbursement and the R&D expenses incurred by the Company related to the collaboration, including the corresponding collaboration credits. These amounts are presented for the most recent relevant periods:

Period	Amount Billed/ Submitted for Reimbursement		Amount Reimbursed/ Received		R&D Expenses Incurred	Collaboration Credits	Variance (foreign exchange timing)	Adjustment to Deferred Collaboration Credits[4]	Adjustment to Accrued Expenses[5]
Quarter ended March 31, 2024	$189,904		$—		$189,904	$(190,553)	$(649)	$—	$—
Quarter ended June 30, 2024	$1,341,297		$(189,904)		$1,139,761	$(1,141,985)	$(2,223)	$(450,056)	$248,520
Quarter ended September 30, 2024	$1,783,472		$(1,341,297)		$868,198	$(867,760)	$437	$(788,934)	$(126,340)
Quarter ended December 31, 2024	$601,197		$(1,783,472)		$739,557	$(745,052)	$(5,495)	$92,546	$45,814
Fiscal Year ended December 31, 2024	$3,915,870		$(3,314,673)		$2,937,420	$(2,945,350)	$(7,930)	$(1,146,444)	$167,994
Quarter ended March 31, 2025	$1,727,386	[6]	$(990,979)	[7]	$1,969,270	$(1,966,123)	$3,147	$251,304	$(9,420)
Quarter ended June 30, 2025	$1,168,022		$(1,337,604)		$1,682,980	$(1,685,917)	$(2,937)	$163,277	$351,681
Quarter ended September 30, 2025	$1,467,935		$(1,422,731)		$1,657,091	$(1,658,248)	$(1,117)	$10,015	$179,141
14. Subsequent Events
In October 2025, 244,444 pre-funded warrants were exercised.

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
Kiora Pharmaceuticals, Inc. is referred to herein as “Kiora”, “we,” “our,” “us,” and “the Company”.
Executive Summary
We are a clinical-stage, specialty pharmaceutical company developing and commercializing products for the treatment of ophthalmic diseases.
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
KIO-301 was acquired through the Bayon Therapeutics, Inc. ("Bayon") transaction that closed October 21, 2021. We initiated a Phase 1b clinical trial (ABACUS-1) in the third quarter of 2022. Topline data from this trial was presented at the American Academy of Ophthalmology annual meeting in November 2023. The complete data set was presented at the Association for Research in Vision and Ophthalmology ("ARVO") annual conference in May 2024 highlighting improvements in visual acuity, visual field and functional vision among clinical trial participants relative to baseline.
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
In October 2024, we, in collaboration with our partner TOI, announced that we received regulatory approval to initiate a Phase 2 clinical trial to investigate KIO-301 for vision restoration in patients with retinitis pigmentosa. The ABACUS-2 trial is expected be a 36 patient, multi-center, double-masked, randomized, controlled, multiple dose study enrolling patients with ultra-low vision or no light perception regardless of their underlying gene mutation associated with retinitis pigmentosa. Enrollment began in the second quarter of 2025 and dosing began in the third quarter of 2025.

Based on results of ABACUS-1, we have the opportunity to expand development of KIO-301 to treat patients with late stages of Choroideremia and Stargardt disease. These diseases have a similar underlying late-stage pathology as Retinitis Pigmentosa, hence the mechanism of action of KIO-301 could potentially provide a similar benefit to these patients.
In May 2025, we entered into an exclusive option agreement (the "Option Agreement") with Senju Pharmaceutical Co., Ltd ("Senju"). Under the agreement, we granted Senju an exclusive option to obtain an exclusive license to the development and commercialization rights of KIO-301 for the treatment of ophthalmic diseases in certain key countries in Asia, including Japan and China. In exchange, we received a nonrefundable payment of $1.25 million. In the future, if the option is exercised and a license agreement is executed, we will be eligible to receive an additional $109.5 million plus tiered royalties of up to high teen percentages on net sales.
We are also developing KIO-104 for the treatment of retinal inflammatory diseases including Posterior Non-Infectious Uveitis, a rare T cell-mediated, intraocular inflammatory disease and diabetic macular edema. KIO-104 is a novel and potent small molecule inhibitor of dihydroorotate dehydrogenase ("DHODH"), formulated for intravitreal delivery and ideally suited to suppress overactive T-cell activity to treat the underlying condition. Data from a previous Phase 1/2a study in patients with Posterior Non-Infectious Uveitis, reported in October 2022, showed that a single injection of KIO-104 decreased intraocular inflammation and improved visual acuity significantly for the duration of the study. Further, KIO-104 reduced macular edema (swelling) which if unchecked, can lead to permanent vision loss. The drug was well tolerated, with no serious side effects on intraocular tissues or other serious adverse events observed. In May 2025, we received approval to start enrolling patients in a Phase 2 trial for KIO-104 in retinal inflammation and began enrollment in the second quarter of 2025. Dosing began in the third quarter of 2025.
We have an additional asset, KIO-101, that is currently available to partner. KIO-101 is based on the same molecule as KIO-104, however formulated for topical, eye drop delivery.
Throughout our history we have not generated significant revenue; however, in January 2024 we entered into the License Agreement with TOI, whereby we recognized $16 million in collaboration revenue related to the upfront payment. With the exception of the year ended December 31, 2024, Kiora has incurred annual losses and negative cash flows since inception, and future losses are anticipated. From inception through September 30, 2025, our losses have aggregated $147.7 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our product candidates. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure to support their commercialization including sales, marketing, and distribution functions.
We will need additional financing to support our continuing operations. We will seek to fund our operations through a combination of public or private sales of equity, debt financings, license and development agreements, non-dilutive grants and other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Although historically we have been successful at raising capital, including raising net proceeds of approximately $13.8 million in a private placement offering that closed on February 5, 2024, additional capital may not be available on terms favorable to Kiora, if at all. We do not know if any future offerings will succeed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash on hand and short-term investments at September 30, 2025 of approximately $5.5 million and $13.9 million, respectively, we anticipate having sufficient cash to fund currently planned operations into late 2027.
Recent Developments
All material developments as of September 30, 2025, have been discussed in the Executive Summary above.
New Components of Results of Operations
None.

Results of Operations
Comparison of three months ended September 30, 2025 and 2024
The following table summarizes the results of our operations for the three months ended September 30, 2025 and 2024:

	2025	2024	Change
Revenue:
Collaboration Revenue	$—	$—	$—
Total Revenue	—	—	—
Operating Expenses:
General and Administrative	1,443,827	1,380,997	62,830
Research and Development	2,729,891	2,184,991	544,900
Collaboration and Research Credits	(1,658,248)	(867,760)	(790,488)
In-Process R&D Impairment	—	2,008,000	(2,008,000)
Change in Fair Value of Contingent Consideration	(1,721,033)	(1,103,991)	(617,042)
Total Operating Expenses	794,437	3,602,237	(2,807,800)
Other Income, Net	178,114	188,911	(10,797)
(Loss) Income Before Income Tax Expense	(616,323)	(3,413,326)	2,797,003
Income Tax Benefit	643,129	—	643,129
Net (Loss) Income	$26,806	$(3,413,326)	$3,440,132
General and Administrative Expenses. The increase of $0.1 million was driven primarily by increased director and personnel costs related to salary and equity expenses, partially offset by higher professional services in 2024.
Research and Development Expenses. The increase of $0.5 million was primarily due to increased preclinical, CMC and clinical trial related expenses of $0.6 million, partially offset by a decrease of $0.1 million for credits expected from Australian and Austrian government programs related to research and development activities.
Collaboration and Research Credits. The increase of $0.8 million is related to increased research and development expenses for the KIO-301 program which are fully reimbursed by TOI.
In-Process R&D Impairment. The decrease of $2.0 million was primarily due to the full impairment of KIO-201 in 2024. This was caused by a strategic decision to stop pursuing partnership opportunities for this program which we had been pursuing since August 2023.
Change in Fair Value of Contingent Consideration. The decrease of $0.6 million primarily driven by an increased discount period and changes to the development plan as discussed in Note 3, Fair Value Disclosures - Contingent Consideration Commitments and Contingencies, to the Notes to the Condensed Consolidated Financial Statements of Part 1, Item 1. Financial Statements of this Form 10-Q.
Other Income, Net. The decrease of $10.8 thousand was primarily due to lower interest income resulting from lower interest rates and a lower carrying balance of short-term marketable securities offset by the write off of an intangible asset related to the SentrX Agreement and unrealized losses related to foreign currency activity.
Income Tax Benefit. The increase of $0.6 million is due to a change in estimate for 2024 tax year resulting from new legislation included in the One Big Beautiful Bill Act (OBBBA).

Comparison of nine months ended, September 30, 2025 and 2024
The following table summarizes the results of our operations for the nine months ended September 30, 2025 and 2024:

	2025	2024	Change
Revenue:
Collaboration Revenue	$—	$16,000,000	$(16,000,000)
Grant Revenue	—	20,000	(20,000)
Total Revenue	—	16,020,000	(16,020,000)
Operating Expenses:
General and Administrative	4,287,075	4,215,411	71,664
Research and Development	7,852,267	5,917,868	1,934,399
Collaboration Credits	(5,310,288)	(2,200,298)	(3,109,990)
In-Process R&D Impairment	—	2,008,000	(2,008,000)
Change in Fair Value of Contingent Consideration	(1,308,067)	(995,951)	(312,116)
Total Operating Expenses	5,520,987	8,945,030	(3,424,043)
Other Income, Net	570,175	743,265	(173,090)
Income Tax Benefit	632,179	—	632,179
Net (Loss) Income	$(4,318,633)	$7,818,235	$(12,136,868)
Revenue. The decrease of $16.0 million was attributable to the revenue recognized from the upfront payment pursuant the strategic development and commercialization agreement with TOI of $16 million in the first quarter of 2024.
General and Administrative Expenses. The increase of $71.7 thousand was primarily due to increased personnel and benefits costs of $0.4 million, increased corporate expenses driven by stock compensation expense for new grants to board directors of $0.2 million, partially offset by lower professional services expenses of $0.6 million.
Research and Development Expenses. The increase of $1.9 million was primarily due to preclinical and CMC expenses of $1.8 million, clinical trial activities of $1.5 million, and salaries and benefits of $0.1 million, offset by UC licensing payments of $0.7 million in 2024, research tax credits expected from Australian and Austrian government programs of $0.7 million, and regulatory expenses of $0.1 million.
Collaboration and Research Credits. The increase of $3.1 million is related to increased research and development expenses for the KIO-301 program which are fully reimbursed by TOI.
In-Process R&D Impairment. The decrease of $2.0 million was primarily due to the full impairment of KIO-201. This resulted from a strategic decision to stop pursuing partnership opportunities for this program which the Company had been pursuing since August 2023.
Change in Fair Value of Contingent Consideration. The increase of $0.3 million was primarily driven by an increased discount period and changes to the development plan as discussed in Note 3, Fair Value Disclosures - Contingent Consideration Commitments and Contingencies, to the Notes to the Condensed Consolidated Financial Statements of Part 1, Item 1. Financial Statements of this Form 10-Q.
Other Income, Net. The decrease of $0.2 million was primarily due to lower interest income resulting from lower interest rates and a lower carrying balance of short-term marketable securities offset by the write off of an intangible asset related to the SentrX Agreement.
Income Tax Benefit. The increase of $0.6 million is due to a change in estimate for 2024 tax year resulting from new legislation included in the One Big Beautiful Bill Act (OBBBA).

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
If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing through our $10 million credit line with UBS would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us. Although historically we have been successful at raising capital, most recently raising net proceeds of approximately $13.8 million in a private placement offering that closed on February 5, 2024, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We have incurred losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash on hand and short-term investments at September 30, 2025 of approximately $5.5 million and $13.9 million, respectively, and all KIO-301 expenses reimbursed by our partner TOI, we anticipate having sufficient cash to fund currently planned operations into late 2027.
Information Regarding Cash Flows
As of September 30, 2025, we had unrestricted cash and cash equivalents totaling $5.5 million and restricted cash totaling $4.5 thousand for a total of $5.5 million compared to $3.8 million at December 31, 2024. The following table sets forth the primary uses of cash for the nine months ended September 30, 2025 and 2024:

	2025	2024
Net Cash (Used in) Provided by Operating Activities	$(7,780,721)	$10,811,473
Net Cash Provided by (Used in) Investing Activities	$9,077,523	$(23,145,294)
Net Cash Provided by Financing Activities	$265,359	$15,498,155
Operating Activities. Net cash used in operating activities decreased $18.6 million primarily due to the recognition of $16 million in collaboration revenue in the first quarter of 2024 related to the TOI agreement. Excluding the impact of this one-time collaboration revenue, net cash used in operating activities increased by approximately $2.6 million, primarily due to the payment of 2024 income taxes during 2025.
Investing Activities. Net cash provided by investing activities increased $32.2 million primarily due to a decrease in the purchase of marketable securities by approximately $20.9 million and increased proceeds from the maturities of marketable securities of approximately $11.1 million.
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
•establish a sales and marketing infrastructure to commercialize our KIO-301 product outside of the territory already partnered with TOI or any other future development partner;
•establish a sales and marketing infrastructure to commercialize our KIO-104 product, if approved; and
•add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, grants and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including our KIO-301 (outside of the territory already partnered with TOI), KIO-101, and KIO-104 products, on terms that may not be favorable to us. We have currently paused development work on KIO-101, which is available for partnership for any further development of those programs. For our active programs, if we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market KIO-301 outside of the territory already partnered with TOI or any other future development partner and KIO-104 products, or any other products that we would otherwise prefer to develop and market ourselves.
Based on our cash on hand and short-term investments at September 30, 2025, we believe that we will have sufficient cash to fund planned operations into late 2027. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of our products. To continue development, we will need to raise additional capital through debt and/or equity financing, grants and other arrangements. Although historically we have been successful at raising capital, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Other
For information regarding Commitments and Contingencies, refer to Note 10. Commitments and Contingencies to the Notes to the Condensed Consolidated Financial Statements of Part 1, Item 1. Financial Statements of this Form 10-Q.

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
As of September 30, 2025, we have no material changes from such disclosures.
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
In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Accounting and Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
While we are not currently a party to any legal proceedings as of September 30, 2025, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
No officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in item 408 of Regulation S-K, during the period ended September 30, 2025.
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

Date: November 7, 2025	By:	/s/ Brian M. Strem, Ph.D.
President and Chief Executive Officer (Principal executive officer)

Date: November 7, 2025	By:	/s/ Melissa Tosca
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