Form 10-K
period 2025-12-31
KIORA PHARMACEUTICALS INC
filed 2026-03-25
CIK 1372514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2025, was approximately $10,465,142. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.
At March 21, 2026, there were 3,950,628 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

1

KIORA PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2025

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
•the anticipated benefits of our exclusive option agreement with Senju Pharmaceutical Co., Ltd (Senju);
•the rate and degree of market acceptance of any of our products;
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

We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page of 21 this Annual Report on Form 10-K. You should carefully review all of these factors, as well as other risks described in our public filings. You should also be aware that there may be other factors, including factors of which we are not currently aware, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.
These forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by federal securities laws, we undertake no obligation to update these forward-looking statements to disclose material developments related to previously disclosed information.
Kiora Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I
ITEM 1. BUSINESS
Overview
We are a clinical-stage specialty pharmaceutical company developing and commercializing therapies for the treatment of retinal diseases.
We are developing KIO-301, with an initial focus on patients with later stages of vision loss due to retinitis pigmentosa (collectively including any and all sub-forms, "RP"). KIO-301 is a potential vision-restoring small molecule that acts as a “photoswitch” specifically created to restore vision in patients with inherited and age-related degenerative retinal diseases, including RP. We completed a Phase 1b clinical trial in September 2023 and presented topline results in November 2023 at the American Academy of Ophthalmology Annual Meeting. The full data package triggered multiple discussions with various potential pharmaceutical partners. After assessing available options, in January 2024, we partnered with Théa Open Innovation ("TOI"), a sister company of Laboratories Théa. In October 2024, we received regulatory approval to initiate a Phase 2 clinical trial to investigate KIO-301 in patients with retinitis pigmentosa. The ABACUS-2 trial is a 36 patient, multicenter, double-masked, randomized, controlled, multiple dose study enrolling patients with ultra-low vision or no light perception regardless of their underlying gene mutation associated with retinitis pigmentosa. Enrollment in the ABACUS-2 trial is currently ongoing. As KIO-301 and its sister molecules are ion channel modulators, the potential to treat other neurological diseases exists. KIO-301 (formerly known as B-203) was acquired through the Bayon Therapeutics, Inc. ("Bayon") transaction which closed October 21, 2021.
We are also developing KIO-104 for the treatment of retinal inflammatory diseases, including Diabetic Macular Edema (DME) and Posterior Non-Infectious Uveitis, a T cell-mediated, intraocular inflammatory disease. KIO-104 is a novel and potent, non-steroidal small-molecule inhibitor of dihydroorotate dehydrogenase ("DHODH") formulated for intravitreal delivery, and is ideally suited to suppress overactive T-cell activity to treat the underlying inflammation. We believe KIO-104 to be best-in-class with picomolar potency and a validated immune modulating mechanism of action designed to overcome the off-target side effects and safety issues associated with commercially available DHODH inhibitors. Data from a Phase 1b/2a study, reported in October 2022, showed that a single injection of KIO-104 decreased intraocular inflammation and improved visual acuity for the duration of the study. Further, there was evidence of reduced Cystoid Macular Edema from baseline. KIO-104 has also been tested in preclinical models of Proliferative Vitreoretinopathy demonstrating a dose responsive improvement in scarring size and frequency. These data were presented at the Association for Research in Vision and Ophthalmology (ARVO) annual scientific conference in May 2025. In May 2025, we received approval to start enrolling patients in a Phase 2 trial for KIO-104 in retinal inflammation. We began enrollment of the KLARITY trial in the second quarter of 2025. KLARITY is an open-label, multiple dose study of the safety, tolerability and efficacy of KIO-104 in patients with macular edema. Dosing began in the third quarter of 2025. KIO-104 (formerly known as PP-001) was acquired through the acquisition of Panoptes Pharma GmbH (Panoptes) in the fourth quarter of 2020.
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
Market Opportunity
Retinitis Pigmentosa Market Overview
More than 3.4 million patients globally are estimated to have an inherited retinal disease leading to significant or permanent vision loss. RP is the largest family of these inherited diseases. RP affects about 1 in 3,500 people worldwide. Thus, with a population of about 348.6 million in the U.S. as of March 2026, about 99,593 people in the U.S. would be expected to have RP. With a worldwide population presently estimated at over 8.2 billion, it can be estimated that approximately 2.4 million people around the world have RP.
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
While no approved therapies are available for the treatment of RP, current therapeutics in development primarily rely on genetic manipulation approaches to introduce light sensing channels into viable downstream cells, a field termed optogenetics.
Our Solution: KIO-301
KIO-301 is a novel small molecule with the potential to confer light sensitivity to patients with degenerated retinas due to either inherited or age-related diseases, which has received an ODD from the FDA. Many retinal diseases result in the death of the retinal photoreceptors, the light sensing cells in the retina. However, downstream retinal neurons, such as the bipolar and retinal ganglion cells ("RGCs") remain viable for long periods after photoreceptor death. KIO-301 selectively enters these cells and non-covalently resides on the intracellular domains of potassium and hyperpolarization-activated, cyclic nucleotide-gated voltage gated ion channels. As KIO-301 has an azobenzene core, visible light causes a rapid and reversible change in the isomeric state of the molecule, transforming from a linear molecule to an orthogonal molecule. When this happens, the voltage gated ion channels and current flux are altered, causing cellular depolarization and signaling to the brain as to the presence of light. When light is no longer touching the molecule, it reverts back to its linear state, allowing ion flux from the cells to revert to pre-stimulation activity and thus promoting repolarization and a turning “off” of the brain signaling.
This novel mechanism of action enables potential application to multiple diseases. RP is a group of inherited eye diseases that cause photoreceptor cell death. In the U.S., RP is considered an orphan disease with a prevalence of fewer than 200,000. This prevalence enables consideration for KIO-301 to qualify for an ODD in the treatment of RP, conferring increased regulatory collaboration with the FDA, and market exclusivity if clinical trials demonstrate safety and efficacy. On March 17, 2022, we were granted an ODD by the FDA for the active ingredient in KIO-301. In July 2024, we were granted Orphan Medicinal Product Designation by the European Medicines Agency for KIO-301 for the treatment of non-syndromic, rod-dominant retinal dystrophies, which includes diseases like retinitis pigmentosa, choroideremia, Stargardt disease and others. In September 2024, the European Medicines Agency expanded our Orphan Medicinal Product Designation to also include syndromic, rod-dominant retinal dystrophies that includes diseases like Usher syndrome, which has non-ocular aspects of diseases in addition to retinal involvement. Currently, no therapeutics are approved to treat patients with RP.
A possible market expansion beyond RP would be to evaluate KIO-301 in patients with other types of inherited retinal diseases of in patients with geographic atrophy (GA), an advanced stage of age-related dry macular degeneration. Like RP, GA results in photoreceptor degeneration while maintaining RGC viability. Thus, KIO-301 could benefit these patients who have lost vision. There are about 1 million patients in the U.S. with GA and to date, no therapeutics are approved to treat this disease.
Diabetic Macular Edema and Posterior Non-Infectious Uveitis Market Overview
Diabetic macular edema (DME) is a late-stage complication of patients with diabetic retinopathy. This disease is partially caused by overactive inflammation in the retina causing a build up of extracellular fluid which can cause layers of the retina to separate and thus impair vision either temporarily or permanently. It is estimated that 34.2 million Americans have diabetes and that approximately 750,000 Americans have DME. Current treatments involve chronic steroid use or anti-VEGF treatments.
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
There are approximately 0.2 million cases of posterior non-infectious uveitis annually in the U.S., UK and EU.
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
Nucleotides are required for cell growth and replication. Nucleotides are the activated precursors of nucleic acids and are necessary for the replication of the genome and the transcription of the genetic information into RNA. Nucleotides also serve as an energy source for a more select group of biological processes (adenosine triphosphate and guanosine triphosphate). They further play a role in the formation of glycogen, signal-transduction pathways, and as components of co-enzymes (nicotinamide adenine dinucleotide and flavin adenine dinucleotide). An ample supply of nucleotides in the cell is essential for cellular function.
There are two pathways for the biosynthesis of nucleotides: salvage and de novo. In the salvage pathway, the bases are recycled (salvaged) from RNA and DNA degradation. In the de novo pathway, the bases are assembled from precursor molecules (made from scratch).
One critical requirement of fast-growing or proliferating cells, such as the expansion of activated T-cells, is the requirement of an abundance of nucleotide bases. These metabolic activities will predominately utilize the de novo pathway for nucleotide biosynthesis. A key advantage of DHODH inhibition is the selectivity towards metabolically activated cells (with a high need for RNA and DNA production), which should mitigate any negative impact on normal cells. Depletion of cellular pyrimidine pools through the selective inhibition of DHODH has been shown to be a successful approach for treating certain diseases.
Currently, two first generation DHODH inhibitors have been approved in the U.S. and abroad and are marketed by Sanofi S.A. as leflunomide (Arava®) and the active metabolite teriflunomide (Aubagio®). These oral tablets are approved for the treatment of rheumatoid arthritis (RA) and multiple sclerosis (MS), respectively. These diseases are autoimmune disorders. One potential explanation for the therapeutic effects of Arava® in arthritis is the reduction in the numbers or reactivity of activated T-cells, which are involved in the pathogenesis of RA. The generally accepted view of human MS pathogenesis implicates peripheral activation of myelin-specific autoreactive T-cells that lead to inflammatory disease in the central nervous system. By blocking the de novo pyrimidine synthesis pathway via DHODH inhibition, it is suggested that Aubagio® reduces T-cell proliferation in the periphery. Arava® and Aubagio® are formulated as oral drugs, and it has been established that leflunomide is metabolized in the liver to the active metabolite teriflunomide. Hepatotoxicity was reported as a major side effect after oral administration, possibly as a result of the extent of liver metabolism. Moreover, it was shown that apart from DHODH, a series of protein kinases are inhibited by Arava® and Aubagio®.
Ocular Presentation of Rheumatoid Arthritis Market (OPRA+) Overview
Patients with systemic autoimmune diseases including Rheumatoid Arthritis (RA), are known to suffer from ocular presentation of their underlying autoimmune conditions. Secondary to inflammation and associated pathologies in the joint synovium, the eye carries significant morbidity and impact on eye health and quality of life. These ocular presentations can include signs and symptoms similar to keratoconjunctivitis sicca (KCS), episcleritis, scleritis, peripheral ulcerative keratitis, anterior uveitis, as well as retinal vasculitis. In patients with OPRA+, the surface of the eye often has significant irritation accompanied by symptoms of soreness, grittiness, light sensitivity, and dryness. Patients with RA suffer from ocular signs and symptoms at a rate reported to be 2-3X that of the general population. Furthermore, in those OPRA+ patients, up to 50% report moderate to severe signs and symptoms. Today, there are estimated to be approximately 1.8 million1 RA patients in the U.S. Approximately one-third of these patients present with OPRA+ (more than 0.5 million in the U.S.), with more than 90% seeking prescription medication to address these ophthalmic manifestations. Unfortunately, today's ocular surface anti-inflammatory medicines are usually not sufficient to treat OPRA+ as they are broad and not targeted to the underlying pathophysiology.
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
Our Strategy
Our goal is to develop products for treating disorders of the eye. The key elements of this strategy are to:
•Develop Core Assets
–Continue clinical development of KIO-301 for which a Phase 2 clinical study is actively enrolling patients with mid to late-stage retinitis pigmentosa in collaboration with TOI.
–Continue clinical development of KIO-104 for which a Phase 2 clinical study is actively enrolling patients with retinal inflammation due to diseases like diabetic macular edema and posterior non-infectious uveitis.
•Increase Equity Value through Collaborations
–Seek partnership for our KIO-101 product candidate to continue its development activities.
–Pursue strategic collaborations to further our existing assets with respect to new indication potential and more detailed mechanism of action, which can result in new intellectual property.
Collaborations
In May 2025, we entered into an exclusive option agreement (the "Option Agreement") with Senju Pharmaceutical Co., Ltd ("Senju"). Under the agreement, we granted Senju an exclusive option to obtain an exclusive license to the development and commercialization rights of KIO-301 for the treatment of ophthalmic diseases in certain key countries in Asia, including Japan and China. In exchange, we received a nonrefundable payment of $1.25 million. In the future, if the option is exercised and a license agreement is executed, we will be eligible to receive an additional $109.5 million in milestone payments plus tiered, mid double-digit royalties on net sales.
On January 25, 2024, we entered into an agreement with TOI, a sister company of Laboratories Théa, with respect to KIO-301. The agreement grants TOI the global rights (except for certain countries in Asia) to co-develop and commercialize KIO-301 in ophthalmology. We and TOI will operate under a Joint Steering Committee for the strategic and operational components of KIO-301's continued development. In exchange, we
1 Based on prevalence data from the Epidemiology of RMD study published in Rheumatology International (April 2017) 37:1551–1557.

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
Our Pipeline
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
Globally, we hold 36 active and valid patents that will expire between 2031 and 2043. We have applied for an additional 68 patents, which if approved will expire between 2035 and 2046.
Option Agreement
The Company is party to one option agreement. In May 2025, the Company entered into an exclusive option agreement (the "Option Agreement") with Senju. Under the Option Agreement, Senju paid the Company a non-refundable upfront Option Fee of $1.25 million in exchange for an exclusive Option to negotiate a sublicense for the development and commercialization rights to KIO-301 program in certain key countries in Asia, including Japan and China, following the completion of a Phase 2 clinical trial, which is currently in underway in Australia in collaboration with Thea Open Innovation (“TOI”). The Option exercise term will end after a defined period following the report of topline data from the ongoing ABACUS-2 Phase 2 clinical trial. For an additional option fee of $0.5 million, Senju can extend the exercise term. If exercised, the Option would lead to a separate sublicense agreement, with certain pre-negotiated terms, including potential additional consideration encompassing upfront, milestone, and royalty payments for a combined maximum of $110.75 million. Because the Option exercise period is expected to extend beyond twelve months from the balance sheet date, the upfront option fee that is recorded as deferred collaboration revenue is classified as a long-term contingency.
License Agreements
We are a party to five license agreements as described below. These license agreements require us to pay or receive royalties or fees to or from the licensor based on revenue or milestones related to the licensed technology.
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
On May 1, 2020, we, through our subsidiary Bayon, entered into an agreement with University of California ("UC") granting to us the exclusive rights to its pipeline of photoswitch molecules. The agreement requires us to pay an annual fee to UC of $5,000, as well as payments to UC upon the achievement of certain development milestone and royalties based on revenue relating to any product incorporating KIO-301. We are obligated to pay royalties on net sales of 2% of the first $250 million of net sales, 1.25% of net sales between $250 million and $500 million, and 0.5% of net sales over $500 million. In addition, the agreement requires us to pay sublicense fees for the grant of rights under a sublicense agreement at 8% of sublicense revenue prior to enrolling the first patient in any Phase I or Phase II (if Phase I is not performed) clinical trial of a licensed product, 6% of sublicense revenue prior to enrolling the first patient in any Phase III clinical trial of a licensed product, or 4% of sublicense revenue prior to any arms-length first commercial sale of a licensed product. On October 30, 2023, we, through our subsidiary Bayon, entered into an agreement with UC to amend the UC licensing agreement effective November 5, 2023, granting us exclusive rights to a patent application covering specific formulations of KIO-301, which was previously jointly owned by UC and Bayon. Further, Bayon has the ability to assign or transfer the agreement providing written notice is given within at least 15 days prior to any such assignment, providing written assignment agreement by successor within 30 days, and by paying an assignment fee of $30,000 within thirty days of the assignment. Per the terms of the agreement, upon execution of the amendment, we were required to pay UC $15,000. Per these terms, we made a payment to UC for $0.7 million related to the up-front payment received from TOI upon execution of the strategic development and commercialization agreement. The agreement expires on the date of the last-to-expire patent included in the licensed patent portfolio which is currently January 2030. However, if patents that are currently pending approval are issued, the license expiration would extend into 2041.
On July 2, 2013, we (through our subsidiary, Kiora Pharmaceuticals, GmbH) entered into an out-license agreement with 4SC granting 4SC the exclusive worldwide right to commercialize the API in KIO-104 for RA and inflammatory bowel disease, including Crohn’s disease and ulcerative colitis. We are eligible to receive milestone payments totaling up to €155 million, upon and subject to, the achievement of certain specified developmental and commercial milestones. We have not received any milestones from 4SC. In addition, we are eligible to receive royalties of 3.25% on net sales of any product commercialized by 4SC using the compound in KIO-101 and KIO-104.
On July 2, 2013, we (through our subsidiary, Kiora Pharmaceuticals, GmbH) entered into a patent and know-how assignment agreement with 4SC Discovery GmbH (4SC) transferring to us all patent rights and know-how to the compound KIO-101. We are responsible for paying royalties of 3.25% on net sales of KIO-104, or any other therapeutic product that uses the compound.
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
Approval Process
United States
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
European Union
The process governing approval of medicinal products in the European Union ("EU") generally follows similar lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires a submission to the relevant competent authorities of a marketing authorization application and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

In the EU, an applicant for authorization of a clinical trial must obtain authorization through the Clinical Trials Information System, coordinated by a reporting Member State, with assessment by the concerned EU Member States in which the clinical trial is to be conducted, and approval by the national competent authorities of those Member States. Furthermore, the applicant may only start a clinical trial at a specific study site after the relevant independent ethics committee has issued a favorable opinion. In April 2014, the Clinical Trials Regulation, (EU) No 536/2014 was adopted in the EU. The Clinical Trials Regulation is directly applicable in all the EU Member States and repealed the Clinical Trials Directive 2001/20/EC as of January 31, 2022.

The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, known as the “Clinical Trials Information System”; a single set of documents to be prepared and submitted for the application and a harmonized procedure for the assessment of applications; and simplified reporting procedures for clinical trial sponsors.

To obtain a marketing authorization for a product in the EU, an applicant must submit a marketing authorization application, either under a centralized procedure administered by the European Medicines Agency ("EMA") or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure or mutual recognition procedure) for obtaining a marketing authorization in multiple EU Member States. A marketing authorization may be granted only to an applicant established in the European Economic Area ("EEA") which is comprised of the EU Member States plus Norway, Iceland and Liechtenstein.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EEA. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy and tissue-engineered products) and products with a new active substance indicated in certain diseases, including products for the treatment of HIV, AIDS, cancer, diabetes, neurodegenerative diseases, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

Under the centralized procedure, the Committee for Medicinal Products for Human Use ("CHMP") established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a marketing authorization application considerably beyond 210 days. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from a public health perspective and in particular from the point of view of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 67 days from the date of the CHMP opinion, the European Commission will adopt its final decision on the marketing authorization application.

The decentralized marketing authorization procedure allows an applicant to apply for simultaneous authorization in more than one EU Member State of medicinal products that have not yet been authorized in any EU Member State and that do not fall within the mandatory scope of the centralized procedure.

The mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the marketing authorization of a medicinal product by the competent authorities of another EU Member State. The holder of a national marketing authorization may submit an application to the competent authority of an EU Member State requesting that this authority recognize the marketing authorization delivered by the competent authority of another EU Member State.

In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. Data exclusivity prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar (abbreviated) marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the EU. During an additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained a marketing authorization based on a marketing authorization application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

A marketing authorization has an initial validity of five years. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the relevant EU Member State for a nationally authorized product. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authorities of the relevant Member States decide, on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for centrally-authorized products) or on the market of the authorizing EU Member State (for nationally-authorized products) within three years after authorization ceases to be valid (the so-called “sunset clause”).

All of the aforementioned EU rules are generally applicable in the EEA.

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text has been agreed upon on

December 11, 2025, and in the context of the subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.
Orphan Drug Designation
United States
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
European Union
Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, (2) either (i) such condition affects no more than five in ten thousand persons in the EU when the application is made, or (ii) without the benefits derived from orphan status, it is unlikely that the marketing of the product in the EU would generate sufficient return to justify the necessary investment in its development and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the product would be of significant benefit to those affected by that condition.An orphan designation provides a number of benefits, including fee reductions, regulatory assistance and the possibility to apply for a centralized EU marketing authorization. Marketing authorization for an orphan medicinal product leads to a ten-year period of market exclusivity being granted following marketing approval of the orphan product. During this market exclusivity period, the European Commission or the competent authorities of the EU Member States may only grant marketing authorization to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized orphan product consents to a second medicinal product application; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation because, for example, the product is sufficiently profitable not to justify market exclusivity. Orphan designation must be requested before submitting an application for marketing approval. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
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

Third-Party Payor Coverage and Reimbursement
Reimbursement is expected to use standard approaches for ophthalmology. The commercial success of KIO-104, KIO-301, and any other product candidates, if and when commercialized, will depend, in part, upon the availability of coverage and reimbursement from third-party payors at the federal, state, and private levels, including U.S. Government Payor programs, such as Medicare and Medicaid, private health care insurance companies, and managed care plans that have attempted to control costs by limiting coverage and the amount of reimbursement for particular procedures or drug treatments. The U.S. Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. Ongoing federal and state government initiatives directed at lowering the total cost of health care will likely continue to focus on healthcare reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid payment systems.
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
Employees and Human Capital Resources
As of December 31, 2025, we had thirteen full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that we maintain good relations with our employees. Our employees are highly skilled, and many hold advanced degrees and have experience with drug development. Our future performance depends significantly upon the continued service of our key scientific, technical, and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth, and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, equity awards, healthcare and insurance benefits, paid time off, family leave, and flexible work schedules, among other benefits.
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

Our Corporate Information
Kiora Pharmaceuticals, Inc. was formed in Delaware on December 28, 2004, under the name EyeGate Pharmaceuticals, Inc. On November 8, 2021, we completed a merger of our wholly-owned Delaware subsidiary, Kiora Pharmaceuticals, Inc. (incorporated in October 2021) into EyeGate Pharmaceuticals, Inc., which merger resulted in the amendment of our restated certificate of incorporation to change our name to “Kiora Pharmaceuticals, Inc.” In connection with the name change, we changed our symbol on the Nasdaq Capital Market to “KPRX”. We were originally incorporated in 1998 under the name of Optis France S.A. in Paris, France. We have four wholly-owned subsidiaries: Jade Therapeutics, Inc., Kiora Pharmaceuticals, GmbH (formerly known as Panoptes Pharma GmbH), Bayon Therapeutics, Inc., and Kiora Pharmaceuticals Pty Ltd (formerly known as Bayon Therapeutics Pty Ltd). Our former subsidiary, EyeGate Pharma S.A.S. was dissolved effective December 31, 2020. Our principal executive offices are located at 169 Saxony Rd., Suite 212, Encinitas, California, 92024, and our telephone number is (858) 224-9600.
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
Since inception, we have incurred significant operating losses. Our net loss was approximately $10.8 million for the year ended December 31, 2025. Our net income was $3.6 million for the year ended December 31, 2024 and $154.2 million from the period of inception (December 28, 2004) through December 31, 2025. To date, we have financed our operations primarily through private placements and public offerings of our securities, and payments from our license agreements. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2008, clinical trials. We are still in the development stage of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year.
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
As of December 31, 2025, we had cash and cash equivalents of $8.7 million and short-term investments of $8.4 million for a total of $17.1 million.
With the current cash and short-term investments on hand, we believe we will have sufficient cash to fund planned operations into late 2027, however, the acceleration or reduction of cash outflows by management can significantly impact the timing needed for raising additional capital to complete development of our products. To continue development, we will need to raise additional capital through debt and/or equity financing or access additional funding through U.S. or foreign grants. Although we completed our initial public offering and subsequent public offerings, registered direct offerings and private placements, additional capital may not be available on terms favorable to us, if at all. Accordingly, no assurances can be given that management will be successful in these endeavors. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
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
The success of KIO-104 and KIO-301 will depend on many factors, including the following:
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

Factors that may inhibit our efforts to commercialize products or product candidates that receive marketing approval on our own include:
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
We expect to utilize a variety of types of collaboration, distribution, and other marketing arrangements with third parties to commercialize KIO-104 and KIO-301 in markets outside the U.S. We also may enter into arrangements with third parties to perform these services in the U.S. if we do not establish our own sales, marketing, and distribution capabilities in the U.S., or if we determine that such third-party arrangements are otherwise beneficial. On January 25, 2024, we entered into an agreement with TOI relating to KIO-301, which grants TOI global rights (except for Asia) to co-develop and co-commercialize KIO-301 in ophthalmology, and in May 2025 we entered into an option agreement with Senju pursuant to which we granted Senju an exclusive option to obtain an exclusive license to the development and commercialization rights of KIO-301 for the treatment of ophthalmic diseases in certain key countries in Asia, including Japan and China. We also may seek third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing, or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.
Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If we do not receive the funding we expect under any future collaboration agreements, our development of our product candidates could be delayed, and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval, and commercialization described in this Annual Report on Form 10-K also apply to the activities of our collaborators.
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
If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Nasdaq has established certain standards for the continued listing of a security on the Nasdaq Capital Market. The standards for continued listing include, among other things, that the minimum bid price for the listed securities not fall below $1.00 per share for a period of 30 consecutive trading days and that we maintain a minimum of $2,500,000 in stockholders’ equity. Additionally, in January 2026, Nasdaq proposed to strengthen its continued listing standards by requiring all companies listed on the Nasdaq Capital Market to maintain a minimum Market Value of Listed Securities (MVLS) of at least $5 million. If a company’s MVLS falls below this threshold for 30 consecutive business days, Nasdaq will immediately suspend trading and delist the company’s securities, with no compliance or cure period. If this proposed rule is approved and adopted, any sustained decline in our MVLS below $5 million could result in the immediate suspension and delisting of our common stock from Nasdaq. A suspension or delisting of our common stock from Nasdaq for any reason could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

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
As of December 31, 2025, we had federal net operating loss carryforwards of approximately $53.8 million, no state net operating loss carryforwards, and no and one tenth federal and state research and development tax credit carryforwards available to reduce future taxable income. These federal net operating loss carryforwards are from net operating losses generated during the year ended December 31, 2018 and later, and as such will be carried forward indefinitely until utilized, but their utilization will be limited to 80% of taxable income. Utilization of these net operating loss and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local, and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. Under Section 382 of the Code and comparable provisions of state, local, and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to reduce its post-change income may be limited. In 2024, we completed a study to determine whether our initial public offering, subsequent public and private offerings, and other transactions that have occurred may have triggered an ownership change limitation. The analysis determined that ownership changes (under the definition of Section 382) occurred in multiple years. The base limitation calculated for these changes ranged from $170,643 to $494,650. In addition to the annual NOL limitation, we had a Net Unrealized Built-In Loss (NUBIL) on the date of the ownership changes in multiple years. The total NUBIL was $17,519,701. As a result of the NUBIL, we adjusted our Federal NOL carryforwards for the 2018 through 2022 tax years down by a total of $9,126,676 in total with the filing of our 2023 tax return. Additionally, $3,146,111 of the NUBIL was recognized as an unfavorable book to tax adjustment during the 2023 tax year. The remaining NUBIL will be recognized in tax years 2024 and 2025. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change net operating loss and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us. In addition, the Tax

Cuts and Jobs Act (TCJA) enacted on December 22, 2017, limits the amount of net operating losses that we are permitted to deduct in any taxable year to 80% of our taxable income in such year. The TCJA also eliminates the ability to carry back net operating losses to prior years, but allows net operating losses generated after 2017 to be carried forward indefinitely. As such, there is a risk that due to such items, our existing net operating losses could expire or be unavailable to offset future income. Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
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
As of December 31, 2025, intangible assets, net, represented approximately $2.1 million, or 9% of our total assets. Indefinite-lived intangible assets are subject to an impairment analysis at least annually based on fair value. Intangible assets relate primarily to in-process research and development ("IPR&D") and patents acquired by us as part of our acquisitions of other companies, and are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. If market and economic conditions or business performance deteriorate, the likelihood that we would record an impairment charge would increase, which impairment charge could materially and adversely affect our financial condition and operating results.
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
ITEM 2. PROPERTIES
We currently have three facilities, including our principal executive office located at 169 Saxony Rd., Suite 212, Encinitas, CA, 92024 under a lease that expires in August 2028; our office located at Level 7, 180 Flinders Street, Melbourne, Australia 3000 under a lease that expires in December 2026; and our office located at Herrengasse 5, 1010 Vienna, Austria under a lease that expires in October 2028. We also have four clinical trial sites in Adelaide, Australia, Brisbane, Australia, Perth, Australia, and Auckland, New Zealand under leases that expire in January 2027 for Brisbane and Perth and under a month-to-month lease for Adelaide; We conduct our operations using third-party manufacturing facilities and trial sites. We believe our current facilities are adequate for our needs for the foreseeable future.
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
Holders
There were [28] holders of record of our common stock as of March 21, 2026. This number does not include beneficial owners whose shares were held in street name.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the fiscal year ended December 31, 2025 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
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
Our first product candidate is KIO-301 with an initial focus on patients with later stages of vision loss due to retinitis pigmentosa (RP, any and all sub-forms). KIO-301 is a potential vision-restoring small molecule that acts as a “photoswitch” specifically designed to restore vision in patients with inherited and age-related degenerative retinal diseases. The molecule is designed to restore the eyes’ ability to perceive and interpret light in visually impaired patients through selectively entering viable downstream retinal ganglion cells (no longer receiving electrical input due to degenerated rods and cones) and is intended to turn them into light sensing cells, capable of signaling the brain as to the presence or absence of light. On March 17, 2022, we were granted orphan drug designation by the FDA for the API in KIO-301. We initiated a Phase 1b clinical trial in third quarter of 2022, known as the ABACUS study, and dosed the first patient in November 2022. We completed the last patient dosing of the initial trial in September 2023 with topline results announced on November 4, 2023 at the American Academy of Ophthalmology retina sub-specialty day. In October 2024, we, in collaboration with our partner TOI, announced that we received regulatory approval to initiate a Phase 2 clinical trial to investigate KIO-301 for vision restoration in patients with retinitis pigmentosa. The ABACUS-2 trial is a 36 patient, multi-center, double-masked, randomized, controlled, multiple dose study enrolling patients with ultra-low vision or no light perception regardless of their underlying gene mutation associated with retinitis pigmentosa. Enrollment began in the second quarter of 2025 and dosing began in the third quarter of 2025 following validation of novel functional vision endpoints. These functional assessments may serve as approvable primary endpoints in subsequent registration studies in the United States, Europe and other major regions. KIO-301 (formerly known as B-203) was acquired through the Bayon transaction which closed October 21, 2021.
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
In March 2025, we entered into a credit line with UBS (the “Credit Line”) providing for a $10.0 million revolving line of credit. The Credit Line bears interest at the 30-day Secured Overnight Financing Rate ("SOFR") average, plus 1.5%. The SOFR rate is variable. The Credit Line is secured by a first priority lien and security interest in the Company’s marketable securities held in its managed investment accounts with UBS. During 2025, we received $2.8 million in proceeds from the line, and made payments of $2.8 million, resulting in no credit balance as of December 31, 2025.
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
From inception through December 31, 2025, our losses from operations have aggregated $154.2 million. Our net loss was $10.8 million for the twelve months ended December 31, 2025. As a result of the collaboration with TOI in 2024, our net income was $3.6 million for the twelve months ended December 31, 2024. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our KIO-104 product candidate, and any other product candidates we advance to clinical development. If we obtain regulatory approval for KIO-104, we expect to incur significant expenses to create an infrastructure to support the commercialization of KIO-104 including sales, marketing, and distribution functions.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding financing arrangements.

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
We apply the five-step model to contracts when we determine that it is probable we will collect the consideration we are entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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
Intangible Assets
Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at fair value at the acquisition date. Historically we have tested our indefinite-lived intangible assets for impairment annually as of August 31, or more frequently if events or changes in circumstances indicated that the assets might be impaired. Effective December 31, 2025, we elected to change the annual impairment testing date from August 31 to December 31. Under the applicable accounting guidance, an entity may first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If so, the asset's, fair value is compared with the carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds fair value. In addition, SEC guidance recommends a reconciliation to market capitalization as a reasonableness check when estimated fair value exceeds a company's market capitalization. We performed an annual quantitative impairment test of our indefinite-lived intangible assets as of August 31, 2025 and concluded that no impairment existed as of that date. Following our election to change the annual testing date, we updated the quantitative impairment analysis as of December 31, 2025. During the period between testing dates, our market capitalization declined largely due to macroeconomic factors, despite clinical progress in both asset programs. Based on the market capitalization reconciliation described above, we concluded that a $4.6 million impairment charge related to KIO-104 was required as of December 31, 2025. There were no adverse changes in clinical progress, development timelines, probability of technical success, or projected cash flows for the KIO-104 program.
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
Refunds for Research and Development
We, through our Kiora Pharmaceuticals, GmbH and Kiora Pharmaceuticals Pty Ltd. subsidiaries, are eligible to receive certain refundable tax incentives associated with our research and development expenses in Austria and Australia. These refunds are realized in the form of a cash payment when received, following the incurred research & development expenses. We record the refundable payment as a tax receivable and a reduction in research and development expense in the period in which the research and development expenses are incurred.
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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA or the Act) was signed into law. The Act reinstates and makes permanent 100% first-year bonus depreciation under Section 168(k) for qualified property acquired and placed in service after January 19, 2025. Additionally, the Act allows current expensing of domestic research and experimental expenditures (R&E) starting in 2025 and provides special retroactive relief for "small business taxpayers". We deducted the unamortized R&E expenditures as of December 31, 2024 on its 2024 tax return, resulting in no change in our effective tax rate due to the full valuation allowance; however, the deduction did result in a reduction in our cash tax liability for 2024. We have reflected the effects of the Act in its income tax provision in accordance with ASC 740.

Recent Accounting Pronouncements
Refer to Note 1. Business, Presentation and Recent Accounting Pronouncements, in the Notes to the audited consolidated financial statements of Part IV, Item 15. Exhibits, Financial Statement Schedules of this Annual Report on Form 10-K for detailed information regarding the status of recently issued accounting pronouncements.
Other Information
Net Operating Loss Carryforwards
As of December 31, 2025, we had federal net operating loss carryforwards of approximately $53.8 million, to offset future taxable income. All of the federal NOL carryforwards were generated during the years ended December 31, 2018 and forward and they will carry forward indefinitely, but their utilization will be limited to 80% of taxable income. We have foreign net operating loss carryforwards of $12.6 million as of December 31, 2025, which can be carried forward indefinitely, but their utilization will be limited to 75% of taxable income. We have no state NOL carryforwards.
As of December 31, 2025, we had federal and state research and development tax credit carryforwards of $93.2 thousand and $47.0 thousand, respectively, to offset future income taxes. The federal credits will begin to expire in 2045. The state credits can be carried forward indefinitely.
Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, future utilization of our net operating loss and research and development credit carryforwards to offset future taxable income and tax respectively, may be subject to an annual limitation as a result of ownership changes that may have occurred or that could occur in the future. An ownership change occurs when a cumulative change in ownership of more than 50% occurs within a three-year period.
In 2024, we performed a Section 382/383 analysis which determined that multiple ownership changes occurred. As a result, we reduced a portion of our federal and state net operating losses and R&D credit carryforwards. Further, we limited the deduction for amortization of its intangible assets which gave rise to a Net Unrealized Built0in Loss (NUBIL). A portion of the NUBILs were converted to pre-change NOLs which may be carried forward indefinitely subject to the Section 382 annual limitation.
We have not completed a 382 analysis to determine if an ownership change occurred post-2024. If a change in ownership were to have occurred in 2025 or occurs in the future, the use of our federal and state NOL and tax credit carryforwards may be limited or reduced. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact our effective tax rate.
The amounts of cash income taxes paid/(refunded) for the year ended December 31, 2025 is as follows:

Year Ended December 31,
2025
Federal	$1,125,000
State
California	345,512
Other States	2,180
Foreign
Australia	951,165
Total	$2,423,857

As of December 31, 2025 we had unrecognized tax benefits of $34.0 thousand. As of December 31, 2024, we had no unrecognized tax benefits. Due to the existence of the valuation allowance, none of the unrecognized benefits would affect the effective tax rate. Our policy is to recognize interest and penalties from uncertain tax positions in income tax expense. We did not record any interest or penalties for the years ended December 31, 2025 or 2024 and had no accrued interest on the balance sheets as of December 31, 2025 or 2024.
We file United States federal and state income tax returns as well as foreign tax returns for our subsidiaries in Austria and Australia. We are not under examination by any jurisdiction for any tax year. We are generally open to federal examination since 2018 due to the carryforward NOLs, state examination since 2021, and foreign examination since 2021 due to the carryforward of NOLs.
Results of Operations
Comparison of Years Ended December 31, 2025 and 2024
The following table summarizes the results of our operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
Revenue:
Collaboration Revenue	$—	$16,000,000	$(16,000,000)
Grant Revenue	—	20,000	(20,000)
Total Revenue	—	16,020,000	(16,020,000)
Operating Expenses:
General and Administrative	5,745,087	5,542,324	202,763
Research and Development	10,780,397	7,842,207	2,938,190
Collaboration Credits	(7,066,237)	(2,945,350)	(4,120,887)
In-Process R&D Impairment	4,624,000	2,008,000	2,616,000
Change in Fair Value of Contingent Consideration	(1,252,174)	(937,469)	(314,705)
Total Operating Expenses	12,831,073	11,509,712	1,321,361
Operating (Loss) Income Before Other Income (Expense), Net	(12,831,073)	4,510,288	(17,341,361)
Total Other Income, Net	713,770	1,149,450	(435,680)
(Loss) Income Before Income Tax Expense	(12,117,303)	5,659,738	(17,777,041)
Income Tax Benefit (Expense)	1,282,149	(2,065,005)	3,347,154
Net (Loss) Income	$(10,835,154)	$3,594,733	$(14,429,887)
Revenue
The decrease of $16.0 million was attributable to the revenue recognized from the up-front payment pursuant the strategic development and commercialization agreement with TOI and from a grant from the Choroideremia Research Foundation in 2024.
General and Administrative Expenses
The increase of $0.2 million was primarily due to increased personnel and benefit costs of $0.5 million related to market adjustments and higher bonus expenses, increased corporate expenses driven by stock compensation expense for new grants to board directors of $0.3 million, partially offset by lower professional expenses of $0.5 million and corporate insurance of $0.1 million.

Research and Development Expenses
The increase of $2.9 million was primarily due to increased spending on preclinical, CMC and clinical trial related activities for KIO-301 of $3.4 million, which are reimbursed by TOI, travel and research consulting costs of $0.1 million, offset by a net reduction in expenses resulting from an increase in research tax credits expected from Australian and Austrian government programs of $0.6 million.
In-Process R&D Impairment
In-Process R&D impairment increased by $2.6 million due to a partial impairment of KIO-104 While there were no adverse changes in clinical progress, development timelines, probability of technical success, or projected cash flows for the KIO-104 program, the Company’s market capitalization declined during the fourth quarter of 2025. In performing a market capitalization reconciliation as a reasonableness check, the Company determined an impairment charge of approximately $4.6 million was necessary for KIO-104. The impairment was driven by changes in market-based inputs, including equity market conditions and discount rate assumptions, rather than changes in underlying program-level projections.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration decreased $1.3 million. The change in fair value of contingent consideration is primarily due to an increased discount period and changes to the development plan which lowered the probability of success to align with a focus initially on a single indication for KIO-301. This reduced probability of success is solely based on the strategic shift in the order in which indications are to be pursued and is completely independent of KIO-301's potential pathway to approval in retinitis pigmentosa.
Other Income (Expense), Net
Other income (expense) decreased by $0.4 million primarily due to decreased net interest income and accrued interest amortization of approximately $0.3 million resulting from lower interest rates and a lower carrying balance of short-term marketable securities and unrealized losses related to foreign currency activity of $0.2 million offset by the write off of an intangible asset related to the SentrX Agreement of $0.1 million .
Income Tax Expense
Income tax expense decreased by $3.3 million due to a tax liability of $2.1 million in 2024 driven by taxable income resulting from the $16 million upfront payment from TOI which was recorded as a change in estimate for the 2024 tax year. Additionally, in 2025 the Company was able record a tax benefit of approximately $1.3 million resulting from new legislation included in the 2025 One Big Beautiful Bill Act.
Research and Development Expenses by Program
The following table summarizes our research and development expenses by program:

	Year Ended December 31,
	2025	2024	Change
Research and Development Expenses by Program
KIO-101	$17,541	$25,456	$(7,915)
KIO-104	718,552	671,739	46,813
KIO-201*	—	30,875	(30,875)
KIO-301	7,217,067	3,836,105	3,380,962
Unallocated Research and Development Expenses
Personnel	2,612,374	2,562,417	49,957
R&D Tax Expense (Credit)	(587,447)	17,894	(605,341)
Other Research	802,310	697,721	104,589
Total Research and Development Expenses	$10,780,397	$7,842,207	$2,938,190
*In July 2024, the Company decided to cease development of KIO-201.
Liquidity and Capital Resources
Since becoming a public company in 2015, we have financed our operations from several registered offerings and private placements of our securities, payments from license agreements, and U.S. and foreign government grants. From inception through December 31, 2025, we have raised a total of approximately $149.0 million from such sales of our equity and debt securities, both as a public company and prior to our initial public offering, as well as approximately $31.1 million in payments received under our license agreements and government grants, $0.3 million received pursuant to the loan under the Paycheck Protection Plan, which was fully forgiven in April 2021, and $3.9 million received in R&D tax credits.
In January 2024, we entered into a license agreement with TOI, whereby we received an up-front payment of $16 million and will become eligible to receive up to $285 million upon achievement of pre-specified clinical development, regulatory and commercial milestones and tiered royalties of up to low 20% on net sales; and reimbursement of all KIO-301 research and development expenses moving forward from the date of the execution of the license agreement. As of December 31, 2025 we have received a cumulative $8.3 million in reimbursements from TOI for KIO-301 research and development expenses.
In March 2025, we entered into a credit line with UBS (the “Credit Line”) providing for a $10.0 million revolving line of credit. We had no credit balance as of December 31, 2025.
In May 2025, we entered into an exclusive option agreement with Senju. Under the agreement, we received a nonrefundable payment of $1.25 million. In the future, if the option is exercised and a license agreement is executed, we will be eligible to receive an additional $109.5 million plus tiered royalties of up to high teen percentages on net sales.
At December 31, 2025, we had unrestricted cash and cash equivalents of approximately $8.7 million, short-term investments of $8.4 million and an accumulated deficit of $154.2 million. Prior to the license agreement with TOI in 2024, we had incurred losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash and short-term investments on hand at December 31, 2025, we anticipate having sufficient cash to fund planned operations into late 2027 and do not currently anticipate an immediate need to raise additional capital to fund operations.

Comparison of Years Ended December 31, 2025 and 2024
The following table sets forth the primary sources and uses of cash for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net Cash (Used in)/Provided by Operating Activities	$(9,961,176)	$8,559,115
Net Cash Provided by/(Used in) Investing Activities	$14,426,645	$(22,662,611)
Net Cash Provided by Financing Activities	$265,655	$15,498,155
Operating Activities
During the year ended December 31, 2025, we recorded net loss of $10.8 million and adjusted primarily for non-cash expense for stock-based compensation in the amount of $0.9 million, a decrease in the change in fair value of contingent consideration of $1.3 million, an increase of $4.6 million due to an impairment of in-process R&D, a decrease in prepaid expenses and other assets of $0.4 million, decrease in accounts payable of $1.1 million and increase in accrued expenses of $2.3 million, which was partially offset by an increase in tax and other receivables of $1.5 million. During the year ended December 31, 2024, we recorded net income of $3.6 million and adjusted primarily for non-cash expense for stock-based compensation in the amount of $0.7 million, a decrease in the change in fair value of contingent consideration of $0.9 million, an increase of $2.0 million due to an impairment of in-process R&D, an increase in prepaid expenses and other assets of $1.8 million, decreases in accounts payable of $0.2 million and accrued expenses of $3.3 million, which was partially offset by a decrease in tax credits receivable of $1.6 million.
Investing Activities
During the years ended December 31, 2025, there was $14.4 million net cash provided by investing activities related to the purchase and maturity of short-term investments. During the year ended December 31, 2024, there was $22.7 million net cash provided by investing activities related to the purchase and maturity of short-term investments.
Financing Activities
During the year ended December 31, 2025, we received net proceeds of $0.3 million from the exercise of warrants. During the year ended December 31, 2024, we received net proceeds of $1.7 million from the exercise of warrants, and $15.0 million from the completion of a private placement.
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
•seek partnerships for our KIO-101 product to continue our development activities; and

•add operational, financial, and management information systems and personnel, including personnel to support our product development and future commercialization efforts.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, including our KIO-301 (outside of the territory already partnered with TOI), and KIO-104 products, on terms that may not be favorable to us. For our active programs, if we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market KIO-301 outside of the territory already partnered with TOI and KIO-104 products, or any other products that we would otherwise prefer to develop and market ourselves.
Based on our cash on hand and short-term investments at December 31, 2025, we believe that we will have sufficient cash to fund planned operations into late 2027. However, the acceleration or reduction of cash outflows by management can significantly impact the timing needed for raising additional capital to complete development of our products. To continue development, we will need to raise additional capital through debt and/or equity financing, grants and other arrangements. Although historically we have been successful at raising capital, additional capital may not be available on terms favorable to us, if at all. We do not know if our future offerings will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at December 31, 2025.
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
In connection with this Annual Report, as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the Company's management, under the supervision of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design of effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation described above,with reasonable assurance, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures that support financial reporting were effective as of the period ended December 31, 2025.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded our internal control over financial reporting was effective as of December 31, 2025.
The scope of our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, includes all of our subsidiaries. As a smaller reporting company under Rule 405 of the

Securities Act of 1933, as amended and a non-accelerated filer, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, Haskell & White LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2025.
Changes in Internal Control over Financial Accounting and Reporting
As of December 31, 2025 and as of the date of this report, there were no changes in our internal control over financial reporting identified in connection with management's evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2026 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2026 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2026 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2026 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2026 Annual Meeting of Stockholders.

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

10.10††
Patent License Agreement, dated as of July 2, 2013, by and between Panoptes Pharma Ges.m.b.H. and 4SC Discovery GmbH (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 25, 2021 and incorporated by reference thereto).

10.11#
Employment Agreement, dated as of July 22, 2021, by and between the Registrant and Brian M. Strem (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 26, 2021 and incorporated by reference thereto).

10.12††
Exclusive License Agreement, dated as of June 12, 2023, between Kiora Pharmaceuticals, Inc. and Sentrx Animal Care, Inc. (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 15, 2023 and incorporated by reference thereto).

10.13††
License Agreement, dated as of May 1, 2020, between Bayon Therapeutics, Inc. and the Regents of the University of California (previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2023 and incorporated by reference thereto).

10.14††
First Amendment to License Agreement, dated as of November 5, 2023, between Bayon Therapeutics, Inc. and the Regents of the University of California (previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2023 and incorporated by reference thereto).

10.15††
Exclusive License and Development Agreement, dated as of January 25, 2024, by and between the Registrant and Théa Open Innovation SAS (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 31, 2024 and incorporated by reference thereto).

10.16†††
Form of Securities Purchase Agreement, dated as of January 31, 2024, by and between the Registrant and the purchasers named therein (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 1, 2024 and incorporated by reference thereto).

10.17
Employment Agreement by and between Kiora Pharmaceuticals, Inc. and Eric J. Daniels, dated as of January 10, 2025 (previously filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 15, 2025 and incorporated by reference thereto).

10.18
Employment Agreement by and between Kiora Pharmaceuticals, Inc. and Melissa Tosca, dated as of January 10, 2025 (previously filed as exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 15, 2025 and incorporated by reference thereto).

10.19 †† †††
Exclusive Option Agreement, dated as of May 30, 2024, by and between Kiora Pharmaceuticals, Inc. and Senju Pharmaceutical Co., Ltd. (previously filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 3, 2025 and incorporated by reference thereto).

10.20
Credit Line Agreement, dated as of March 12, 2025, by and between Kiora Pharmaceuticals, Inc. and UBS Bank USA (previously filed as exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2025 and incorporated by reference thereto).

10.21
Addendum to Credit Line Agreement, dated as of March 18, 2025, by and between Kiora Pharmaceuticals, Inc. and UBS Bank USA (previously filed as exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2025 and incorporated by reference thereto).

14.1*	Code of Ethics and Business Conduct.

19.1	Insider Trading Policy (previously filed as an exhibit to the Registrant's Current Report on Form 10-K filed on March 25, 2025 and incorporated by reference thereto).

21.1	Subsidiaries of the Registrant (previously filed as an exhibit to the Registrant's Annual Report on Form 10-K filed on April 15, 2022 and incorporated by reference thereto).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Kiora Pharmaceuticals, Inc. Clawback Policy (previously filed as an exhibit to the Registrant's Current Report on Form 10-K filed on March 25, 2025 and incorporated by reference thereto).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kiora Pharmaceuticals, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

In-Process Research and Development - Impairment Analysis
Description of the Critical Audit Matter
As of December 31, 2025 and 2024, the Company had in-process research and development assets of approximately $2.1 million and $6.7 million, respectively. As described in Note 2 to the consolidated financial statements, the Company performs an impairment test of these items annually and whenever events or changes in circumstances indicate that the carrying value of the in-process research and development assets exceeds their respective fair values. The Company performed its most recent annual impairment test of these assets as of December 31, 2025. The Company’s impairment test involves comparing the carrying value of the in-process research and development assets to their estimated fair values. The Company recognized an impairment of $4.6 million during the year ended December 31, 2025 as a result of the annual impairment test.

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
Irvine, California
March 25, 2026

KIORA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$8,696,570	$3,792,322
Short-Term Investments	8,392,513	22,999,760
Prepaid Expenses and Other Current Assets	1,141,804	2,042,487
Collaboration Receivables	1,522,770	601,197
Tax and Other Receivables	1,793,459	270,246
Prepaid Collaboration Expenses	201,332	—
Total Current Assets	21,748,448	29,706,012
Non-Current Assets:
Property and Equipment, Net	91,672	5,232
Restricted Cash	4,566	4,057
Intangible Assets and In-Process R&D, Net	2,063,100	6,687,100
Operating Lease Assets with Right-of-Use	285,827	57,170
Other Assets	59,687	24,913
Total Assets	$24,253,300	$36,484,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,060,306	$415,590
Accrued Expenses	2,406,731	4,588,657
Accrued Collaboration Credit	—	981,111
Operating Lease Liabilities	164,461	23,355
Total Current Liabilities	3,631,498	6,008,713
Non-Current Liabilities:
Contingent Consideration	2,939,316	4,191,490
Deferred Tax Liability	102,152	490,690
Deferred Collaboration Revenue	1,250,000	—
Non-Current Operating Lease Liabilities	203,798	33,815
Total Non-Current Liabilities	4,495,266	4,715,995
Total Liabilities	8,126,764	10,724,708
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized at December 31, 2025 and 2024; 3,750 designated Series A, 0 shares issued and outstanding at December 31, 2025 and 2024; 10,000 designated Series B, 0 shares issued and outstanding at December 31, 2025 and 2024; 10,000 shares designated Series C, 0 shares issued and outstanding at December 31, 2025 and 2024; 20,000 shares designated Series D, 7 shares issued and outstanding at December 31, 2025 and 2024; 1,280 shares designated Series E, 0 shares issued and outstanding at December 31, 2025 and 2024; 3,908 shares designated Series F, 420 shares issued and outstanding at December 31, 2025 and 2024
	4	4
Common Stock, $0.01 Par Value: 150,000,000 shares authorized at December 31, 2025 and 2024; 3,761,739 and 3,000,788 shares issued and outstanding at December 31, 2025 and 2024, respectively	275,289	267,679
Additional Paid-In Capital	170,314,656	169,156,374
Accumulated Deficit	(154,217,276)	(143,382,122)
Accumulated Other Comprehensive Loss	(246,137)	(282,159)
Total Stockholders’ Equity	16,126,536	25,759,776
Total Liabilities and Stockholders’ Equity	$24,253,300	$36,484,484
See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2025	2024
Revenue:
Collaboration Revenue	$—	$16,000,000
Grant Revenue	—	20,000
Total Revenue	—	16,020,000
Operating Expenses:
General and Administrative	5,745,087	5,542,324
Research and Development	10,780,397	7,842,207
Collaboration Credits	(7,066,237)	(2,945,350)
In-Process R&D Impairment	4,624,000	2,008,000
Change in Fair Value of Contingent Consideration	(1,252,174)	(937,469)
Total Operating Expenses	12,831,073	11,509,712
Operating (Loss) Income Before Other Income (Expense), Net	(12,831,073)	4,510,288
Other Income, Net:
Impairment of Intangible Assets	—	(104,167)
Loss on Disposal of Fixed Assets	—	(3,859)
Interest Income	894,002	1,252,849
Interest Expense	(19,960)	(21,446)
Other (Expense) Income, Net	(160,272)	26,073
Total Other Income, Net	713,770	1,149,450
(Loss) Income Before Income Tax Expense	(12,117,303)	5,659,738
Income Tax Benefit (Expense)	1,282,149	(2,065,005)
Net (Loss) Income	(10,835,154)	3,594,733
Net (Loss) Income Attributable to Common Shareholders	$(10,835,154)	$3,594,733
Net (Loss) Income per Common Share - Basic	$(2.60)	$0.93
Weighted Average Shares Outstanding - Basic	4,166,692	3,872,644
Net (Loss) Income per Common Share - Diluted	$(2.64)	$0.87
Weighted Average Shares Outstanding - Diluted	4,103,873	4,125,075

Other Comprehensive (Loss) Income:
Net (Loss) Income	$(10,835,154)	$3,594,733
Unrealized (Loss) Gain on Marketable Securities	(20,073)	29,719
Foreign Currency Translation Adjustments	56,096	(129,077)
Comprehensive (Loss) Income	$(10,799,131)	$3,495,375

See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Year Ended December 31, 2025

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	427	$4	3,000,788	$267,679	$169,156,374	$(143,382,122)	$(282,159)	$25,759,776

Stock-Based Compensation	—	—	—	—	900,236	—	—	900,236

Issuance of Common Stock from Warrant Exercises	—	—	717,882	7,179	258,476	—	—	265,655

Issuance of Common Stock from Restricted Stock Awards	—	—	43,069	431	(431)	—	—	—

Unrealized Loss on Investments	—	—	—	—	—	—	(20,073)	(20,073)

Foreign Currency Translation Adjustment	—	—	—	—	—	—	56,096	56,096

Net Loss	—	—	—	—	—	(10,835,154)	—	(10,835,154)

Balance at December 31, 2025	427	$4	3,761,739	$275,289	$170,314,656	$(154,217,276)	$(246,136)	$16,126,536

See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Year Ended December 31, 2024

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2023	427	$4	856,182	$77,078	$153,192,228	$(146,976,855)	$(182,801)	$6,109,654

Stock-Based Compensation	—	—	—	—	656,593	—	—	656,593

Issuance of Common Stock and Warrants from Private Placement, Net of Offering Costs of $1.2 million	—	—	1,755,556	158,000	13,650,816	—	—	13,808,816

Adjustments Due to the Rounding Impact from the Reverse Stock Split for Fractional Shares	—	—	(385)	—	—	—	—	—

Issuance of Shares of Common Stock from Warrant Exercises	—	—	358,831	32,295	1,657,043	—	—	1,689,338

Issuance of Common Stock from Restricted Stock Awards	—	—	30,604	306	(306)	—	—	—

Unrealized Gain on Marketable Securities	—	—	—	—	—	—	29,719	29,719

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(129,077)	(129,077)

Net Income	—	—	—	—	—	3,594,733	—	3,594,733

Balance at December 31, 2024	427	$4	3,000,788	$267,679	$169,156,374	$(143,382,122)	$(282,159)	$25,759,776

See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Operating Activities
Net (Loss) Income	$(10,835,154)	$3,594,733
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	24,801	19,205
Impairment of Intangible Assets	—	104,167
Reduction of Right-of-Use Assets	186,277	46,500
Stock-Based Compensation	900,236	656,593
Impairment of In-Process R&D	4,624,000	2,008,000
Change in Fair Value of Contingent Consideration	(1,252,174)	(937,469)
Accretion of Discount on Marketable Securities	(112,305)	(283,474)
Change in Accrued Interest on Marketable Securities	164,534	(25,811)
Net Realized Gain on Marketable Securities	(2,371)	(4,519)
Change in Unrealized Gain on Cash Equivalents	(119)	119
Deferred Taxes	(388,538)	(288,750)
Loss on Disposal of Assets	—	3,760
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	419,736	(1,823,897)
Collaboration Receivables	(921,573)	(601,197)
Tax and Other Receivables	(1,493,270)	1,634,464
Other Assets	(34,172)	15,231
Accounts Payable	1,124,928	226,119
Accrued Expenses	(2,337,649)	3,280,730
Accrued Collaboration Credit	(1,174,518)	981,111
Operating Lease Liabilities	(103,845)	(46,500)
Deferred Collaboration Revenue	1,250,000	—
Net Cash (Used in) Provided by Operating Activities	(9,961,176)	8,559,115
Investing Activities:
Purchases of Property and Equipment	(110,789)	(6,256)
Purchases of Marketable Securities	(8,175,851)	(35,632,375)
Sales of Marketable Securities	305,000	1,338,256
Maturities of Marketable Securities	22,408,285	11,637,764
Net Cash Provided by (Used in) Investing Activities	14,426,645	(22,662,611)
Financing Activities:
Gross Proceeds from Private Placement	—	14,998,865
Issuance Costs for Private Placement	—	(1,190,049)
Exercise of Warrants	265,655	1,689,339
Proceeds from Line of Credit	2,750,000	—
Repayments of Line of Credit	(2,750,000)	—
Net Cash Provided by Financing Activities	265,655	15,498,155
Effect of Exchange Rate Changes on Cash	173,634	(57,231)
Net Increase in Cash and Cash Equivalents	4,904,758	1,337,428
Cash and Cash Equivalents, Including Restricted Cash, Beginning of Year	3,796,379	2,458,951
Cash and Cash Equivalents, Including Restricted Cash, End of Year	$8,701,137	$3,796,379
Supplemental Disclosures of Noncash Operating and Financing Activities:
Creation of Right-of-Use Assets and Related Lease Liabilities	$336,507	$—
Tenant Improvements Paid Directly by Lessor	$72,810	$—
Grant of Restricted Stock Awards	$431	$306

See Accompanying Notes to the Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
KIO-301 is a product candidate with an initial focus on patients with later stages of disease progression due to Retinitis Pigmentosa (any and all sub-forms). KIO-301 is a potential vision-restoring small molecule that acts as a “photoswitch” specifically designed to restore vision in patients with inherited and age-related degenerative retinal diseases. The molecule is specifically designed to restore the eyes’ ability to perceive and interpret light in visually impaired patients. It selectively enters viable downstream retinal ganglion cells (no longer receiving electrical input due to degenerated rods and cones) and is intended to turn them into light sensing cells, capable of signaling the brain as to the presence or absence of light. On March 17, 2022, the Company was granted Orphan Drug Designation from the U.S. FDA for the Active Pharmaceutical Ingredient (“API”) in KIO-301. The Company initiated a Phase 1b clinical trial in the third quarter of 2022 and completed the last patient dosing of the initial trial in September 2023 with topline results announced in November 2023. In January 2024, the Company entered into a strategic development and commercialization agreement ("License Agreement") with Théa Open Innovation ("TOI"), a sister company of the global ophthalmic specialty company Laboratoires Théa ("Théa"). Under the agreement, Kiora granted TOI exclusive worldwide development and commercialization rights, excluding Asia, to KIO-301 for the treatment of degenerative retinal diseases. In exchange, Kiora received an up-front payment of $16 million; will be eligible to receive up to $285 million upon achievement of pre-specified clinical development, regulatory and commercial milestones; tiered royalties of up to low 20% on net sales; and reimbursement of all KIO-301 research and development expenses moving forward from the date of the execution of the License Agreement. In July 2024, the Company was granted Orphan Medicinal Product Designation by the European Medicines Agency for KIO-301 for the treatment of non-syndromic, rod-dominant retinal dystrophies, which includes diseases like retinitis pigmentosa, choroideremia, Stargardt disease and others. In September 2024, the European Medicines Agency expanded the Orphan Medicinal Product Designation to also include syndromic, rod-dominant retinal dystrophies that includes diseases like Usher's syndrome, which has non-ocular aspects of diseases in addition to retinal involvement. In October 2024, the Company, in collaboration with its partner TOI, announced that it received regulatory approval to initiate a Phase 2 clinical trial to investigate KIO-301 for vision restoration in patients with retinitis pigmentosa. The ABACUS-2 trial is a 36 patient, multi-center, double-masked, randomized, controlled, multiple dose study enrolling patients with ultra-low vision or no light perception regardless of their underlying gene mutation associated with retinitis pigmentosa. Dosing of the first patient with KIO-301 began in the first half of 2025 following validation of novel functional vision endpoints. These functional assessments may serve as approvable primary endpoints in subsequent registration studies in the United States, Europe and other major regions. KIO-301 (formerly known as B-203) was acquired through the Bayon Therapeutics, Inc. (“Bayon”) transaction which closed October 21, 2021.
KIO-104 is a product candidate focused on patients with retinal inflammation due to diseases including Diabetic Macular Edema, Posterior Non-Infectious Uveitis and others. KIO-104 is a next-generation, non-steroidal, immunomodulatory and small-molecule inhibitor of Dihydroorotate Dehydrogenase (“DHODH”) with what the Company believes to be best-in-class picomolar potency and a validated immune modulating mechanism designed to overcome the off-target side effects and safety issues associated with commercially available DHODH inhibitors. Clinical proof-of-concept of the potential for the active pharmaceutical ingredient in KIO-104 has been demonstrated in multiple non-clinical and clinical studies. This includes a first-in-human, open-label,

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Phase 1 clinical trial, which investigated the use of KIO-104 for treating Posterior Non-Infectious Uveitis. Results, which were reported in October 2022, showed that a single intravitreal injection of KIO-104 decreased intraocular inflammation in a dose-dependent fashion, and improved visual acuity significantly during the duration of the study. Further, KIO-104 reduced macular edema (swelling) which if unchecked, can lead to permanent vision loss. The drug was well tolerated, with no serious side effects on intraocular tissues or other serious adverse events observed. The Company received approval to initiate a Phase 2 clinical trial of KIO-104 in patients with retinal inflammation and began enrollment in the first half of 2025. KIO-104 (formerly known as PP-001 and containing the same Active Pharmaceutical Ingredient as KIO-101) was acquired through the acquisition of Panoptes Pharma Ges.m.b.H (“Panoptes”) in the fourth quarter of 2020.
In addition, the Company has one anterior segment asset, KIO-101 for patients with Ocular Presentation of Rheumatoid Arthritis. KIO-101 is an eye drop formulation containing the same Active Pharmaceutical Ingredient as KIO-104. The Company reported data from a Phase 1b proof-of-concept ("POC") study evaluating KIO-101 in patients with ocular surface inflammation in Q4 2021. The asset is available to partner to complete the development and potential commercialization of this program.
Since its inception, Kiora has devoted substantially all of its efforts to business planning, research and development, and raising capital.
Liquidity and Capital Resources
At December 31, 2025, the Company had unrestricted Cash and Cash Equivalents of $8.7 million, Short-Term Investments of $8.4 million and an Accumulated Deficit of $154.2 million. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. However, Management believes that the Company's capital resources as of December 31, 2025 will be sufficient to fund the Company's planned operations into late 2027.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
Adoption of Accounting Standards
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the ASU prospectively for the period ended December 31, 2025, the effect being only related to our disclosures with no impact on our results of operations or financial condition.
In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires a company to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker (CODM). The standard is effective for us beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. The adoption of ASU 2023-07 did not have a material effect on the Company (see Note 14).
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of expenses during the reporting periods. The Company makes significant estimates and assumptions in recording the accruals for the Company’s clinical trial and research activities, conducting impairment reviews of in-process research and development ("IPR&D"), stock-based compensation, assumptions used to value warrants including warrant modifications and inducements, and contingent considerations payable. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Although the Company monitors and regularly assesses these estimates, actual results could differ significantly from these estimates. The Company records changes in estimates in the period that it becomes aware of the change.
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
Restricted Cash
At December 31, 2025 and 2024, the Company has classified $4.6 thousand and $4.1 thousand as restricted cash, respectively. Non-current restricted cash consists of deposits with financial institutions for corporate credit cards.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
Impairment of Long-Lived Assets
The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of and considers whether long-lived assets held for use have been impaired whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable, or that the period of their recovery may have changed. Management makes significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity in order to test for impairment. Management reports those long-lived assets to be disposed of and assets held for sale at the lower of carrying amount or fair value less cost to sell. Based on current facts, estimates and assumptions, management believes that no assets are impaired at December 31, 2025. There is no assurance that management’s estimates and assumptions will not change in future periods.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s balance sheet. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as the current portion of deferred revenue. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as deferred revenue, net of current portion. As of December 31, 2025, the Company had a deferred revenue balance of $1.25 million related to the upfront option fee from Senju Pharmaceutical Co., Ltd ("Senju").
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
In May 2025, the Company entered into an exclusive option agreement (the "Option Agreement") with Senju. Under the agreement, the Company granted Senju an exclusive option to obtain a license to the development and commercialization rights of KIO-301 for the treatment of ophthalmic diseases in certain key countries in Asia, including Japan and China. The Company concluded that the Option Agreement contains two material performance obligations, the Option and the future License. The Option was deemed a material right per ASC 606 and therefore a separate performance obligation. However, the Company also determined that the Option performance obligation is not capable of being distinct because it is interrelated to the future License Agreement. There is no financing component in the Option Agreement.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
In-Process Research and Development
The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project as an indefinite-lived intangible asset and evaluates this asset annually for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. The Company performed an annual evaluation of its indefinite-lived intangible assets for impairment as of August 31, 2025 and 2024 with a quantitative analysis. In connection with its analysis, there was no indication of impairment at August 31, 2025. The Company recognized an impairment of $2.0 million as of August 31, 2024 due to the strategic decision to cease the continued development of KIO-201. The Company performed an updated qualitative analysis for impairment as of December 31, 2024, and based on this analysis, the fair value of the remaining products was greater than their carrying value. As of December 31, 2025 the Company elected to move its measurement date to December 31, and performed an updated quantitative analysis which due to the necessity for market capitalization reconciliation and completely independent of asset performance, indicated an impairment of $4.6 million. Management believes this was directly related to the decline in the Company's stock price from August 31, 2025 to December 31, 2025 and corresponding market capitalization during this period. There were no adverse changes in clinical progress, development timelines, probability of technical success, or projected cash flows for the KIO-104 program. At December 31, 2025 and 2024, there is $2.1 million and $6.7 million, respectively, of in-process R&D as part of intangible assets and in-process R&D, net on the consolidated balance sheets.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
The Company will record a deferred income tax asset and liability for the expected future income tax consequences of events that have been recognized in the Company’s consolidated financial statements and income tax returns. The Company will record a deferred income tax asset and liability based on differences between the financial statement carrying, or “book”, amounts of assets and liabilities, and the tax bases of the assets and liabilities using the enacted income tax regulations in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred income tax asset will be recorded if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. As of December 31, 2025 and 2024, all of the Company’s net deferred income tax assets were subject to a full valuation allowance. For the years ended December 31, 2025 and 2024, the Company has income tax (benefit) expense of $(1.3) million and $2.1 million, respectively.
The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. As of December 31, 2025 the Company had unrecognized uncertain tax benefits of $34.0 thousand. As of December 31, 2024 the Company had no unrecognized uncertain income tax positions.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA or the Act) was signed into law. The Act reinstates and makes permanent 100% first-year bonus depreciation under Section 168(k) for qualified property acquired and placed in service after January 19, 2025. Additionally, the Act allows current expensing of domestic research and experimental expenditures (R&E) starting in 2025 and provides special retroactive relief for "small business taxpayers". The Company deducted the unamortized R&E expenditures as of December 31, 2024 on its 2024 tax return, resulting in no change in the Company's effective tax rate due to the full valuation allowance; however, the deduction did result in a reduction in the cash tax liability for 2024. The Company has reflected the effects of the Act in its income tax provision in accordance with ASC 740 and there was no material impact.
Warrants
The Company classifies warrants to purchase shares of its common stock as a liability on its consolidated balance sheets when the warrant is a free-standing financial instrument that may require the Company to transfer cash consideration upon exercise and that cash transfer event would be out of the Company’s control. Such a “warrant liability” is initially recorded at fair value on date of grant using the Black-Scholes model, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in the fair value of the warrant are recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive (loss) income. The Company will adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant or meeting the requirements to be reclassified to equity.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
Refunds for Research and Development
Kiora, through its Kiora GmbH and Kiora Pty Ltd. subsidiaries, is eligible to receive certain refundable tax incentives associated with its research and development expenses in Austria and Australia. These refunds are realized in the form of a cash payment when received, following the incurred R&D expenses. The Company records the refundable payment as a tax receivable and a reduction in expense in the period in which the R&D expenses are incurred. As of December 31, 2025 and 2024, the Company has a R&D tax receivable of $0.7 million and $0.2 million, respectively.
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
Net Income (Loss) per Share – Basic and Diluted
Basic and diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period, which, for basic net income (loss) per share, does not include the weighted-average unvested restricted common stock that has been issued but is subject to forfeiture of 70,985 shares for year ended December 31, 2025 and 46,697 shares for the year ended December 31, 2024.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

equivalent shares do not qualify as participating securities. In periods where the Company records a net loss, unvested restricted common stock and potential common stock equivalents are not included in the calculation of diluted net income (loss) per share as their effect would be anti-dilutive. All shares of Common Stock that may potentially be issued in the future are as follows:

	Year Ended December 31,
	2025	2024
Common Stock Warrants, Excluding Pre-funded Warrants	6,671,570	7,389,523
Employee Stock Options	418,154	161,303
Unvested Restricted Common Stock	70,985	46,697
Preferred Stock, as Converted into Common Stock	42,426	42,426
Common Stock Reserved for Future Issuance	270,892	450,815
Total Shares of Common Stock Issuable	7,474,027	8,090,764
Related-Party Transactions
During the year ended December 31, 2025 and 2024, the Company did not enter into any significant related-party transactions.
Fair Value Measurements
Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). As of December 31, 2025 and 2024, the carrying amounts of cash equivalents, short-term investments, receivables, accounts payable, and accrued liabilities approximated their fair values due to their relatively short maturities.
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
The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2025
Cash Equivalents:
Money Market Funds	$6,797,446	$6,797,446	$—	$—
Total Cash Equivalents Measured at Fair Value	$6,797,446	$6,797,446	$—	$—

Short-term Investments:
Government Agency Securities	$5,176,040	$—	$5,176,040	$—
Corporate Debt Securities	3,216,473	—	3,216,473	—
Total Short-term Investments Measured at Fair Value	$8,392,513	$—	$8,392,513	$—

Total Assets Measured at Fair Value	$15,189,959	$6,797,446	$8,392,513	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2024
Cash Equivalents:
Money Market Funds	$562,604	$562,604	$—	$—
US Treasury Securities	691,917	—	691,917	—
Total Cash Equivalents Measured at Fair Value	$1,254,521	$562,604	$691,917	$—

Short-term Investments:
US Treasury Securities	$92,314	$—	$92,314	$—
Government Agency Securities	18,540,550	—	18,540,550	—
Corporate Debt Securities	4,062,673	—	4,062,673	—
Asset Backed Securities	304,223	—	304,223	—
Total Short-term Investments Measured at Fair Value	$22,999,760	$—	$22,999,760	$—

Total Assets Measured at Fair Value	$24,254,281	$562,604	$23,691,677	$—
The Company's in-process R&D is measured at fair value on a nonrecurring basis using unobservable Level 3 inputs. As of December 31, 2025 and 2024, the in-process R&D balance was $2.1 million and $6.7 million, respectively.
In connection with historical acquisitions, additional consideration may be owed by the Company related to the achievement of certain milestones and such contingent consideration payments are required by U.S. GAAP to

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

be presented at fair value. The following table provides information for liabilities measured at fair value on a recurring basis using Level 3 inputs:

	December 31, 2025	December 31, 2024
Contingent Consideration:
Non-current	$2,939,316	$4,191,490
Total Contingent Consideration	$2,939,316	$4,191,490
3. Fair Value
Short-term Investments
The following table summarizes short-term investments as of December 31, 2025:

		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Government Agency Securities	$5,171,407	$4,633	$—	$5,176,040
Corporate Debt Securities	3,211,460	5,013	(1)	3,216,473
Total Short-term Investments	$8,382,867	$9,646	$(1)	$8,392,513
The following table summarizes the maturities of the Company's short-term investments at December 31, 2025:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,382,867	$8,392,513
Total Short-term Investments	$8,382,867	$8,392,513
The following table shows the Company's available-for-sale investments' gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, at December 31, 2025:

	Less than 12 months
	Count	Fair Value	Unrealized Losses
Corporate Debt Securities	1	$76,056	$(1)
Total	1	$76,056	$(1)
The following table summarizes short-term investments as of December 31, 2024:

		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
US Treasuries	$92,273	$40	$—	$92,313
Government Agency Securities	18,517,164	28,008	(4,621)	18,540,551
Corporate Debt Securities	4,058,879	5,901	(2,107)	4,062,673
Asset Backed Securities	301,844	2,379	—	304,223
Total Short-term Investments	$22,970,160	$36,328	$(6,728)	$22,999,760

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
Contingent Consideration
Each period the Company revalues its contingent consideration obligations associated with business acquisitions to their fair value. The estimate of the fair value of contingent consideration is determined by applying probability of success, discount rate, and updated timing of the payment. The outstanding payments relate to obligation from acquisitions made by the Company. Below is the list of obligations for each relevant transaction as of December 31, 2025 as follows:

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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Bayon: The Bayon acquisition closed on October 21, 2021. As of December 31, 2024, the Company recorded contingent consideration of $2.2 million. During the year ended December 31, 2025, the Company recorded a decrease in estimated fair value of $0.9 million. The estimated fair value of contingent consideration as of December 31, 2025 was $1.2 million.
Panoptes: The Panoptes transaction closed December 18, 2020. As of December 31, 2024, the Company recorded contingent consideration of $2.0 million. During the year ended December 31, 2025, the Company recorded a decrease in estimated fair value of $0.3 million. The estimated fair value of contingent consideration as of December 31, 2025 was $1.7 million.
Jade: During the year ended December 31, 2024, the Company fully reduced the contingent consideration liability related to KIO-201 of approximately $0.8 million as a result of the strategic decision to cease continued development or partnership leading to commercialization. As of December 31, 2024, the fair value of contingent consideration for this acquisition was zero.
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

	Valuation Technique	Unobservable Inputs	December 31, 2025	December 31, 2024
	Discounted cash flow	Payment discount rate	14.3%	15.1%
Bayon		Payment period	2027 - 2030	2027 - 2029
Panoptes		Payment period	2029 - 2031	2027 - 2028
Bayon		Probability of Success for milestones	25% - 45%	48% - 77%
Panoptes		Probability of Success for milestones	30% - 33%	30% - 33%
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. The decrease in contingent consideration of $1.3 million as of December 31, 2025 was primarily driven by an increased discount period and changes to the development plan which lowered the probability of success to align with a focus initially on a single indication for KIO-301. This reduced probability of success is solely based on the strategic shift in the order in which indications are to be pursued and is completely independent of KIO-301's potential pathway to approval in retinitis pigmentosa. The decrease was recorded as a change in fair value of contingent consideration of $(1.3) million within the consolidated statements of operations and comprehensive income (loss).
At December 31, 2025 and 2024, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.
In-process R&D
The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project as an indefinite-lived intangible

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
The Company values in-process R&D related to asset acquisitions using the Income Approach which measures the value of an asset by the present value of its future economic benefits. These benefits can include earnings, cost savings, tax deductions, or proceeds from its disposition. Value indications are developed by discounting expected cash flows at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The selected discount rate is the Company’s weighted average cost of capital (“WACC”), which provides an expected rate of return based on the Company’s capital structure, market capitalization reconciliation, the required yield on the Company’s equity, and the required yield on the interest-bearing debt of which there is currently none.
Management completed, with the assistance of a third party valuation firm, a quantitative assessment of in-process R&D as of December 31, 2025 and previously as of August 31, 2025 and 2024, the Company's historical annual impairment test date, which includes the following unobservable Level 3 inputs:

	Valuation Technique	Unobservable Inputs	December 31, 2025	December 31, 2024
	Multi-Period Excess Earnings Method	Payment discount rate	39.5%	43.0%
KIO-104		Probability of success for next development phase	17% to 36%	17% to 36%
KIO-301		Probability of success for next development phase	23% to 43%	23% to 43%
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
	2025	2024
Prepaid Research and Development	$841,723	$1,814,796
Prepaid General and Administrative	211,501	131,550
Prepaid Insurance	88,580	96,141
Total Prepaid Expenses and Other Current Assets	$1,141,804	$2,042,487

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

5. Property and Equipment
Property and equipment at December 31, 2025 and 2024 consists of the following:

	Estimated Useful Life (Years)	2025	2024
Office Furniture	5	$6,795	$6,256
Leasehold Improvements	2	110,789	—
Total Property and Equipment, Gross		117,584	6,256
Less Accumulated Depreciation		25,912	1,024
Total Property and Equipment, Net		$91,672	$5,232
Depreciation expense was $25 thousand and $5 thousand for the years ended December 31, 2025 and 2024, respectively.
6. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2025	2024
Payroll and Benefits	$1,275,602	$1,169,618
Professional Fees	83,278	55,032
Clinical Trials	821,648	875,072
Income Tax	142,096	2,328,042
Other	84,107	160,893
Total Accrued Expenses	$2,406,731	$4,588,657
7. Intangible Assets and In-Process R&D
As of December 31, 2025 and 2024 there were no intangible assets.
Additionally, in-process R&D as of December 31, 2025 and 2024 consists of projects acquired from the acquisitions of Bayon and Panoptes that have not reached technological feasibility and which have no alternative future use. Once the R&D process is complete, the Company will amortize the R&D asset over its remaining useful life. The Company periodically evaluates these assets for impairment.
Intangible assets and in-process R&D at December 31, 2025 and 2024 consists of the following:

	Estimated Useful Life (Years)	2025	2024
Trade Secrets	10	$—	$250,000
Less: Accumulated Amortization		—	(145,833)
Less: Impairment		—	(104,167)
Intangible Assets, Net		—	—
In-Process R&D		2,063,100	6,687,100
Total Intangible Assets and In-Process R&D, Net		$2,063,100	$6,687,100

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Amortization expense on intangible assets was $— and $15 thousand for the years ended December 31, 2025 and 2024, respectively. In July 2024, the Company decided to cease development of KIO-201 and wrote off the intangible asset balance of approximately $0.1 million.
8. Capital Stock
All amounts of shares of common stock in the transactions described below have been adjusted to reflect post- Amendment adjusted shares of common stock of the Company.
During 2025, 661,581 shares of common stock were issued upon the exercise of pre-funded warrants and 56,301 shares of common stock, respectively, were issued upon the exercise of Class C Warrants at $4.7079 per share for aggregate proceeds of approximately $0.3 million.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

9. Warrants
At December 31, 2025 and 2024, the following warrants were outstanding:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2023	1,451,589	$21.60	2.46
Issued	6,747,648	4.45	4.77
Exercised	(358,831)	4.71
Expired	(450,883)	12.45
Outstanding at December 31, 2024	7,389,523	7.06	5.06
Exercised	(717,882)	0.37
Expired	(71)	4,500.00
Outstanding at December 31, 2025	6,671,570	$7.73	3.67
All of the warrant agreements provide for a cashless exercise in the event a registration statement covering the issuance of the shares of common stock underlying the warrants is not effective, whereby the number of shares to be issued upon exercise of such warrants will be reduced based on the exercise price and the market value of the shares at the time of exercise. The outstanding warrants expire from 2026 through 2029.
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
As of December 31, 2025, the maximum number of shares of Common Stock that may be issued pursuant to the 2024 Plan was 555,556.
As of December 31, 2025, there were 270,892 shares of Common Stock available for grant under the 2024 Plan.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

The following is a summary of stock option activity for the years ended December 31, 2025 and 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (In Years)
Outstanding at December 31, 2023	90,382	$41.43	9.25
Granted	74,137	4.35
Expired	(1,443)	446.13
Forfeited	(1,773)	7.04
Outstanding at December 31, 2024	161,303	21.15	9.00
Exercisable at December 31, 2024	53,047	51.29	8.53
Vested and Expected to Vest at December 31, 2024	161,303	21.15	9.00
Granted	256,885	2.90
Expired	(34)	22,645
Outstanding at December 31, 2025	418,154	$8.10	8.78
Exercisable at December 31, 2025	114,649	$21.04	7.89
Vested and Expected to Vest at December 31, 2025	418,154	$8.10	8.78
During the years ended December 31, 2025 and 2024, the Board approved the grant of options to purchase 256,885 and 74,137 shares of Common Stock, respectively. All option grants were pursuant to the 2024 Plan. The Company grants time-based stock options which generally vest one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. The Company has also issued grants with a four-year vesting term, of which one-fourth of the underlying shares vested immediately, one-fourth on the one-year anniversary of the grant date and the remainder vest ratably over a 24-month period. The fair value of time-based stock options is determined using the Black-Scholes Option Pricing Model, with such value recognized as expense over the service period, which is typically three years, net of actual forfeitures. For the years ended December 31, 2025 and 2024, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2025	2024
Risk-Free Interest Rate	3.87% - 3.97%	4.17% - 4.45%
Expected Life	6.0 years	6.0 years
Expected Average Volatility	132.8% - 136.6%	139.8% - 139.9%
Expected Dividend Yield	—%	—%
Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the years ended December 31, 2025 and 2024 was $2.65 and $4.02 respectively. The expected term of the options granted is calculated in accordance with the simplified method, whereby for service-based awards the expected life is calculated as a midpoint between the vest and expiry period. The Company uses the simplified method as there is not a sufficient history of share option exercises. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

The following is a summary of restricted stock activity for the years ended December 31, 2025 and 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Recognition Period
Non-vested Outstanding at December 31, 2023	25,493	$14.75	2.57
Awarded	30,604	4.35
Released	(8,621)	16.69
Forfeited	(779)	15.59
Non-vested Outstanding at December 31, 2024	46,697	7.56	2.19
Awarded	43,069	2.93
Released	(18,781)	9.95
Non-vested Outstanding at December 31, 2025	70,985	$7.56	1.86
During the years ended December 31, 2025 and 2024, 0 and 779 shares of restricted stock, which had not vested, were forfeited and returned to the Company, respectively. During the years ended December 31, 2025 and 2024, the Board approved the grant of 43,069 and 30,604 restricted shares of Common Stock, respectively. All grants of restricted shares during 2024 were pursuant to the 2024 Plan. All grants of restricted shares during 2023 were pursuant to the 2014 Plan. The restricted shares of Common Stock vest with respect to one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period.
The total stock-based compensation expense for employees and non-employees is included in the accompanying consolidated statements of operations and comprehensive (loss) income and as follows:

	Year Ended December 31,
	2025	2024
General and Administrative	$527,245	$277,085
Research and Development	372,991	379,508
Total Stock-Based Compensation Expense	$900,236	$656,593
The fair value of options granted for the years ended December 31, 2025 and 2024 was approximately $0.7 million and $0.3 million, respectively. As of December 31, 2025 and 2024, there was approximately $0.5 million and $0.5 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted, which cost is expected to be recognized over a weighted average period of 2.0 and 3.8 years, respectively. The stock options outstanding and exercisable as of December 31, 2025 and 2024 had an aggregate intrinsic value of $0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $1.97 and $3.30, the closing price of the Company’s stock on December 31, 2025 and 2024, respectively.
Unamortized compensation expense related to the restricted stock awards amounted to $0.2 million and $0.3 million as of December 31, 2025 and 2024, respectively, and is expected to be recognized over a weighted average period of approximately 2.0 and 3.9 years, respectively.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

11. Income Taxes
The components of (loss) income before income tax expense are as follows:

	Year Ended December 31,
	2025	2024
Domestic	$(7,288,452)	$1,994,760
Foreign	(4,828,851)	3,664,978
Total (Loss) Income Before Income Taxes	$(12,117,303)	$5,659,738

The components of income tax expense are as follows:

	Year Ended December 31,
	2025	2024
Current Taxes:
Federal	$(943,072)	$1,034,972
State	64,244	312,323
Foreign	(14,784)	1,006,461
Total Current Taxes	$(893,612)	$2,353,756
Deferred Taxes:
Federal	$4,145	$(75,375)
State	(98,682)	(213,376)
Foreign	(294,000)	—
Total Deferred Taxes	$(388,537)	$(288,751)
Income Tax Expense	$(1,282,149)	$2,065,005

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	Year Ended December 31,
	2025
Federal statutory income tax rate	$(2,544,634)	21.00%
State income taxes, net of federal benefit *	(35,668)	0.30%
Foreign tax effects
Australia
Nondeductible R&D Expenses	212,444	(1.76)%
Prior Period Nondeductible Expenses	295,447	(2.44)%
Foreign Credits	(379,164)	3.14%
Other	(114,810)	0.92%
Austria
Adjustment to Prior Year Statutory Income	351,885	(2.91)%
Changes in Valuation Allowance	231,205	(1.91)%
Remeasurement of PY Deferred Taxes	143,086	(1.18)%
Other	(34,817)	0.29%
Changes in Valuation Allowance	4,448,220	(36.81)%
Tax credits
R&D Credits	(131,499)	1.09%
Nontaxable or Nondeductible Items
Equity Compensation	558,370	(4.62)%
Contingent Consideration	(262,956)	2.18%
Other	5,742	(0.05)%
Changes in unrecognized tax benefits	31,760	(0.26)%
Other
Reinstated NOL Carryover	(3,249,550)	26.89%
Other PY True Up	(807,210)	6.68%
Provision for Income Taxes	$(1,282,149)	10.50%
*The state that contributed to the majority (greater than 50%) if the tax effect in this category for the year ended December 31, 2025 was California.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

As previously disclosed, prior to the adoption of ASU 2023-09, the difference between the provision (benefit) for income taxes and the amount computed by applying the U.S. federal income tax rate for the year ended December 31, 2024 is as follows:

Year Ended December 31,
2024
United States Federal Income Tax Rate	21.00%
State Taxes, Net of Federal Benefit	83.60%
Contingent Consideration	(3.46)%
GILTI Inclusion	21.39%
382 Limited Amortization - RBIL	11.60%
ASC 718 - ISOs	0.60%
Other Permanent Differences	0.55%
Section 250 Deduction	(10.69)%
Change in Valuation Allowance	(349.18)%
Research and Development Credits	(0.47)%
Tax Rate Differential	2.69%
Foreign Stock Compensation	0.98%
Foreign Credits to Expire Unused	44.76%
True-up Other	9.39%
382 Limited NOLs - RBIL	33.65%
NOLs to Expire Unused	169.82%
Other	0.03%
Effective Tax Rate Expense	36.26%
The Company’s deferred tax assets and liabilities consist of the following:

	Year Ended December 31,
	2025	2024
Net Deferred Tax Liability:
Net Operating Loss Carryforwards	$14,202,833	$9,240,807
Research and Development Credit Carryforwards	97,746	—
Capitalized Research and Development	2,332,010	4,169,983
Stock-Based Compensation	265,856	871,698
Cash Versus Accrual Adjustments	377,639	61,681
Total Deferred Tax Assets	17,276,084	14,344,169
Valuation Allowance	(16,862,945)	(13,139,483)
Net Deferred Tax Asset	413,139	1,204,686
In-Process Research and Development	(453,253)	(1,695,376)
Other, Net	(62,038)	—
Net Deferred Tax Liability	$(102,152)	$(490,690)
The Company has recorded a valuation allowance against its United States and foreign deferred tax assets in each of the years ended December 31, 2025, and 2024 because the Company’s management believes that it is

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

more likely than not that these assets will not be realized. The valuation allowance changed by approximately $3.7 million and $(19.9) million during the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, the Company has federal net operating loss carryforwards of approximately $53.8 million, to offset future taxable income. All of the federal NOL carryforwards were generated during the years ended December 31, 2018 and forward and they will carry forward indefinitely, but their utilization will be limited to 80% of taxable income. The Company has foreign net operating loss carryforwards of $12.6 million as of December 31, 2025, which can be carried forward indefinitely, but their utilization will be limited to 75% of taxable income. The Company has no state NOL carryforwards.
As of December 31, 2025, the Company had federal and state research and development tax credit carryforwards of $93.2 thousand and $47.0 thousand, respectively, to offset future income taxes. The federal credits will begin to expire in 2045. The state credits can be carried forward indefinitely.
Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, future utilization of the Company's net operating loss and research and development credit carryforwards to offset future taxable income and tax respectively, may be subject to an annual limitation as a result of ownership changes that may have occurred or that could occur in the future. An ownership change occurs when a cumulative change in ownership of more than 50% occurs within a three-year period.
In 2024, the Company performed a Section 382/383 analysis which determined that multiple ownership changes occurred. As a result, the Company reduced a portion of its federal and state net operating losses and R&D credit carryforwards. Further, the Company limited the deduction for amortization of its intangible assets which gave rise to a Net Unrealized Built in Loss (NUBIL). A portion of the NUBILs were converted to pre-change NOLs which may be carried forward indefinitely subject to the Section 382 annual limitation.
The Company has not completed a 382 analysis to determine if an ownership change occurred post-2024. If a change in ownership were to have occurred in 2025 or occurs in the future, the use of the Company's federal and state NOL and tax credit carryforwards may be limited or reduced. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company's effective tax rate.
The amounts of cash income taxes paid/(refunded) by the Company for the year ended December 31, 2025 is as follows:

Year Ended December 31,
2025
Federal	$1,125,000
State
California	345,512
Other States	2,180
Foreign
Australia	951,165
Total	$2,423,857
As of December 31, 2025 the Company had unrecognized tax benefits of $34.0 thousand. As of December 31, 2024, the Company had no unrecognized tax benefits. Due to the existence of the valuation allowance, none of the unrecognized benefits would affect the effective tax rate. The Company's policy is to recognize interest and penalties from uncertain tax positions in income tax expense. The Company did not record any interest or

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

penalties for the years ended December 31, 2025 or 2024 and had no accrued interest on the balance sheets as of December 31, 2025 or 2024.
The Company files United States federal and state income tax returns as well as foreign tax returns for its subsidiaries in Austria and Australia. The Company is not under examination by any jurisdiction for any tax year. The Company is generally open to federal examination since 2018 due to the carryforward NOLs, state examination since 2021, and foreign examination since 2021 due to the carryforward of NOLs.
12. Commitments and Contingencies
Credit Line Agreement
In March 2025, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $10.0 million revolving line of credit. The Credit Line bears interest at the 30-day Secured Overnight Financing Rate ("SOFR") average, plus 1.5%. The SOFR rate is variable. The Credit Line is secured by a first priority lien and security interest in the Company’s marketable securities held in its managed investment accounts with UBS. During 2025, the Company received $2.8 million in proceeds from the line, and made payments of $2.8 million, resulting in no credit line balance as of December 31, 2025.
Leases
The Company is a party to five real property operating leases for the rental of office and clinical trial space. In May 2022, the Company entered into a 12-month lease for office space in Adelaide, Australia (the "Adelaide Lease") which expired in May 2023. Following expiration, the landlord agreed to extend the Adelaide Lease on a month-month basis, whereby the Company must provide 90-day notice of termination. The Adelaide Lease is a short-term lease which is exempt for ROU asset and lease liability reporting. The Company also entered into a lease for 910 square feet of office space in Vienna, Austria ("the Vienna Lease"). The Vienna Lease commenced on October 15, 2023 with a term of 5 years through October 14, 2028. The Company recorded a right-of-use (ROU) asset and lease liability upon lease commencement in October 2023. In January 2025, the Company entered into two new leases to support the Phase 2 clinical trial for KIO-301. The leases in Western Australia ("the Perth Lease") and Queensland, Australia ("the Brisbane Lease") both commenced on February 1, 2025, each with a term of 2 years through January 31, 2027. The Company recorded a ROU asset and lease liability upon lease commencement. In March 2025, the Company entered into a new lease in Encinitas, California, which is now used for its corporate headquarters. The lease commenced on June 1, 2025 with a term of 3 years, 3 months ending on August 31, 2028. The Company recorded a ROU asset and lease liability upon lease commencement.
Operating lease assets and liabilities are recognized at the lease commencement date at the present value of lease payments to be paid. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments. To determine the present value of lease payments to be paid, the Company estimated incremental secured borrowing rates corresponding to the maturities of the leases. For the newly established leases, the Company estimated a rate of 5.85% based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. The Company recognizes expense for its leases on a straight-line basis over the lease term. Operating lease expense, consisting of the reduction of the right-of-use asset and the imputed interest on the lease liability, totaled $0.2 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.
Rent and facilities expenses related to the KIO-301 clinical trial sites are fully reimbursed under the License Agreement with TOI.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Future annual minimum lease payments were as follows as of December 31, 2025:

Operating Leases
2026	$173,129
2027	136,716
2028	85,636
Less: Amounts Representing Interest	(27,222)
Lease Liabilities	$368,259
Option Agreement
The Company is party to one option agreement. In May 2025, the Company entered into the Option Agreement with Senju. Under the Option Agreement, Senju paid the Company a non-refundable upfront Option Fee of $1.25 million in exchange for an exclusive Option to negotiate a sublicense for the development and commercialization rights to KIO-301 program in certain key countries in Asia, including Japan and China, following the completion of a Phase 2 clinical trial, which is currently in underway in Australia in collaboration with TOI. The Option exercise term will end after a defined period following the report of topline data from the ongoing ABACUS-2 Phase 2 clinical trial. For an additional option fee of $0.5 million, Senju can extend the exercise term. If exercised, the Option would lead to a separate sublicense agreement, with certain pre-negotiated terms, including potential additional consideration encompassing upfront, milestone, and royalty payments for a combined maximum of $110.75 million.
License and Exclusive Rights Agreements
The Company is a party to five license agreements as described below. These license agreements require the Company to pay or receive royalties or fees to or from the licensor based on revenue or milestones related to the licensed technology. In April 2025, the SentrX Agreement was terminated, otherwise there have been no material changes to the terms of these agreements during the twelve months ended December 31, 2025.
On January 25, 2024, the Company entered into a license agreement with TOI, a sister company of the global ophthalmic specialty company Théa. Under the agreement, Kiora granted TOI exclusive worldwide development and commercialization rights, excluding certain countries in Asia, to KIO-301 for the treatment of degenerative retinal diseases. In exchange, Kiora received an up-front payment of $16 million; will be eligible to receive up to $285 million upon achievement of pre-specified clinical development, regulatory and commercial milestones; tiered royalties of up to low 20% on net sales; and reimbursement of certain KIO-301 research and development expenses. For the years ended December 31, 2025 and 2024, the Company recorded offsetting expense credits of $7.1 million and $2.9 million related to reimbursable KIO-301 expenses.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

On May 1, 2020, the Company (through its subsidiary, Bayon Therapeutics, Inc.) entered into an agreement with the University of California (“UC”) granting to the Company the exclusive rights to its pipeline of photoswitch molecules. The agreement requires the Company to pay an annual fee to UC of $5,000, as well as payments to UC upon the achievement of certain development milestone and royalties based on KIO-301 revenue. The Company is obligated to pay royalties on net sales of two percent (2%) of the first $250 million of net sales, one and a quarter percent (1.25%) of net sales between $250 million and $500 million, and one half of one percent (0.5%) of net sales over $500 million. In addition, the agreement requires the Company to pay sublicense fees for the grant of rights under a sublicense agreement at 8% of sublicense revenue prior to enrolling the first patient in any Phase 1 or Phase II (if Phase I is not performed) clinical trial of a licensed product, 6% of sublicense revenue prior to enrolling the first patient in any Phase III clinical trial of a licensed product, or 4% of sublicense revenue prior to any arms-length first commercial sale of a licensed product. On October 30, 2023, the Company, through its subsidiary, Bayon Therapeutics, Inc., entered into an agreement with UC to amend its licensing agreement dated May 1, 2020 effective November 5, 2023, granting the Company exclusive rights to a patent application covering specific formulations of KIO-301, which was previously jointly owned by UC and Bayon. Further, Bayon has the ability to assign or transfer the agreement providing written notice is given within at least 15 days prior to any such assignment, providing written assignment agreement by successor within 30 days, and by paying an assignment fee of $30,000 within 30 days of the assignment. Per the terms of the agreement, upon execution of the amendment the Company was required to pay UC $15,000. Per these terms, the Company made a payment to UC for $0.7 million related to the upfront payment received from TOI upon execution of the strategic development and commercialization agreement. The agreement expires on the date of the last-to-expire patent included in the licensed patent portfolio which is currently January 2030, however if patents that are currently pending approval are issued, the license expiration would extend into 2046.
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
Agreements Terminated or Settled Within the Year
On September 26, 2018, the Company entered into an intellectual property licensing agreement (the “SentrX Agreement”) with SentrX, a veterinary medical device company that develops and manufactures veterinary wound care products. Under the SentrX Agreement, the Company in-licensed the rights to trade secrets and know-how related to the manufacturing of KIO-201. The SentrX Agreement enables the Company to pursue a different vendor with a larger capacity for manufacturing and an FDA-inspected facility for commercialization of a product for human use. Under the SentrX Agreement, SentrX is eligible to receive milestone payments totaling up to $4.75 million, upon and subject to the achievement of certain specified developmental and commercial milestones. On June 7, 2023, the Company entered into an amendment agreement (the "SentrX First Amendment") whereby SentrX removed the Company's obligation to make any further payments, milestone or otherwise.The term of the amendment agreement remains unchanged, which is until the product is no longer in the commercial marketplace. In addition, on June 7, 2023, the Company entered into a new exclusive license agreement (the "New SentrX Agreement") with SentrX, whereby the Company out-licensed certain KIO-201 patents (focused on the combination of KIO-201 with an antibiotic) for use in animal health and veterinary

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

medicine. Under the New SentrX Agreement, SentrX is obligated to pay the Company a flat low single-digit royalty on net sales, and is effective until the last licensed patent terminates. In August 2023, SentrX was acquired by Dômes Pharma. In July 2024, the Company decided to cease continued development of KIO-201 in combination with an antibiotic, and provided notice to Dômes Pharma of its intention to cease continued maintenance of all related licensed IP and its willingness to transfer control of the prosecution and maintenance of the licensed patents at their request. In April 2025, the SentrX Agreement was terminated.
13. Employee Benefit Plans
The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. The Company made no matching contributions for the years ended December 31, 2025 and 2024.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

The following table presents the revenue, significant expenses, and net (loss) income for the Company’s single reportable segment:

	Year Ended December 31,
	2025	2024
Total Revenue	$—	$16,020,000
Less: Significant and Other Segment Expenses
General and Administrative	5,745,087	5,542,324
Research and Development
KIO-101	17,541	25,456
KIO-104	718,552	671,739
KIO-201*	—	30,875
KIO-301	7,217,067	3,836,105
R&D Tax Credit	(587,447)	17,894
Unallocated Research and Development Expenses[2]	3,414,684	3,260,138
Total Research & Development	10,780,397	7,842,207
KIO-301 Collaboration Credit	(7,066,237)	(2,945,350)
In-Process R&D Impairment	4,624,000	2,008,000
Change in Fair Value of Contingent Consideration	(1,252,174)	(937,469)
Interest Income	(894,002)	(1,252,849)
Other Segment Expenses[3]	180,232	103,399
Income Tax (Benefit) Expense	(1,282,149)	2,065,005
Net (Loss) Income	$(10,835,154)	$3,594,733

2 Unallocated research and development expenses primarily include personnel costs, research consulting and scientific advisory expenses.
3 Other segment expenses primarily include interest expense, other income (expense), net, and loss on disposal of fixed assets.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

15. Roll-forward of TOI Activity
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
The table below summarizes the R&D expenses submitted for reimbursement and the R&D expenses incurred by the Company related to the collaboration, including the corresponding collaboration credits. These amounts are presented for the most recent relevant periods:

Period	Amount Billed/ Submitted for Reimbursement		Amount Reimbursed/ Received		R&D Expenses Incurred	Collaboration Credits	Variance (foreign exchange timing)	Adjustment to Deferred Collaboration Credits[4]	Adjustment to Accrued Expenses[5]
Quarter ended March 31, 2024	$189,904		$—		$189,904	$(190,553)	$(649)	$—	$—
Quarter ended June 30, 2024	$1,341,297		$(189,904)		$1,139,761	$(1,141,985)	$(2,223)	$(450,056)	$248,520
Quarter ended September 30, 2024	$1,783,472		$(1,341,297)		$868,198	$(867,760)	$437	$(788,934)	$(126,340)
Quarter ended December 31, 2024	$601,197		$(1,783,472)		$739,557	$(745,052)	$(5,495)	$92,546	$45,814
Fiscal Year ended December 31, 2024	$3,915,870		$(3,314,673)		$2,937,420	$(2,945,350)	$(7,930)	$(1,146,444)	$167,994

Quarter ended March 31, 2025	$1,727,386	[6]	$(990,979)	[7]	$1,969,270	$(1,966,123)	$3,147	$251,304	$(9,420)
Quarter ended June 30, 2025	$1,168,022		$(1,337,604)		$1,682,980	$(1,685,917)	$(2,937)	$163,277	$351,681
Quarter ended September 30, 2025	$1,467,935	[8]	$(1,422,731)		$1,657,131	$(1,658,248)	$(1,117)	$10,055	$179,141
Quarter ended December 31, 2025	$1,522,770		$(1,213,226)		1,752,591	(1,755,949)	(3,358)	238,264	(8,443)
Fiscal Year ended December 31, 2025	$5,886,113		$(4,964,540)		$7,061,972	$(7,066,237)	$(4,265)	$662,900	$512,959

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
8 Includes $254,709 billed in August 2025 related to Phase 3 activities that were reimbursed by TOI prior to quarter-end September 30, 2025, plus $1,213,226 related to reimbursable third quarter 2025 R&D expenses, subsequently reimbursed in the fourth quarter of 2025.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

16. Prepaid Collaboration Expenses and Accrued Collaboration Credit
The "Prepaid Collaboration Expenses" asset and “Accrued Collaboration Credit” liability on the consolidated balance sheets represents the cumulative amount of: (i) Deferred Collaboration Credits, which are prepaid R&D expenses that are eligible for reimbursement but for which the related services have not yet been provided to the Company and are currently recognized as “Collaboration Credit” on the consolidated statements of operations and comprehensive (loss) income as the expenses are incurred, and (ii) Accrued Expense Adjustments, which are R&D expenses that have been incurred but have not yet been invoiced by a third-party vendor and thereby are not yet paid/submitted for reimbursement. The changes in these balances have been included in the table in Note 15 for reference in reconciling the Amount Billed/Submitted for Reimbursement compared to the amount of R&D Expenses Incurred.

	Three Months Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
Beginning Balance	$(29,057)	$(1,119,591)	$(981,111)	$—
Prepaid expenses included in reimbursement, not yet incurred	238,264	92,546	662,900	(1,146,444)
Accrued expenses for work performed, not yet invoiced	(8,443)	45,814	512,959	167,994
Foreign currency adjustments	568	120	6,584	(2,661)
Ending Balance	$201,332	$(981,111)	$201,332	$(981,111)
17. Subsequent Events
In December 2025, the Company entered into a new lease for office space in Melbourne, Australia. The lease commenced on January 5, 2026 with a one year term ending on December 31, 2026, with total minimum lease payments of approximately $25 thousand.
In February 2026, the Company entered into a new clinical trial site lease in Auckland, New Zealand. The lease commenced on March 1, 2026 with a term of two years ending on March 1, 2028, with total minimum lease payments of approximately $32 thousand. The Company expects to recognize a right-of-use asset and corresponding lease liability of approximately $30 thousand upon lease commencement, based on its incremental borrowing rate at that time. This lease will increase the Company’s future operating lease obligations and is expected to increase annual lease expense beginning in 2026.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2026	By:	/s/ Brian M. Strem
President and Chief Executive Officer

Date: March 25, 2026	By:	/s/ Melissa Tosca
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brian M. Strem	President and Chief Executive Officer	March 25, 2026
Brian M. Strem	(Principal Executive Officer)

/s/ Melissa Tosca	Chief Financial Officer	March 25, 2026
Melissa Tosca	(Principal Financial and Accounting Officer)

/s/ Praveen Tyle	Director	March 25, 2026
Praveen Tyle

/s/ Lisa Walters-Hoffert	Director	March 25, 2026
Lisa Walters-Hoffert

/s/ David Hollander	Director	March 25, 2026
David Hollander

/s/ Aron Shapiro	Director	March 25, 2026
Aron Shapiro

/s/ Erin Parsons	Director	March 25, 2026
Erin Parsons

/s/ Carmine Stengone	Director	March 25, 2026
Carmine Stengone