Form 10-Q
period 2026-03-31
KIORA PHARMACEUTICALS INC
filed 2026-05-08
CIK 1372514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
☐ Yes ☒ No
On May 6, 2026, there were 4,431,940 shares of the registrant’s common stock outstanding.

KIORA PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Period Ended March 31, 2026

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
We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 17 of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 25, 2026, or the Annual Report. You should carefully review all these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.
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
Kiora Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$10,955,359	$8,696,570
Short-Term Investments	2,916,701	8,392,513
Prepaid Expenses and Other Current Assets	1,206,339	1,141,804
Collaboration Receivables	1,544,253	1,522,770
Tax and Other Receivables	1,906,923	1,793,459
Prepaid Collaboration Expenses	153,273	201,332
Total Current Assets	18,682,848	21,748,448
Non-Current Assets:
Property and Equipment, Net	86,815	91,672
Restricted Cash	4,687	4,566
Intangible Assets and In-Process R&D, Net	2,063,100	2,063,100
Operating Lease Right-of-Use Assets	301,486	285,827
Other Assets	88,153	59,687
Total Assets	$21,227,089	$24,253,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$594,874	$1,060,306
Accrued Expenses	2,025,173	2,406,731
Operating Lease Liabilities	178,217	164,461
Total Current Liabilities	2,798,264	3,631,498
Non-Current Liabilities:
Contingent Consideration	2,946,743	2,939,316
Deferred Tax Liability	102,152	102,152
Deferred Collaboration Revenue	1,250,000	1,250,000
Non-Current Operating Lease Liabilities	195,369	203,798
Total Non-Current Liabilities	4,494,264	4,495,266
Total Liabilities	7,292,528	8,126,764
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding; 10,000 designated Series B, 0 shares issued and outstanding; 10,000 shares designated Series C, 0 shares issued and outstanding; 20,000 shares designated Series D, 7 shares issued and outstanding; 1,280 shares designated Series E, 0 shares issued and outstanding; 3,908 shares designated Series F, 420 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	4	4
Common Stock, $0.01 Par Value: 150,000,000 shares authorized; 3,993,469 and 3,761,739 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	277,606	275,289
Additional Paid-In Capital	170,521,007	170,314,656
Accumulated Deficit	(156,635,260)	(154,217,276)
Accumulated Other Comprehensive Loss	(228,796)	(246,137)
Total Stockholders’ Equity	13,934,561	16,126,536
Total Liabilities and Stockholders’ Equity	$21,227,089	$24,253,300
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Expenses:
General and Administrative	$1,612,267	$1,489,398
Research and Development	2,123,725	2,531,887
Collaboration Credits	(1,233,224)	(1,966,123)
Change in Fair Value of Contingent Consideration	7,427	275,192
Total Operating Expenses	2,510,195	2,330,354
Operating Loss	(2,510,195)	(2,330,354)
Other Income (Expense), Net:
Interest Income, Net	139,338	276,633
Other Expense, Net	(47,127)	(16,253)
Total Other Income, Net	92,212	260,380
Loss Before Income Tax Provision	(2,417,984)	(2,069,974)
Income Tax Provision	—	(123,006)
Net Loss	$(2,417,984)	$(2,192,980)
Net Loss Attributable to Common Shareholders	$(2,417,984)	$(2,192,980)
Net Loss per Common Share - Basic	$(0.58)	$(0.52)
Weighted Average Shares Outstanding - Basic	4,174,802	4,217,007
Net Loss per Common Share - Diluted	$(0.58)	$(0.52)
Weighted Average Shares Outstanding - Diluted	4,174,802	4,217,007

Other Comprehensive Loss:
Net Loss	$(2,417,984)	$(2,192,980)
Unrealized Loss on Marketable Securities	(8,353)	(16,099)
Foreign Currency Translation Adjustments	25,694	1,072
Comprehensive Loss	$(2,400,643)	$(2,208,007)

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2026 and 2025
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	427	$4	3,761,739	$275,289	$170,314,656	$(154,217,276)	$(246,136)	$16,126,536

Stock-based compensation	—	—	—	—	209,510	—	—	209,510

Issuance of common stock from restricted stock awards	—	—	43,341	433	(433)	—	—	—

Shares withheld for employee taxes on vested restricted stock	—	—	(500)	(5)	(1,007)	—	—	(1,012)

Issuance of common stock from warrant exercises	—	—	188,889	1,889	(1,719)	—	—	170

Unrealized Loss on Investments	—	—	—	—	—	—	(8,353)	(8,353)

Foreign currency translation adjustment	—	—	—	—	—	—	25,694	25,694

Net Loss	—	—	—	—	—	(2,417,984)	—	(2,417,984)

Balance at March 31, 2026	427	$4	3,993,469	$277,606	$170,521,007	$(156,635,260)	$(228,796)	$13,934,561

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	427	$4	3,000,788	$267,679	$169,156,374	$(143,382,123)	$(282,159)	$25,759,776

Stock -based compensation	—	—	—	—	148,616	—	—	148,616

Unrealized Loss on Investments	—	—	—	—	—	—	(16,099)	(16,099)

Foreign currency translation adjustment	—	—	—	—	—	—	1,072	1,072

Net Loss	—	—	—	—	—	(2,192,980)	—	(2,192,980)

Balance at March 31, 2025	427	$4	3,000,788	$267,679	$169,304,990	$(145,575,102)	$(297,186)	$23,700,386

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net Loss	$(2,417,984)	$(2,192,980)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	10,563	318
Reduction of Operating Lease Right-of-Use Assets	31,416	19,290
Stock-Based Compensation	209,510	148,616
Change in Fair Value of Contingent Consideration	7,427	275,192
Investment Income and Fair Value Adjustments on Marketable Securities and Cash Equivalents	61,459	(23,953)
Prepaid Expenses and Other Current Assets	(221,213)	454,932
Collaboration Receivables	(21,483)	(736,407)
Tax and Other Receivables	(235,647)	(443,122)
Other Assets	(27,706)	(39,226)
Accounts Payable	(303,026)	1,171,627
Accrued Expenses	(389,063)	(1,084,242)
Prepaid Collaboration Expenses/Accrued Collaboration Credit	176,368	(241,894)
Operating Lease Liabilities	(41,953)	(12,350)
Net Cash Used in Operating Activities	(3,161,332)	(2,704,199)
Investing Activities:
Purchase of Property and Equipment	(5,018)	—
Purchases of Marketable Securities	—	(3,619,218)
Sales of Marketable Securities	—	80,000
Maturities of Marketable Securities	5,406,000	6,212,000
Net Cash Provided by Investing Activities	5,400,982	2,672,782
Financing Activities:
Taxes Paid Related to Net Share Settlement of Equity Awards	(1,012)	—
Exercise of Warrants	170	—
Net Cash Used in Financing Activities	(842)	—
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	20,103	10,143
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	2,258,910	(21,274)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	8,701,136	3,796,379
Cash, Cash Equivalents and Restricted Cash, End of Period	$10,960,046	$3,775,105
Supplemental Disclosures of Noncash Operating and Financing Activities
Creation of Right-of-Use Assets and Related Lease Liabilities	$50,742	$114,616
Grant of Restricted Stock Awards	$433	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2026
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes previously included in the Company’s 2025 Annual Report on Form 10-K dated March 25, 2026. The balance sheet as of December 31, 2025 was derived from audited consolidated financial statements of the Company but does not include all the disclosures required by U.S. GAAP.
Adoption of Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for public companies beginning in fiscal year 2025 for the annual reporting period ending December 31, 2025, with early adoption permitted. The Company adopted ASU 2023-09 on January 1, 2025. The adoption of ASU 2023-09 did not have a material effect on the condensed consolidated financial statements and related disclosures.
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
Liquidity and Capital Resources
At March 31, 2026, the Company had unrestricted Cash and Cash Equivalents of $11.0 million and Short-term Investments of $2.9 million, and an Accumulated Deficit of $156.6 million. With the exception of the year ended December 31, 2024, Kiora has incurred annual losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash and short-term investments on hand at March 31, 2026 and cash proceeds of $5 million received in April 2026 from a financing transaction (Note 13), the Company anticipates having sufficient cash to fund its planned operations into late 2028 and does not currently anticipate an immediate need to raise additional capital to fund operations.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2026
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
Short-Term Investments
Short-term investments primarily consist of treasuries, corporate debt securities, and government and agency securities. The Company has classified these investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying unaudited condensed consolidated balance sheets. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive loss as a component of stockholders' equity until realized.
Allowance for Credit Losses
For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive loss on the condensed consolidated balance sheets.
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
Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of and considers whether long-lived assets held for use have been impaired whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable, or that the period of their recovery may have changed. Management makes significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity in order to test for impairment. Management reports those long-lived assets to be disposed of and assets held for sale at the lower of carrying amount or fair value less cost to sell. Based on current facts, estimates and assumptions, management believes that no assets are impaired at March 31, 2026. There is no assurance that management’s estimates and assumptions will not change in future periods.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2026
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
Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s balance sheet. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as the current portion of deferred revenue. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as deferred revenue, net of current portion. As of March 31, 2026 and December 31, 2025, the Company had a deferred revenue balance of $1.25 million.
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
March 31, 2026
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
Collaboration Agreements

The Company has entered into an option agreement and a research agreement that fall under the scope of ASC 808, Collaborative Arrangements. Reimbursements from a collaboration partner are recorded as a reduction to research and development expense in the condensed consolidated statements of operations and comprehensive loss. Similarly, amounts that are owed to a collaboration partner are recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss income.
In-Process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project as an indefinite-lived intangible asset and evaluates this asset at least annually for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. The Company performed an annual evaluation of its indefinite-lived intangible assets for impairment as of December 31, 2025 with a quantitative analysis using the Income Approach. The analysis included a market capitalization reconciliation and completely independent of asset performance, indicated an impairment of $4.6 million of the KIO-104 program. Management believes this was directly related to the decline in the Company's stock price from August 31, 2025 to December 31, 2025 and corresponding market capitalization during this period. There were no adverse changes in clinical progress, development timelines, probability of technical success, or projected cash flows for the KIO-104 program. At March 31, 2026 and December 31, 2025, there was $2.1 million of in-process R&D as part of intangible assets and in-process R&D, net, on the condensed consolidated balance sheets.

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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2026
Refunds for Research and Development

The Company through its subsidiaries, Kiora Pharmaceuticals GmbH and Kiora Pharmaceuticals Pty Ltd., is eligible to receive certain refundable tax incentives associated with its research and development expenses in Austria and Australia, respectively. These refunds are realized in the form of a cash payment when received, following the eligible incurred research and development expenses. Following the approval of a research finding by the tax authority, the Company records the refundable payment as a tax receivable and a reduction in expense in the period in which the research and development expenses are incurred. In situations where a new research application has not yet been approved by the tax authority, the Company records the tax receivable and reduction of expense in the period following approval. As of March 31, 2026 and December 31, 2025, the Company had research and development tax credit receivables of $0.8 million and $0.7 million, respectively.

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

The Company's equity incentive plan permits the satisfaction of employee tax withholding obligations on vested restricted stock awards through either (i) a sell-to-cover arrangement, in which the Company facilitates the sale of a portion of the vested shares in the open market and remits the proceeds to taxing authorities on the employee's behalf, or (ii) net share settlement, in which the Company withholds a portion of the vesting shares with an aggregate fair market value equal to the employee's statutory tax withholding obligation and remits cash to the applicable taxing authorities. The Company's preferred method is sell-to-cover. During March 2026, the Company permitted net share settlement on a limited basis, although the Company does not anticipate net share settlement to be its standard practice. For shares withheld under net share settlement, the withheld shares are constructively retired and are not recorded as treasury stock. The par value of withheld shares reduces common stock, with the excess of fair value over par charged to additional paid-in capital. Cash paid to taxing authorities under net share settlement is classified as a financing activity in the condensed consolidated statement of cash flows.
2. Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
A summary of cash and cash equivalents and restricted cash is as follows:

	March 31, 2026	December 31, 2025
Cash and Cash Equivalents	$10,955,359	$8,696,570
Restricted Cash, Non-current	4,687	4,566
Total Cash, Cash Equivalents and Restricted Cash	$10,960,046	$8,701,136
Non-current restricted cash consists of deposits with financial institutions for corporate credit cards.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2026
Short-term Investments
The following table summarizes short-term investments as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Government Agency Securities	$1,032,279	$305	$—	$1,032,584
Corporate Debt Securities	1,883,129	1,020	(32)	1,884,117
Total Short-term Investments	$2,915,408	$1,325	$(32)	$2,916,701

	As of December 31, 2025
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Government Agency Securities	$5,171,407	$4,633	$—	$5,176,040
Corporate Debt Securities	3,211,460	5,013	(1)	3,216,473
Total Short-term Investments	$8,382,867	$9,646	$(1)	$8,392,513
The following table summarizes the maturities of the Company's short-term investments at March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,915,408	$2,916,701
Total Short-term Investments	$2,915,408	$2,916,701

	As of December 31, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,382,867	$8,392,513
Total Short-term Investments	$8,382,867	$8,392,513
The following table shows the Company's available-for-sale investments' gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Less than 12 months
	Count	Fair Value	Unrealized Losses
Corporate Debt Securities	3	$184,982	$(32)
Total	3	$184,982	$(32)

	As of December 31, 2025
	Less than 12 months
	Count	Fair Value	Unrealized Losses
Corporate Debt Securities	1	$76,056	$(1)
Total	1	$76,056	$(1)

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2026
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	March 31, 2026	December 31, 2025
Prepaid Research and Development	$903,965	$841,723
Prepaid General and Administrative	256,481	211,501
Prepaid Insurance	45,893	88,580
Total Prepaid Expenses and Other Current Assets	$1,206,339	$1,141,804
Tax and Other Receivables
Tax and other receivables consist of the following:

	March 31, 2026	December 31, 2025
Income Tax Receivables	$1,028,326	$1,028,326
Research and Development Tax Credit Receivables	840,303	713,719
Other Tax Receivables	38,294	51,414
Total Tax and Other Receivables	$1,906,923	$1,793,459
Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2026	December 31, 2025
Payroll and Benefits	$754,376	$1,275,602
Clinical Trials	878,053	821,648
Professional Fees	215,151	83,278
Income Tax	94,958	142,096
Other	82,635	84,107
Total Accrued Expenses	$2,025,173	$2,406,731
3. Fair Value Disclosures
Short-term Investments
The accounting guidance defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2026
based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of March 31, 2026	Total	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents:
Money Market Funds	$8,304,568	$8,304,568	$—	$—
Total Cash Equivalents Measured at Fair Value	$8,304,568	$8,304,568	$—	$—

Short-term Investments:
Government Agency Securities	$1,032,584	$—	$1,032,584	$—
Corporate Debt Securities	1,884,116	—	1,884,116	—
Total Short-term Investments Measured at Fair Value	$2,916,700	$—	$2,916,700	$—

Total Assets Measured at Fair Value	$11,221,268	$8,304,568	$2,916,700	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2025	Total	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents:
Money Market Funds	$6,797,446	$6,797,446	$—	$—
Total Cash Equivalents Measured at Fair Value	$6,797,446	$6,797,446	$—	$—

Short-term Investments:
Government Agency Securities	$5,176,040	$—	$5,176,040	$—
Corporate Debt Securities	3,216,473	—	3,216,473	—
Total Short-term Investments Measured at Fair Value	$8,392,513	$—	$8,392,513	$—

Total Assets Measured at Fair Value	$15,189,959	$6,797,446	$8,392,513	$—

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2026

Contingent Consideration
In connection with historical acquisitions, additional consideration may be owed by the Company related to the achievement of certain milestones and such contingent consideration payments are required by U.S. GAAP to be presented at fair value. The following table provides information for liabilities measured at fair value on a recurring basis using Level 3 inputs:

	March 31, 2026	December 31, 2025
Contingent Consideration:
Non-current	$2,946,743	$2,939,316
Total Contingent Consideration	$2,946,743	$2,939,316
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

	Valuation Technique	Unobservable Inputs	March 31, 2026	December 31, 2025
	Discounted cash flow	Payment discount rate	15.3%	14.3%
Bayon		Payment period	2027 - 2030	2027 - 2030
Panoptes		Payment period	2029 - 2031	2029 - 2031
Bayon		Probability of success for payment	25% - 45%	25% - 45%
Panoptes		Probability of success for payment	30% - 33%	30% - 33%
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. The change in fair value of contingent consideration of $7.4 thousand for the three months ended March 31, 2026, was primarily driven by an increased discount rate. The change in fair value of contingent consideration is recorded within operating expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2026
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
The Company values in-process R&D related to asset acquisitions using the Income Approach which measures the value of an asset by the present value of its future economic benefits. These benefits can include interest and principal payments, earnings, cost savings, tax deductions, or proceeds from its disposition. Value indications are developed by discounting expected cash flows at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The selected discount rate is the Company's weighted average cost of capital, which provides an expected rate of return based on the Company's capital structure, market capitalization reconciliation, the required yield on the Company's equity, and the required yield on the interest-bearing debt of which there is currently none.
Management completed, with the assistance of a third-party valuation firm, a quantitative assessment of in-process R&D as of December 31, 2025, the Company's annual impairment test date, which includes the following unobservable Level 3 inputs:

	Valuation Technique	Unobservable Inputs		Discount Rate
KIO-104	Multi-Period Excess Earnings Method	Probability of success for next development phase	17% to 36%	39.5%
KIO-301	Multi-Period Excess Earnings Method	Probability of success for next development phase	23% to 43%	39.5%
As of March 31, 2026, the Company assessed qualitative factors to determine whether events and circumstances indicate impairment, and concluded that it is not more likely than not that any assets are impaired.
4. Capital Stock
During January 2026, 188,889 shares of common stock were issued upon the exercise of pre-funded warrants and 4,253 warrant shares expired.
During 2025, 661,581 shares of common stock were issued upon the exercise of pre-funded warrants and 56,301 shares of common stock were issued upon the exercise of Class C Warrants at $4.7079 per share for aggregate proceeds of approximately $0.3 million.
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
The Tranche A warrants are exercisable for up to 2,743,033 shares of common stock at an exercise price of $5.4684 per share for an aggregate of up to approximately $15.0 million and will expire at the earlier of (i) 30 days following the announcement of topline data (expected in 2027) from the Company's Phase 2 clinical trial (ABACUS-2) of KIO-301 in patients with retinitis pigmentosa and the daily Volume Weighted Average Price

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2026
"VWAP" of the Company's common stock equaling or exceeding $9.9432 per share for 30 consecutive trading days following the announcement and (ii) five years from the date of shareholder approval of the warrants.
The Tranche B warrants are exercisable for up to 2,743,033 shares of common stock at an exercise price of $5.4684 per share for an aggregate of up to approximately $15.0 million and will expire at the earlier of (i) 30 days following the announcement of topline data (expected in 2027) from the planned Phase 2 trial of KIO-104 in retinal inflammation and the daily VWAP of the Company's common stock equaling or exceeding $12.4290 per share for 30 consecutive trading days following the announcement and (ii) five years from the date of shareholder approval of the warrants.
5. Warrants
The following is a summary of warrant activity for the Company’s equity-classified warrants for the three months ended March 31, 2026:

	Number of Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2025	6,671,570	$7.73	3.67
Exercised	(188,889)	$0.0009
Expired	(4,253)	$1,881.00
Outstanding at March 31, 2026	6,478,428	$6.73	3.30
6. Net Loss per Share - Basic and Diluted
Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the time period, which for basic net loss per share, does not include the weighted-average unvested restricted common stock that has been issued and is subject to forfeiture totaling 112,991 and 45,363 shares for the three months ended March 31, 2026 and 2025, respectively.
Dilutive common equivalent shares consist of stock options, warrants, and preferred stock and are calculated using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants. Common equivalent shares do not qualify as participating securities. In periods where the Company records a net loss, unvested restricted common stock and potential common stock equivalents are not included in the calculation of diluted net loss per share as their effect would be anti-dilutive. The following is a summary of potentially dilutive securities excluded from the calculation of diluted net loss income per share for the three months ended March 31, 2026 and 2025:

	2026	2025
Common Stock Warrants, Excluding Pre-funded Warrants	5,216,846	6,127,872
Employee Stock Options	541,953	161,276
Restricted Stock	112,991	45,363
Preferred Stock, as Converted into Common Stock	42,426	42,426
Common Stock Reserved for Future Issuance	570,846	570,846
Total	6,485,062	6,947,783

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2026
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
Consistent with the 2014 Plan, the 2024 Plan provides for the granting of stock options (incentive and nonqualified), restricted stock or other stock-based awards to employees, officers, directors, consultants, and advisors. The Board is responsible for administration of the 2024 Plan. The Company’s Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted to any officer, employee, consultant, or director at an exercise price per share of not less than the par value per share. In January 2026, the number of shares of common stock issuable under the 2024 Plan automatically increased by 150,469 shares pursuant to the terms of the 2024 Plan. As of March 31, 2026, the maximum number of shares of Common Stock that may be issued pursuant to the 2024 Plan was 1,003,602 of which 254,221 shares were available for awards.
Stock-based compensation expense is presented in the same expense line items as cash compensation paid and for the three months ended March 31, 2026 and 2025 is as follows:

	Three months ended March 31,
	2026	2025
Research and Development	$72,451	$84,944
General and Administrative	137,059	63,672
Total Stock-Based Compensation Expense	$209,510	$148,616
Stock Options
The Company grants time-based stock options which generally vest one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. The fair value of time-based stock options is determined using the Black-Scholes Option Pricing Model, with such value recognized as expense over the service period, which is typically three years, net of actual forfeitures. There were no grants made during the three months ended March 31, 2025, and therefore no assumptions used to determine their

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2026
value. A summary of the Company's assumptions used in determining the fair value of the stock options granted during the three months ended March 31, 2026 is shown in the following table:

	Three months ended March 31,
	2026	2025
Risk-Free Interest Rate	3.83%	N/A
Expected Life (years)	6	N/A
Expected Stock Price Volatility	130.2%	N/A
Expected Dividend Yield	—%	N/A

The weighted-average grant date fair value of options granted for the three months ended March 31, 2026 was $1.78. The expected term of the options granted is based on management's estimate. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options amounted to $0.6 million as of March 31, 2026 and is expected to be recognized over a weighted average period of approximately 2.89 years.
Following is a summary of stock option activity for the three months ended March 31, 2026:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term in Years
Outstanding at December 31, 2025	418,154	$8.10	8.78
Granted	123,809	$1.98
Expired	(10)	$13,554.00
Outstanding at March 31, 2026	541,953	$6.45	8.85
Exercisable and vested at March 31, 2026	124,718	$18.76	7.65
The stock options outstanding and exercisable as of March 31, 2026 had no aggregate intrinsic value. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $1.93, the closing price of the Company’s stock on March 31, 2026.
Restricted Stock Awards
Restricted stock compensation expense is recognized over the vesting period, which is typically one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. Unamortized compensation expense related to the restricted stock awards amounted to $0.2 million as of March 31, 2026 and is expected to be recognized over a weighted average period of approximately 2.91 years. The following is a summary of restricted stock activity for the three months ended March 31, 2026:

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Term in Years
Non-vested Outstanding at December 31, 2025	70,985	$4.12	1.86
Awarded	43,341	$1.98
Released	(1,335)	$34.45
Non-vested Outstanding at March 31, 2026	112,991	$2.94	2.17

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2026
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
In January 2024, the Company entered into a strategic development and commercialization agreement ("License Agreement") with Théa Open Innovation ("TOI"), a sister company of the global ophthalmic specialty company Laboratoires Théa. Under the agreement, the Company granted TOI exclusive worldwide development and commercialization rights, excluding certain countries in Asia, to KIO-301 for the treatment of degenerative retinal diseases (the "License"). The Company concluded that the Licensing Agreement contains one material performance obligation, the License. The transaction price includes the upfront, non-refundable payment of $16.0 million (the "License Access Fee"). The Company did not include any development or regulatory milestones in the transaction price because it is probable that changes in the estimate of receiving those milestones would result in significant reversals of cumulative revenue in future periods, due to the inherent risks and uncertainties in the drug development process. The sales-based milestones and royalties are not included in the transaction price per ASC 606-10-32-11 and ASC 606-10-55-65. There is no financing component in the License Agreement.

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
9. Commitments and Contingencies
Leases
The Company is party to six real property operating leases for the rental of office and clinical trial space.
In February 2026, the Company entered into a lease in Auckland City, New Zealand (the "New Zealand Lease") that commenced in March 2026 with a term of 2 years with an option to extend for 2 additional years. Terms

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2026
include monthly rent payments of approximately $2.2 thousand, adjusting annually based on CPI and a security deposit of $21.8 thousand. The Company recorded a ROU asset and lease liability, with a term of 2 years, ending in February 2028.
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
In January 2025, the Company entered into a lease in Perth, Australia (the "Perth Lease") and another in Brisbane, Australia (the "Brisbane Lease"). Both leases commenced in February 2025, at which time the Company recorded a ROU asset and lease liability, with a term of 2 years through January 2027. Monthly rent payments are approximately $6.0 thousand, and the total security deposit is $32.2 thousand. The Company has rent abatement for the first 2 months of the Brisbane Lease and for the first 3 months of the Perth Lease.
The Brisbane, Perth, and New Zealand leases are for ABACUS-2 clinical trial sites, with rent costs fully reimbursed by TOI.
The Company also entered into a lease for 910 square feet of office space in Vienna, Austria (the "Vienna Lease"). The Vienna Lease commenced on October 15, 2023 with a term of 5 years through October 14, 2028. The Company recorded a ROU asset and lease liability upon lease commencement in October 2023. Monthly rent payments are approximately $1.3 thousand, and the security deposit is $5.3 thousand.
In May 2022, the Company entered into a 12-month lease for office space in Adelaide, Australia (the "Adelaide Lease") which expired in May 2023. Following expiration, the landlord agreed to extend the Adelaide Lease on a month-month basis, whereby the Company must provide 90-day notice of termination. The Adelaide Lease is a short-term lease which is exempt for ROU asset and lease liability reporting. Monthly rent payments are approximately $1.5 thousand. The Adelaide lease is being used was a clinical trial site for ABACUS-2, with rent costs fully reimbursed by TOI.
Operating lease expense, consisting of the reduction of the right-of-use asset and the imputed interest on the lease liability, totaled $55.7 thousand and $29.0 thousand for the three months ended March 31, 2026 and 2025, respectively. The remaining lease terms range from less than 0.8 years to 2.6 years.
Supplemental balance sheet information related to the leases is as follows as of March 31, 2026:

Weighted-Average Remaining Lease Term	2.1 years
Weighted-Average Discount Rate	5.94%
Future annual minimum lease payments under non-cancellable operating leases as of March 31, 2026 are as follows:

Years Ending December 31,
2026 (remaining months)	$151,757
2027	155,948
2028	90,035
Total Lease Liabilities	397,740
Less Amounts Representing Interest	(24,154)
Total	373,586
Less Current Portion	(178,217)
$195,369

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2026
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
License and Exclusive Rights Agreements
The Company is a party to five license agreements, the details of which have been previously disclosed in Note 12 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the terms of these agreements during the three months ended March 31, 2026.
Contingent Consideration
The purchase price of various acquisitions in prior periods included contingent consideration, which consisted of various earn-out payments payable in cash or shares upon the achievement of certain milestones. Below are the maximum obligation payments per the respective agreements and estimated fair value of contingent consideration payments remaining as of March 31, 2026.

	Maximum Obligation per Agreements	Current Fair Value Estimated
Bayon	$7,135,000	$1,275,133
Panoptes	9,500,000	1,671,610
	$16,635,000	$2,946,743
Credit Line Agreement
In March 2025, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $10.0 million revolving line of credit. The Credit Line bears interest at the 30-day Secured Overnight Financing Rate ("SOFR") average, plus 1.5%. The SOFR rate is variable. The Credit Line is secured by a first priority lien and security interest in the Company’s marketable securities held in its managed investment accounts with UBS. During 2025, the Company received $2.8 million in proceeds from the line, and made payments of $2.8 million. There were no borrowings during the quarter resulting in no credit balance as of March 31, 2026.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2026
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

Our Chief Operating Decision Maker "CODM" is our President and Chief Executive Officer. The CODM does not evaluate profitability nor evaluate performance or allocate resources below the level of the consolidated Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM reviews operating expenses and net loss presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. These metrics serve as benchmarks to evaluate the business, measure performance, identify trends, prepare financial projections, and make strategic decisions. The CODM does not evaluate performance or allocate resources based on segment assets data; therefore, total segment assets are not presented. As part of the adoption of ASU 2023-07, the comparative prior period segment information has been disclosed herein to align with the current period’s presentation.

The following table presents the revenue, significant expenses, and net loss for the Company’s single reportable segment:

	Three Months Ended March 31,
	2026	2025
Significant and Other Segment Expenses
General and Administrative	$1,612,267	$1,489,398
Research and Development
KIO-101	—	3,014
KIO-104[1]	287,009	(149,326)
KIO-301	1,560,107	2,101,850
Unallocated R&D Expenses[2]	276,609	576,349
Total Research & Development	2,123,725	2,531,887
KIO-301 Collaboration Credit	(1,233,224)	(1,966,123)
Change in Fair Value of Contingent Consideration	7,427	275,192
Interest Income, Net	(139,338)	(276,633)
Other Segment Expenses[3]	47,127	16,253
Income Tax Provision	—	123,006
Net Loss	$(2,417,984)	$(2,192,980)

1 Net of research tax credit offset.
2 Unallocated research and development expenses primarily include personnel costs, research consulting and scientific advisory expenses.
3 Other segment expenses primarily include interest expense, other income, net, and loss on disposal of fixed assets.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2026
11. Prepaid Collaboration Expenses

The "Prepaid Collaboration Expenses" asset on the condensed consolidated balance sheets represents the cumulative amount of: (i) Deferred Collaboration Credits, which are prepaid R&D expenses that are eligible for reimbursement but for which the related services have not yet been provided to the Company and are currently recognized as “Collaboration Credit” on the condensed consolidated statements of operations and comprehensive loss as the expenses are incurred, (ii) Accrued Expense Adjustments, which are research and development ("R&D") expenses that have been incurred but have not yet been invoiced by a third-party vendor and thereby are not yet paid/submitted for reimbursement, and (iii) Value Added Tax on R&D expense to be refunded to the Company and repaid to TOI. The changes in these balances have been included in the table in Note 12 for reference in reconciling the Amount Billed/Submitted for Reimbursement compared to the amount of R&D Expenses Incurred.

	Three Months Ended March 31,
	2026	2025
Beginning Balance	$201,332	$(981,111)
Prepaid expenses included in reimbursement, not yet incurred	(55,395)	251,304
Accrued expenses for work performed, not yet invoiced	(116,798)	(9,420)
Taxes to be received and repaid	124,254	—
Foreign currency adjustments	(120)	143
Ending Balance	$153,273	$(739,084)

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

The table below summarizes the R&D expenses submitted for reimbursement and the R&D expenses incurred by the Company related to the collaboration, including the corresponding collaboration credits. These amounts are presented for the most recent relevant periods:

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2026

Period	Amount Billed/ Submitted for Reimbursement		Amount Reimbursed/ Received		R&D Expenses Incurred	Collaboration Credits	Variance (foreign exchange timing)	Adjustment to Deferred Collaboration Credits[4]	Adjustment to Accrued Expenses[5]
Quarter ended March 31, 2025	$1,727,386	[6]	$(990,979)	[7]	$1,969,270	$(1,966,123)	$(3,147)	$251,304	$(9,420)
Quarter ended June 30, 2025	$1,168,022		$(1,337,604)		$1,682,980	$(1,685,917)	$2,937	$163,277	$351,681
Quarter ended September 30, 2025	$1,467,935	[8]	$(1,422,731)		$1,657,091	$(1,658,248)	$1,117	$10,015	$179,141
Quarter ended December 31, 2025	$1,522,770		$(1,213,226)		$1,752,591	$(1,755,950)	$3,359	$238,264	$(8,443)
Fiscal Year ended December 31, 2025	$5,886,113		$(4,964,540)		$7,061,932	$(7,066,238)	$4,266	$662,860	$512,959
Quarter ended March 31, 2026	$1,544,253		$(1,522,770)		$1,247,806	$(1,233,224)	$(14,582)	$(55,395)	$7,456
13. Subsequent Events

On April 6, 2026, the Company entered into a private placement for 438,471 shares of common stock, pre-funded warrants to purchase up to 1,527,711 shares of common stock, and accompanying Tranche A-1 and Tranche A-2 warrants to purchase up to an aggregate of 9,830,907 shares of common stock. The total net proceeds from the private placement were approximately $5.0 million.

The Tranche A-1 warrants are exercisable for up to 7,864,726 shares of common stock at an exercise price of $1.94 per share for an aggregate of up to approximately $15.3 million and will expire at the earlier of (i) 30 calendar days following the announcement of the Company entering into a definitive agreement for a strategic transaction by the Company that results in the material expansion of the potential commercial market opportunity of the Company's therapeutic assets and (ii) nine months from the initial exercise date of April 6, 2026.

The Tranche A-2 warrants are exercisable for up to 1,966,181 shares of common stock at an exercise price of $1.94 per share for an aggregate of up to approximately $3.8 million and will expire at the earlier of (i) 30 days following the announcement of enrollment with respect to a Phase 3 clinical trial of an asset owned or licensed by the Company and (ii) four years from the initial exercise date of April 6, 2026.
4 Change in prepaid expenses that have not yet been incurred but which have been paid/submitted for reimbursement. The Company's contract with TOI allows for reimbursement upon the Company's receipt of an allowable vendor invoice.
5 Change in expenses incurred but not billable to TOI until invoiced by a third-party vendor and other taxes receivable to be repaid to TOI.
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
8 Includes 254,709 billed in August 2025 related to Phase 3 activities that were reimbursed by TOI prior to quarter-end September 30, 2025, plus 1,213,226 related to reimbursable third quarter 2025 R&D expenses, subsequently reimbursed in the fourth quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 17 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2026. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Quarterly Report on Form 10-Q.
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
KIO-301 was acquired through the Bayon Therapeutics, Inc. ("Bayon") transaction that closed October 21, 2021. We initiated a Phase 1b clinical trial ("ABACUS-1") in the third quarter of 2022. Topline data from this trial was presented at the American Academy of Ophthalmology annual meeting in November 2023. The complete data set was presented at the Association for Research in Vision and Ophthalmology ("ARVO") annual conference in May 2024 highlighting improvements in visual acuity, visual field and functional vision among clinical trial participants relative to baseline.
In January 2024, we entered into a strategic development and commercialization agreement ("License Agreement") with Théa Open Innovation ("TOI"), a sister company of the global ophthalmic specialty company Laboratoires Théa. Under the agreement, Kiora granted TOI exclusive worldwide development and commercialization rights, excluding Asia, to KIO-301 for the treatment of degenerative retinal diseases. In exchange, Kiora received an upfront, payment of $16 million; up to $285 million upon achievement of pre-specified clinical development, regulatory and commercial milestones; tiered royalties of up to low 20% on net sales; and reimbursement of all KIO-301 research and development expenses moving forward from the date of the execution of the License Agreement.
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
In May 2025, we entered into an exclusive option agreement with Senju Pharmaceutical Co., Ltd ("Senju"). Under the agreement, we granted Senju an exclusive option to obtain an exclusive license to the development and commercialization rights of KIO-301 for the treatment of ophthalmic diseases in certain key countries in Asia, including Japan and China. In exchange, we received a nonrefundable payment of $1.25 million. In the future, if the option is exercised and a license agreement is executed, we will be eligible to receive an additional $109.5 million plus tiered royalties of up to high teen percentages on net sales.
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
Throughout our history we have not generated significant revenue; however, in January 2024 we entered into the License Agreement with TOI, whereby we recognized $16 million in collaboration revenue related to the upfront payment. With the exception of the year ended December 31, 2024, Kiora has incurred annual losses and negative cash flows since inception, and future losses are anticipated. From inception through March 31, 2026, our losses have aggregated $156.6 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our product candidates. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure to support their commercialization including sales, marketing, and distribution functions.
We will need additional financing to support our continuing operations. We will seek to fund our operations through a combination of public or private sales of equity, debt financings, license and development agreements, non-dilutive grants and other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Although historically we have been successful at raising capital, additional capital may not be available on terms favorable to Kiora, if at all. We do not know if any future offerings will succeed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash on hand and short-term investments at March 31, 2026 of approximately $11.0 million and $2.9 million, respectively, along with $5 million received in April 2026 related to a private placement transaction, we anticipate having sufficient cash to fund currently planned operations into late 2028.
Recent Developments
All material developments as of March 31, 2026, have been discussed in the Executive Summary above.
New Components of Results of Operations
None.

Results of Operations
Comparison of three months ended March 31, 2026 and 2025
The following table summarizes the results of our operations for the three months ended March 31, 2026 and 2025:

	2026	2025	Change
Operating Expenses:
General and Administrative	$1,612,267	$1,489,398	$122,869
Research and Development	2,123,725	2,531,887	(408,162)
Collaboration and Research Credits	(1,233,224)	(1,966,123)	732,899
Change in Fair Value of Contingent Consideration	7,427	275,192	(267,765)
Total Operating Expenses	2,510,195	2,330,354	179,841
Other Income, Net	92,212	260,380	(168,168)
Loss Before Income Tax Expense	(2,417,983)	(2,069,974)	(348,009)
Income Tax Provision	—	(123,006)	123,006
Net Loss	$(2,417,983)	$(2,192,980)	$(225,003)
General and Administrative Expenses. The increase of $0.1 million was driven primarily by increased director and personnel costs related to salary and equity expenses and higher professional services.
Research and Development Expenses. The decrease of $0.4 million was primarily due to a decrease in preclinical and CMC related expenses in 2025 of $1.0 million, partially offset by an increase of $0.4 million in clinical trial related costs and a decrease in credits expected from Australian and Austrian government programs related to research and development activities.
Collaboration and Research Credits. The decrease of $0.7 million is related to decreased research and development expenses for the KIO-301 program which are fully reimbursed by TOI.
Change in Fair Value of Contingent Consideration. The decrease of $0.3 million primarily driven by an increased discount period and changes to the development plan as discussed in Note 3, Fair Value Disclosures - Contingent Consideration, to the Notes to the Consolidated Financial Statements of Part IV, Item 16. Form 10-K as of December 31, 2025.
Other Income, Net. The decrease of $0.2 million was primarily due to lower interest income resulting from lower interest rates and a lower carrying balance of short-term marketable securities and unrealized losses related to foreign currency activity.
Income Tax Provision. The increase of $0.1 million is due to a change in estimate for 2024 tax year resulting from new legislation included in the One Big Beautiful Bill Act (OBBBA) realized in 2025.
Liquidity and Capital Resources
Our principal liquidity needs have historically been for acquisitions, working capital, research and development, and capital expenditures. While we anticipate having sufficient cash to fund currently planned operations into late 2028, we will need additional financing to support our future operations as we develop and work toward the commercialization of new products. We will seek to fund our operations through a combination of public or private sales of equity, debt financings, license and development agreements, non-dilutive grants and other sources, which may include collaborations with third parties.
If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing through our $10 million credit line with UBS would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us. Although historically we have been successful at raising capital, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We have incurred losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash on hand and short-term investments at March 31, 2026 of approximately $11.0 million and $2.9 million, respectively, along with $5 million received in April 2026 related to a private placement transaction, and all KIO-301 expenses reimbursed by our partner TOI, we anticipate having sufficient cash to fund currently planned operations into late 2028.
Information Regarding Cash Flows
As of March 31, 2026, we had unrestricted cash and cash equivalents totaling $11.0 million and restricted cash totaling $4.7 thousand for a total of $11.0 million compared to $8.7 million at December 31, 2025. The following table sets forth the primary uses of cash for the three months ended March 31, 2026 and 2025:

	2026	2025
Net Cash Used in Operating Activities	$(3,161,332)	$(2,704,199)
Net Cash Provided by Investing Activities	$5,400,982	$2,672,782
Net Cash Provided by Financing Activities	$(842)	$—
Operating Activities. Net cash used in operating activities increased $0.5 million primarily due to a higher net loss, decreases in non-cash change in fair value of contingent consideration of $0.3 million and unfavorable changes in operating assets and liabilities, most notably accounts payable decrease of $1.5 million partially offset by an increase in accrued expenses by $0.7 million.
Investing Activities. Net cash provided by investing activities increased $2.7 million primarily due to a decrease in the purchase of marketable securities by approximately $3.6 million partially offset by decreased proceeds from the maturities of marketable securities of approximately $0.8 million.
Financing Activities. There were no material changes in net cash used in financing activities for the periods reported.
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
Based on our cash on hand and short-term investments at March 31, 2026, along with $5 million received in April 2026 related to a private placement transaction, we believe that we will have sufficient cash to fund planned operations into late 2028. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of our products. To continue development, we will need to raise additional capital through debt and/or equity financing, grants and other arrangements. Although historically we have been successful at raising capital, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Other
For information regarding Commitments and Contingencies, refer to Note 9. Commitments and Contingencies to the Notes to the Condensed Consolidated Financial Statements of Part 1, Item 1. Financial Statements of this Form 10-Q.
Critical Accounting Estimates
Our discussion of operating results is based upon the Unaudited Condensed Consolidated Financial Statements and accompanying notes. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting policies and significant judgement and estimates are detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.
As of March 31, 2026, we have no material changes from such disclosures.
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
In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Accounting and Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
While we are not currently a party to any legal proceedings as of March 31, 2026, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, each of which is incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described herein and in those filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On April 6, 2026, we entered into a private placement for 438,471 shares of common stock, pre-funded warrants to purchase up to 1,527,711 shares of common stock, and accompanying Tranche A-1 and Tranche A-2 warrants to purchase up to an aggregate of 9,830,908 shares of common stock. The total net proceeds from the private placement were approximately $5.0 million.

The Tranche A-1 warrants are exercisable for up to 7,864,727 shares of common stock at an exercise price of $1.94 per share for an aggregate of up to approximately $15.3 million and will expire at the earlier of (i) 30 calendar days following the announcement of our entering into a definitive agreement for a strategic transaction that results in the material expansion of the potential commercial market opportunity of our therapeutic assets and (ii) nine months from the initial exercise date of April 6, 2026.

The Tranche A-2 warrants are exercisable for up to 1,966,182 shares of common stock at an exercise price of $1.94 per share for an aggregate of up to approximately $3.8 million and will expire at the earlier of (i) 30 days following the announcement of enrollment with respect to a Phase 3 clinical trial of an asset owned or licensed by us and (ii) four years from the initial exercise date of April 6, 2026.
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
Repurchase of Equity Securities
We did not repurchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.
Net Share Settlement of Restricted Stock Awards
The following table provides information with respect to shares of common stock withheld by the Company for net settlement of restricted stock awards during the three months ended March 31, 2026:

	Number of Shares[9]	Average Cost per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 2026	—	$—	—	—
February 2026	—	$—	—	—
March 2026	500	$2.02	—	—
Total	500	$2.02	—	—
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
No officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in item 408 of Regulation S-K, during the period ended March 31, 2026.
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits and are incorporated herein by reference.
9 Shares withheld to cover tax withholding obligations under net settlement provisions of restricted stock awards that vested during the period.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2026	By:	/s/ Brian M. Strem, Ph.D.
President and Chief Executive Officer (Principal executive officer)

Date: May 8, 2026	By:	/s/ Melissa Tosca
Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX
The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit

4.1	Form of Pre-Funded Warrant (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 7, 2026 and incorporated by reference thereto)

4.2	Form of Tranche A-1 Warrant (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 7, 2026 and incorporated by reference thereto)

4.3	Form of Tranche A-2 Warrant (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 7, 2026 and incorporated by reference thereto)

10.1†
Form of Securities Purchase Agreement, dated as of April 3, 2026, among Kiora Pharmaceuticals, Inc. and the purchasers named therein (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 7, 2026 and incorporated by reference thereto)

10.2†
Form of Registration Rights Agreement dated as of April 3, 2026, among Kiora Pharmaceuticals, Inc. and the holders named therein (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 7, 2026 and incorporated by reference thereto)

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