Form 10-Q
period 2026-06-30
KIORA PHARMACEUTICALS INC
filed 2026-08-07
CIK 1372514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
☐ Yes ☒ No
On August 5, 2026, there were [4,424,387] shares of the registrant’s common stock outstanding.

KIORA PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Period Ended June 30, 2026

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
We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 17 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission, or the SEC, on March 25, 2026, or the Annual Report. You should carefully review all these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.
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
Kiora Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,076,533	$8,696,570
Short-Term Investments	9,761,994	8,392,513
Prepaid Expenses and Other Current Assets	1,127,482	1,141,804
Collaboration Receivables	1,091,385	1,522,770
Tax and Other Receivables	1,815,079	1,793,459
Prepaid Collaboration Expenses	390,042	201,332
Total Current Assets	21,262,515	21,748,448
Non-Current Assets:
Property and Equipment, Net	99,637	91,672
Restricted Cash	4,706	4,566
Intangible Assets and In-Process R&D, Net	2,063,100	2,063,100
Operating Lease Right-of-Use Assets	260,753	285,827
Other Assets	85,379	59,687
Total Assets	$23,776,090	$24,253,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$216,497	$1,060,306
Accrued Expenses	1,981,573	2,406,731
Operating Lease Liabilities	172,425	164,461
Total Current Liabilities	2,370,495	3,631,498
Non-Current Liabilities:
Contingent Consideration	3,036,157	2,939,316
Deferred Tax Liability	102,152	102,152
Deferred Collaboration Revenue	1,250,000	1,250,000
Non-Current Operating Lease Liabilities	160,597	203,798
Total Non-Current Liabilities	4,548,906	4,495,266
Total Liabilities	6,919,401	8,126,764
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding; 10,000 designated Series B, 0 shares issued and outstanding; 10,000 shares designated Series C, 0 shares issued and outstanding; 20,000 shares designated Series D, 7 shares issued and outstanding; 1,280 shares designated Series E, 0 shares issued and outstanding; 3,908 shares designated Series F, 420 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	4	4
Common Stock, $0.01 Par Value: 150,000,000 shares authorized; 4,427,167 and 3,761,739 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	281,943	275,289
Additional Paid-In Capital	175,544,810	170,314,656
Accumulated Deficit	(158,714,270)	(154,217,276)
Accumulated Other Comprehensive Loss	(255,798)	(246,137)
Total Stockholders’ Equity	16,856,689	16,126,536
Total Liabilities and Stockholders’ Equity	$23,776,090	$24,253,300
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Expenses:
General and Administrative	$1,383,504	$1,353,850	$2,995,771	$2,843,248
Research and Development	2,077,116	2,590,489	4,200,841	5,122,376
Collaboration Credits	(1,336,263)	(1,685,917)	(2,569,487)	(3,652,040)
Change in Fair Value of Contingent Consideration	89,414	137,774	96,841	412,966
Total Operating Expenses	2,213,771	2,396,196	4,723,966	4,726,550
Operating Loss	(2,213,771)	(2,396,196)	(4,723,966)	(4,726,550)
Other Income (Expense), Net:
Interest Income, Net	146,232	225,237	285,570	501,870
Other Expense, Net	(11,471)	(93,557)	(58,598)	(109,809)
Total Other Income, Net	134,761	131,680	226,972	392,060
Loss Before Income Tax Provision	(2,079,010)	(2,264,516)	(4,496,994)	(4,334,490)
Income Tax Provision	—	112,057	—	(10,949)
Net Loss	$(2,079,010)	$(2,152,459)	$(4,496,994)	$(4,345,439)
Net Loss Attributable to Common Shareholders	$(2,079,010)	$(2,152,459)	$(4,496,994)	$(4,345,439)
Net Loss per Common Share - Basic	$(0.34)	$(0.54)	$(0.87)	$(1.10)
Weighted Average Shares Outstanding - Basic	6,177,679	3,989,042	5,181,693	3,936,649
Net Loss per Common Share - Diluted	$(0.34)	$(0.54)	$(0.87)	$(1.10)
Weighted Average Shares Outstanding - Diluted	6,177,679	3,989,042	5,181,693	3,936,649

Other Comprehensive Loss:
Net Loss	$(2,079,010)	$(2,152,459)	$(4,496,994)	$(4,345,439)
Unrealized Loss on Marketable Securities	(10,983)	(11,116)	(19,336)	(27,215)
Foreign Currency Translation Adjustments	(16,019)	62,532	9,674	63,604
Comprehensive Loss	$(2,106,012)	$(2,101,044)	$(4,506,656)	$(4,309,050)

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2026 and 2025
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2026	427	$4	3,993,469	$277,606	$170,521,007	$(156,635,260)	$(228,796)	$13,934,561

Stock-based Compensation	—	—	—	—	109,310	—	—	109,310

Shares Withheld for Employee Taxes on Vested Restricted Stock	—	—	(4,773)	(48)	(9,269)	—	—	(9,317)

Issuance of Common Stock and Warrants from Private Placement, Net of Offering Costs of $72 thousand	—	—	438,471	4,385	4,923,762	—	—	4,928,147

Unrealized Loss on Marketable Securities	—	—	—	—	—	—	(10,983)	(10,983)

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(16,019)	(16,019)

Net Loss	—	—	—	—	—	(2,079,010)	—	(2,079,010)

Balance at June 30, 2026	427	$4	4,427,167	$281,943	$175,544,810	$(158,714,270)	$(255,798)	$16,856,689

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	427	$4	3,000,788	$267,679	$169,304,990	$(145,575,102)	$(297,186)	$23,700,385

Stock-based compensation	—	—	—	—	262,774	—	—	262,774

Issuance of Common Stock from Warrant Exercises	—	—	389,634	3,896	261,464	—	—	265,360

Issuance of Common Stock from Restricted Stock Awards	—	—	43,069	431	(431)	—	—	—

Unrealized Loss on Marketable Securities	—	—	—	—	—	—	(11,116)	(11,116)

Foreign Currency Translation Adjustment	—	—	—	—	—	—	62,532	62,532

Net Loss	—	—	—	—	—	(2,152,459)	—	(2,152,459)

Balance at June 30, 2025	427	$4	3,433,491	$272,006	$169,828,797	$(147,727,561)	$(245,770)	$22,127,476
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2026 and 2025
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	427	$4	3,761,739	$275,289	$170,314,656	$(154,217,276)	$(246,136)	$16,126,536

Stock-based compensation	—	—	—	—	318,820	—	—	318,820

Issuance of Common Stock from Restricted Stock Awards	—	—	43,341	433	(433)	—	—	—

Shares Withheld for Employee Taxes on Vested Restricted Stock	—	—	(5,273)	(53)	(10,276)	—	—	(10,328)

Issuance of Common Stock from Warrant Exercises	—	—	188,889	1,889	(1,719)	—	—	170

Issuance of Common Stock and Warrants from Private Placement, Net of Offering Costs of $72 thousand	—	—	438,471	4,385	4,923,762	—	—	4,928,147

Unrealized Loss on Marketable Securities	—	—	—	—	—	—	(19,336)	(19,336)

Foreign Currency Translation Adjustment	—	—	—	—	—	—	9,674	9,674

Net Loss	—	—	—	—	—	(4,496,994)	—	(4,496,994)

Balance at June 30, 2026	427	$4	4,427,167	$281,943	$175,544,810	$(158,714,270)	$(255,798)	$16,856,689

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2026 and 2025
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	427	$4	3,000,788	$267,679	$169,156,374	$(143,382,122)	$(282,159)	$25,759,776

Stock-based compensation	—	—	—	—	411,390	—	—	411,390

Issuance of Common Stock from Warrant Exercises	—	—	389,634	3,896	261,464	—	—	265,360

Issuance of Common Stock from Restricted Stock Awards	—	—	43,069	431	(431)	—	—	—

Unrealized Loss on Marketable Securities	—	—	—	—	—	—	(27,215)	(27,215)

Foreign Currency Translation Adjustment	—	—	—	—	—	—	63,604	63,604

Net Loss	—	—	—	—	—	(4,345,439)	—	(4,345,439)

Balance at June 30, 2025	427	$4	3,433,491	$272,006	$169,828,797	$(147,727,561)	$(245,770)	$22,127,476

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net Loss	$(4,496,994)	$(4,345,439)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	21,304	3,741
Reduction of Operating Lease Right-of-Use Assets	72,211	47,364
Stock-Based Compensation	318,820	411,390
Change in Fair Value of Contingent Consideration	96,841	412,966
Investment Income and Fair Value Adjustments on Marketable Securities and Cash Equivalents
Accretion of Discount on Marketable Securities	(8,027)	(98,425)
Change in Accrued Interest on Marketable Securities	78,912	65,886
Net Realized Gain on Marketable Securities	(5)	(1,759)
Change in Unrealized Gain on Cash Equivalents	(14)	(117)
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	(141,271)	440,532
Collaboration Receivables	431,384	(1,816,825)
Research and Development Tax Credit Receivables
Tax and Other Receivables	(144,307)	(396,514)
Prepaid Collaboration Expenses	(59,743)	(756,187)
Other Assets	(24,823)	(35,502)
Accounts Payable	(681,518)	509,579
Accrued Expenses	(433,423)	(2,159,538)
Deferred Collaboration Revenue	—	1,250,000
Operating Lease Liabilities	(82,613)	(38,785)
Net Cash Used in Operating Activities	(5,053,267)	(6,507,633)
Investing Activities:
Purchases of Property and Equipment	(28,474)	(32,195)
Purchases of Marketable Securities	(9,122,681)	(8,175,851)
Sales of Marketable Securities	—	305,000
Maturities of Marketable Securities	7,663,000	11,240,000
Net Cash (Used In) Provided by Investing Activities	(1,488,155)	3,336,954
Financing Activities:
Gross Proceeds from Private Placement	4,999,848	—
Issuance Costs for Private Placement	(71,701)	—
Taxes Paid Related to Net Share Settlement of Equity Awards	(10,328)	—
Exercise of Warrants	170	265,359
Proceeds from Line of Credit	—	1,000,000
Repayments of Line of Credit	—	(1,000,000)
Net Cash Provided by Financing Activities	4,917,989	265,359
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	3,536	141,725
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(1,619,897)	(2,763,595)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	8,701,136	3,796,379
Cash, Cash Equivalents and Restricted Cash, End of Period	$7,081,239	$1,032,784

Supplemental Disclosures of Noncash Operating and Financing Activities

Creation of Right-of-Use Assets and Related Lease Liabilities	$50,742	$333,677
Conversion of Preferred Stock into Common Stock	$—	$—
Grant of Restricted Stock Awards	$381	$431
Tenant Improvements Paid Directly by Lessor	$—	$72,810
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes previously included in the Company’s 2025 Annual Report on Form 10-K dated March 25, 2026. The accompanying balance sheet as of December 31, 2025 was derived from audited consolidated financial statements of the Company but does not include all the disclosures required by U.S. GAAP.
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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting. This ASU was issued to enhance consistency in interim reporting for all entities by providing clarity about the current interim reporting requirements and creating a comprehensive list of interim disclosures required under US GAAP. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and amendments can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the adoption of this standard on its interim disclosures.
Liquidity and Capital Resources
At June 30, 2026, the Company had unrestricted Cash and Cash Equivalents of $7.1 million and Short-term Investments of $9.8 million, and an Accumulated Deficit of $158.7 million. With the exception of the year ended

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026
December 31, 2024, Kiora has incurred annual losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash and short-term investments on hand at June 30, 2026, the Company anticipates having sufficient cash to fund its planned operations into late 2028 and does not currently anticipate an immediate need to raise additional capital to fund operations.
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
Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of and considers whether long-lived assets held for use have been impaired whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable, or that the period of their recovery may have changed. Management makes significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity in order to test for impairment. Management reports those long-lived assets to be disposed of and assets held for sale at the lower of carrying amount or fair value less cost to sell. Based on current facts, estimates and assumptions, management believes that no assets are impaired at

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026
June 30, 2026. There is no assurance that management’s estimates and assumptions will not change in future periods.
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
Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s balance sheet. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as the current portion of deferred revenue. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as deferred revenue, net of current portion. As of June 30, 2026 and December 31, 2025, the Company had a deferred revenue balance of $1.25 million.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026
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
In-Process Research and Development

The Company records in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project as an indefinite-lived intangible asset and evaluates this asset at least annually for impairment until the R&D process has been completed. Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. The Company performed an annual evaluation of its indefinite-lived intangible assets for impairment as of December 31, 2025 with a quantitative analysis using the Income Approach. As previously reported, the analysis included a market capitalization reconciliation and completely independent of asset performance, indicated an impairment of $4.6 million of the KIO-104 program. Management believes this was directly related to the decline in the Company's stock price from August 31, 2025 to December 31, 2025 and corresponding market capitalization during this period. There were no adverse changes in clinical progress, development timelines, probability of technical success, or projected cash flows for the KIO-104 program. At June 30, 2026 and December 31, 2025, there was $2.1 million of in-process R&D as part of intangible assets and in-process R&D, net, on the condensed consolidated balance sheets.

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

Business Segment and Geographical Information

The Company identifies operating segments as components of the enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as fully integrated and operating in one business segment and three geographic areas. The Company's singular focus is developing innovative retinal pharmaceutical products.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026
Refunds for Research and Development

The Company through its subsidiaries, Kiora Pharmaceuticals GmbH and Kiora Pharmaceuticals Pty Ltd., is eligible to receive certain refundable tax incentives associated with its research and development expenses in Austria and Australia, respectively. These refunds are realized in the form of a cash payment when received, following the eligible incurred research and development expenses. Following the approval of a research finding by the tax authority, the Company records the refundable payment as a tax receivable and a reduction in expense in the period in which the research and development expenses are incurred. In situations where a new research application has not yet been approved by the tax authority, the Company records the tax receivable and reduction of expense in the period following approval. As of June 30, 2026 and December 31, 2025, the Company had research and development tax credit receivables of $0.7 million and $0.7 million, respectively.

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

The Company's equity incentive plan permits the satisfaction of employee tax withholding obligations on vested restricted stock awards through either (i) a sell-to-cover arrangement, in which the Company facilitates the sale of a portion of the vested shares in the open market and remits the proceeds to taxing authorities on the employee's behalf, or (ii) net share settlement, in which the Company withholds a portion of the vesting shares with an aggregate fair market value equal to the employee's statutory tax withholding obligation and remits cash to the applicable taxing authorities. The Company's preferred method is sell-to-cover. During 2026, the Company permitted net share settlement on a limited basis, although the Company does not anticipate net share settlement to be its standard practice. For shares withheld under net share settlement, the withheld shares are constructively retired and are not recorded as treasury stock. The par value of withheld shares reduces common stock, with the excess of fair value over par charged to additional paid-in capital. Cash paid to taxing authorities under net share settlement is classified as a financing activity in the condensed consolidated statement of cash flows.
2. Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
A summary of cash and cash equivalents and restricted cash is as follows:

	June 30, 2026	December 31, 2025
Cash and Cash Equivalents	$7,076,533	$8,696,570
Restricted Cash, Non-current	4,706	4,566
Total Cash, Cash Equivalents and Restricted Cash	$7,081,239	$8,701,136
Non-current restricted cash consists of deposits with financial institutions for corporate credit cards.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026
Short-term Investments
The following table summarizes short-term investments as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
US Treasuries	$109,604	$—	$(1)	$109,603
Government Agency Securities	6,071,500	—	(6,186)	6,065,314
Corporate Debt Securities	3,590,565	169	(3,657)	3,587,077
Total Short-term Investments	$9,771,669	$169	$(9,844)	$9,761,994

	As of December 31, 2025
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Government Agency Securities	$5,171,407	$4,633	$—	$5,176,040
Corporate Debt Securities	3,211,460	5,013	(1)	3,216,473
Total Short-term Investments	$8,382,867	$9,646	$(1)	$8,392,513
The following table summarizes the maturities of the Company's short-term investments at June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,771,669	$9,761,994
Total Short-term Investments	$9,771,669	$9,761,994

	As of December 31, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,382,867	$8,392,513
Total Short-term Investments	$8,382,867	$8,392,513
The following table shows the Company's available-for-sale investments' gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Less than 12 months
	Count	Fair Value	Unrealized Losses
US Treasuries	1	$109,603	$(1)
Government Agency Securities	19	$6,065,314	$(6,186)
Corporate Debt Securities	32	$2,745,505	$(3,177)
Total	52	$8,920,422	$(9,364)

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026

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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	June 30, 2026	December 31, 2025
Prepaid Research and Development	$847,944	$841,723
Prepaid General and Administrative	192,872	211,501
Prepaid Insurance	86,666	88,580
Total Prepaid Expenses and Other Current Assets	$1,127,482	$1,141,804
Tax and Other Receivables
Tax and other receivables consist of the following:

	June 30, 2026	December 31, 2025
Income Tax Receivables	$1,028,326	$1,028,326
Research and Development Tax Credit Receivables	737,032	713,719
Other Tax Receivables	49,721	51,414
Total Tax and Other Receivables	$1,815,079	$1,793,459
Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
Payroll and Benefits	$771,798	$1,275,602
Clinical Trials	992,326	821,648
Professional Fees	99,451	83,278
Income Tax	65,982	142,096
Other	52,016	84,107
Total Accrued Expenses	$1,981,573	$2,406,731

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026
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
The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of June 30, 2026	Total	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents:
Money Market Funds	$1,958,477	$1,958,477	$—	$—
US Treasury Securities	820,503	—	820,503	—
Corporate Debt Securities	161,816	—	161,816	—
Total Cash Equivalents Measured at Fair Value	$2,940,796	$1,958,477	$982,319	$—

Short-term Investments:
US Treasury Securities	$109,603	$—	$109,603	$—
Government Agency Securities	6,065,314	—	6,065,314	—
Corporate Debt Securities	3,587,077	—	3,587,077	—
Total Short-term Investments Measured at Fair Value	$9,761,994	$—	$9,761,994	$—

Total Assets Measured at Fair Value	$12,702,790	$1,958,477	$10,744,312	$—

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026

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

Contingent Consideration
In connection with historical acquisitions, additional consideration may be owed by the Company related to the achievement of certain milestones and such contingent consideration payments are required by U.S. GAAP to be presented at fair value. The following table provides information for liabilities measured at fair value on a recurring basis using Level 3 inputs:

	June 30, 2026	December 31, 2025
Contingent Consideration:
Non-current	$3,036,157	$2,939,316
Total Contingent Consideration	$3,036,157	$2,939,316
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

	Valuation Technique	Unobservable Inputs	June 30, 2026	December 31, 2025
	Discounted cash flow	Payment discount rate	15.5%	14.3%
Bayon		Payment period	2027 - 2030	2027 - 2030
Panoptes		Payment period	2029 - 2031	2029 - 2031
Bayon		Probability of success for payment	25% - 45%	25% - 45%
Panoptes		Probability of success for payment	30% - 33%	30% - 33%
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. The change in fair value of contingent

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026
consideration of $96.8 thousand for the six months ended June 30, 2026, was primarily driven by an reduced discount period. The change in fair value of contingent consideration is recorded within operating expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.
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
As of June 30, 2026, the Company assessed qualitative factors to determine whether events and circumstances indicate impairment, and concluded that it is not more likely than not that any assets are impaired.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026
4. Capital Stock
On April 6, 2026, the Company entered into a private placement for 438,471 shares of common stock, pre-funded warrants to purchase up to 1,527,711 shares of common stock, and accompanying Tranche A-1 and Tranche A-2 warrants to purchase up to an aggregate of 9,830,907 shares of common stock. The total net proceeds from the private placement were approximately $4.9 million.

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
5. Warrants
The following is a summary of warrant activity for the Company’s equity-classified warrants for the six months ended June 30, 2026:

	Number of Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2025	6,671,570	$7.73	3.67
Issued	11,358,620	$1.68
Exercised	(188,889)	$0.0009
Expired	(4,253)	$1,881.00
Outstanding at June 30, 2026	17,837,048	$3.51	2.59
6. Net Loss per Share - Basic and Diluted
Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the time period, which for basic net loss per share, does not include the weighted-average unvested restricted common stock that has been issued and is subject to forfeiture totaling 80,278 and 88,432 shares for the three months ended June 30, 2026 and 2025, respectively.
Dilutive common equivalent shares consist of stock options, warrants, and preferred stock and are calculated using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants. Common equivalent shares do not qualify as participating securities. In periods where the Company records a net loss, unvested restricted common stock and potential common stock equivalents are not included in the calculation of

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026
diluted net loss per share as their effect would be anti-dilutive. The following is a summary of potentially dilutive securities excluded from the calculation of diluted net loss per share for the three months ended June 30, 2026 and 2025:

	2026	2025
Common Stock Warrants, Excluding Pre-funded Warrants	15,898,226	5,738,238
Employee Stock Options	675,866	408,161
Restricted Stock	80,278	88,432
Preferred Stock, as Converted into Common Stock	42,426	42,426
Common Stock Reserved for Future Issuance	1,638,662	570,846
Total	18,335,458	6,848,103
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
Consistent with the 2014 Plan, the 2024 Plan provides for the granting of stock options (incentive and nonqualified), restricted stock or other stock-based awards to employees, officers, directors, consultants, and advisors. The Board is responsible for administration of the 2024 Plan. The Company’s Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted to any officer, employee, consultant, or director at an exercise price per share of not less than the par value per share. In January 2026, the number of shares of common stock issuable under the 2024 Plan automatically increased by 150,469 shares pursuant to the terms of the 2024 Plan. In June 2026, following the annual shareholder meeting vote, the number of shares of Common Stock issuable under the 2024 Plan was increased by 1,500,000 shares. As of June 30, 2026, the maximum number of shares of Common Stock that may be issued pursuant to the 2024 Plan was 2,503,602, of which 1,638,662 shares were available for awards.
Stock-based compensation expense is presented in the same expense line items as cash compensation paid and for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Research and Development	$33,547	$96,117	$105,998	$181,061
General and Administrative	75,763	166,657	212,822	230,329
Total Stock-Based Compensation Expense	$109,310	$262,774	$318,820	$411,390

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026
Stock Options
The Company grants time-based stock options which generally vest one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. The fair value of time-based stock options is determined using the Black-Scholes Option Pricing Model, with such value recognized as expense over the service period, which is typically three years, net of actual forfeitures. A summary of the Company's assumptions used in determining the fair value of the stock options granted during the six months ended June 30, 2026 and 2025 is shown in the following table:

	Six months ended June 30,
	2026	2025
Risk-Free Interest Rate	4.12%	3.97%
Expected Life (years)	6	6
Expected Stock Price Volatility	129.8%	136.6%
Expected Dividend Yield	—%	—%

The weighted-average grant date fair value of options granted for the six months ended June 30, 2026 was $2.12. The expected term of the options granted is based on management's estimate. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options amounted to $0.8 million as of June 30, 2026 and is expected to be recognized over a weighted average period of approximately 2.08 years.
Following is a summary of stock option activity for the six months ended June 30, 2026:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term in Years
Outstanding at December 31, 2025	418,154	$8.10	8.78
Granted	288,809	$2.35
Expired	(10)	$13,554.00
Forfeited	(31,087)	$2.91
Outstanding at June 30, 2026	675,866	$5.68	8.59
Exercisable and vested at June 30, 2026	307,073	$9.41	9.41
The stock options outstanding and exercisable as of June 30, 2026 had $62.0 thousand aggregate intrinsic value. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $2.63, the closing price of the Company’s stock on June 30, 2026.
Restricted Stock Awards
Restricted stock compensation expense is recognized over the vesting period, which is typically one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. Unamortized compensation expense related to the restricted stock awards amounted to $0.2 million as

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026
of June 30, 2026 and is expected to be recognized over a weighted average period of approximately 2.49 years. The following is a summary of restricted stock activity for the six months ended June 30, 2026:

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Term in Years
Non-vested Outstanding at December 31, 2025	70,985	$4.12	1.86
Awarded	43,341	$1.98
Released	(15,694)	$5.61
Forfeited	(18,354)	$3.18
Non-vested Outstanding at June 30, 2026	80,278	$2.89	1.98

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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026
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
Clinical Trial Site Leases
In February 2026, the Company entered into a lease in Auckland City, New Zealand (the "New Zealand Lease") that commenced in March 2026 with a term of 2 years with an option to extend for 2 additional years to support the ABACUS-2 clinical trial. Terms include monthly rent payments of approximately $2.2 thousand, adjusting annually based on CPI and a security deposit of $21.8 thousand. The Company recorded a ROU asset and lease liability, with a term of 2 years, ending in February 2028.
In January 2025, the Company entered into a lease in Perth, Australia (the "Perth Lease") and another in Brisbane, Australia (the "Brisbane Lease"). Both leases commenced in February 2025, at which time the Company recorded a ROU asset and lease liability, with a term of 2 years through January 2027 to support the ABACUS-2 clinical trial. Monthly rent payments are approximately $6.0 thousand, and the total security deposit is $32.2 thousand. The Company has rent abatement for the first 2 months of the Brisbane Lease and for the first 3 months of the Perth Lease.
The Brisbane, Perth, and New Zealand leases are for ABACUS-2 clinical trial sites, with rent costs fully reimbursed by TOI.
In May 2022, the Company entered into a 12-month lease for office space in Adelaide, Australia (the "Adelaide Lease") which expired in May 2023. Following expiration, the landlord agreed to extend the Adelaide Lease on a month-month basis, whereby the Company must provide 90-day notice of termination. The Adelaide Lease is a short-term lease which is exempt for ROU asset and lease liability reporting. Monthly rent payments are approximately $1.5 thousand. The Adelaide lease is being used as a clinical trial site for ABACUS-2, with rent costs fully reimbursed by TOI.
Corporate Leases
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
The Company also entered into a lease for office space in Vienna, Austria (the "Vienna Lease"). The Vienna Lease commenced on October 15, 2023 with a term of 5 years through October 14, 2028. The Company recorded a ROU asset and lease liability upon lease commencement in October 2023. Monthly rent payments are approximately $1.3 thousand, and the security deposit is $5.3 thousand.
Operating lease expense, consisting of the reduction of the right-of-use asset and the imputed interest on the lease liability, totaled $67.0 thousand and $37.5 thousand for the three months ended June 30, 2026 and 2025, respectively, and $122.7 thousand and $66.5 thousand for the six months ended June 30, 2026 and 2025, respectively. The remaining lease terms range from less than 0.6 years to 2.3 years.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026
Supplemental balance sheet information related to the leases is as follows as of June 30, 2026:

Weighted-Average Remaining Lease Term	1.9 years
Weighted-Average Discount Rate	5.93%
Future annual minimum lease payments under non-cancellable operating leases as of June 30, 2026 are as follows:

Years Ending December 31,
2026 (remaining months)	$106,211
2027	155,881
2028	89,962
Total Lease Liabilities	352,054
Less Amounts Representing Interest	(19,032)
Total	333,022
Less Current Portion	(172,425)
$160,597
Option Agreements
The Company is party to one option agreement, the details of which have been previously disclosed in Note 12 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the terms of this agreement during the six months ended June 30, 2026.
License and Exclusive Rights Agreements
The Company is a party to five license agreements, the details of which have been previously disclosed in Note 12 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the terms of these agreements during the six months ended June 30, 2026.
Contingent Consideration
The purchase price of various acquisitions in prior periods included contingent consideration, which consisted of various earn-out payments payable in cash or shares upon the achievement of certain milestones. Below are the maximum obligation payments per the respective agreements and estimated fair value of contingent consideration payments remaining as of June 30, 2026.

	Maximum Obligation per Agreements	Current Fair Value Estimated
Bayon	$7,135,000	$1,315,400
Panoptes	9,500,000	1,720,757
	$16,635,000	$3,036,157
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026
During 2025, the Company received $2.8 million in proceeds from the line, and made payments of $2.8 million. There were no borrowings during the quarter resulting in no credit balance as of June 30, 2026.
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

The following table presents the revenue, significant expenses, and net loss for the Company’s single reportable segment:

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Significant and Other Segment Expenses
General and Administrative	$1,383,504	$1,353,850	2,995,771	2,843,248
Research and Development
KIO-101	—	3,780	—	6,795
KIO-104[1]	267,155	426,347	554,164	277,022
KIO-301	1,748,759	2,125,633	3,308,866	4,227,484
Unallocated R&D Expenses[2]	61,202	34,729	337,811	611,076
Total Research & Development	2,077,116	2,590,489	4,200,841	5,122,377
KIO-301 Collaboration Credit	(1,336,263)	(1,685,917)	(2,569,487)	(3,652,040)
Change in Fair Value of Contingent Consideration	89,414	137,774	96,841	412,966
Interest Income, Net	(146,232)	(225,237)	(285,570)	(397,703)
Other Segment Expenses[3]	10,672	93,556	57,798	5,642
Income Tax Provision	800	(112,057)	800	10,949
Net Loss	$(2,079,011)	$(2,152,459)	$(4,496,994)	$(4,345,439)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning Balance	$153,273	$(738,534)	$201,332	$(981,111)
Prepaid expenses included in reimbursement, not yet incurred	75,731	163,277	20,336	414,581
Accrued expenses for work performed, not yet invoiced	151,096	351,681	34,298	342,261
Taxes to be received and repaid	—	—	124,254	—
Foreign currency adjustments	9,942	3,951	9,822	4,644
Ending Balance	$390,042	$(219,625)	$390,042	$(219,625)

12. Roll-forward of TOI Activity
1 Net of research tax credit offset.
2 Unallocated research and development expenses primarily include personnel costs, research consulting and scientific advisory expenses.
3 Other segment expenses primarily include interest expense, other income, net, and loss on disposal of fixed assets.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026

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

The table below summarizes the R&D expenses submitted for reimbursement and the R&D expenses incurred by the Company related to the collaboration, including the corresponding collaboration credits. These amounts are presented for the most recent relevant periods:

Period	Amount Billed/ Submitted for Reimbursement		Amount Reimbursed/ Received		R&D Expenses Incurred	Collaboration Credits	Variance (foreign exchange timing)	Adjustment to Deferred Collaboration Credits[4]	Adjustment to Accrued Expenses[5]
Quarter ended March 31, 2025	$1,727,386	[6]	$(990,979)	[7]	$1,969,270	$(1,966,123)	$(3,147)	$251,304	$(9,420)
Quarter ended June 30, 2025	$1,168,022		$(1,337,604)		$1,682,980	$(1,685,917)	$2,937	$163,277	$351,681
Quarter ended September 30, 2025	$1,467,935	[8]	$(1,422,731)		$1,657,091	$(1,658,248)	$1,117	$10,015	$179,141
Quarter ended December 31, 2025	$1,522,770		$(1,213,226)		$1,752,591	$(1,755,950)	$3,359	$238,264	$(8,443)
Fiscal Year ended December 31, 2025	$5,886,113		$(4,964,540)		$7,061,932	$(7,066,238)	$4,266	$662,860	$512,959
Quarter ended March 31, 2026	$1,544,253		$(1,522,770)		$1,247,806	$(1,233,224)	$(14,582)	$(55,395)	$7,456
Quarter ended June 30, 2026	$1,091,385		$(1,544,253)		$1,318,212	$(1,336,263)	$18,051	$75,731	$151,096
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 17 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission on March 25, 2026. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Quarterly Report on Form 10-Q.
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
Throughout our history we have not generated significant revenue; however, in January 2024 we entered into the License Agreement with TOI, whereby we recognized $16 million in collaboration revenue related to the upfront payment. With the exception of the year ended December 31, 2024, Kiora has incurred annual losses and negative cash flows since inception, and future losses are anticipated. From inception through June 30, 2026, our losses have aggregated $158.7 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our product candidates. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure to support their commercialization including sales, marketing, and distribution functions.
We will need additional financing to support our continuing operations. We will seek to fund our operations through a combination of public or private sales of equity, debt financings, license and development agreements, non-dilutive grants and other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Although historically we have been successful at raising capital, additional capital may not be available on terms favorable to Kiora, if at all. We do not know if any future offerings will succeed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Kiora has incurred losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash on hand and short-term investments at June 30, 2026 of approximately $7.1 million and $9.8 million, respectively, we anticipate having sufficient cash to fund currently planned operations into late 2028.
Recent Developments
All material developments as of June 30, 2026, have been discussed in the Executive Summary above.

New Components of Results of Operations
None.
Results of Operations
Comparison of three months ended June 30, 2026 and 2025
The following table summarizes the results of our operations for the three months ended June 30, 2026 and 2025:

	2026	2025	Change
Operating Expenses:
General and Administrative	$1,383,504	$1,353,850	$29,654
Research and Development	2,077,116	2,590,489	(513,373)
Collaboration and Research Credits	(1,336,263)	(1,685,917)	349,654
Change in Fair Value of Contingent Consideration	89,414	137,774	(48,360)
Total Operating Expenses	2,213,771	2,396,196	(182,425)
Other Income, Net	134,761	131,680	3,081
Loss Before Income Tax Expense	(2,079,010)	(2,264,516)	185,506
Income Tax Provision	—	112,057	(112,057)
Net Loss	$(2,079,010)	$(2,152,459)	$73,449
General and Administrative Expenses. The increase of $29.7 thousand was driven primarily by higher professional services.
Research and Development Expenses. The decrease of $0.5 million was primarily due to a decrease in preclinical and CMC related expenses of $0.8 million, partially offset by an increase of $0.5 million in clinical trial related costs and a decrease in credits expected from Australian and Austrian government programs related to research and development activities.
Collaboration and Research Credits. The decrease of $0.3 million is related to decreased research and development expenses for the KIO-301 program which are fully reimbursed by TOI.
Change in Fair Value of Contingent Consideration. The decrease of $48.4 thousand primarily driven by an increased discount period and changes to the development plan as discussed in Note 3, Fair Value Disclosures - Contingent Consideration, to the Notes to the Consolidated Financial Statements of Part IV, Item 16. Form 10-K as of December 31, 2025.
Income Tax Provision. The decrease of $0.1 million is due to a change in estimate for 2024 tax year resulting from new legislation included in the One Big Beautiful Bill Act (OBBBA) realized in 2025.

Comparison of six months ended, June 30, 2026 and 2025
The following table summarizes the results of our operations for the six months ended June 30, 2026 and 2025:

	2026	2025	Change
Operating Expenses:
General and Administrative	$2,995,771	$2,843,248	$152,523
Research and Development	4,200,841	5,122,376	(921,535)
Collaboration Credits	(2,569,487)	(3,652,040)	1,082,553
Change in Fair Value of Contingent Consideration	96,841	412,966	(316,125)
Total Operating Expenses	4,723,966	4,726,550	(2,584)
Other Income, Net	226,972	392,060	(165,088)
Income Tax Provision	—	(10,949)	10,949
Net Loss	$(4,496,994)	$(4,345,439)	$(151,555)
General and Administrative Expenses. The increase of $0.2 million was primarily due to increased professional services expenses driven by patent related legal expenses.
Research and Development Expenses. The decrease of $0.9 million was primarily due to lower preclinical and CMC expenses of $1.8 million, partially offset by increased clinical trial activities of $0.9 million.
Collaboration and Research Credits. The decrease of $1.1 million is related to decreased research and development expenses for the KIO-301 program which are fully reimbursed by TOI.
Change in Fair Value of Contingent Consideration. The decrease of $0.3 million was primarily driven by an increased discount period and changes to the development plan as discussed in Note 3, Fair Value Disclosures - Contingent Consideration Commitments and Contingencies, to the Notes to the Condensed Consolidated Financial Statements of Part 1, Item 1. Financial Statements of this Form 10-Q.
Other Income, Net. The decrease of $0.2 million was primarily due to lower interest income resulting from lower interest rates and a lower carrying balance of short-term marketable securities.
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
If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing through our $10 million credit line with UBS would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us. Although historically we have been successful at raising capital, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We have incurred losses and negative cash flows since inception, and future losses are anticipated. However, based on the cash on hand and short-term investments at June 30, 2026 of approximately $7.1 million and $9.8 million, respectively, and all KIO-301 expenses reimbursed by our partner TOI, we anticipate having sufficient cash to fund currently planned operations into late 2028.

Information Regarding Cash Flows
As of June 30, 2026, we had unrestricted cash and cash equivalents totaling $7.1 million and restricted cash totaling $4.7 thousand for a total of $7.1 million compared to $8.7 million at December 31, 2025. The following table sets forth the primary uses of cash for the six months ended June 30, 2026 and 2025:

	2026	2025
Net Cash Used in Operating Activities	$(5,053,267)	$(6,507,633)
Net Cash (Used In) Provided by Investing Activities	$(1,488,155)	$3,336,954
Net Cash Provided by Financing Activities	$4,917,989	$265,359
Operating Activities. Net cash used in operating activities decreased $1.5 million primarily driven by favorable changes in working capital, most notably a $1.73 million favorable variance in accrued expenses (which saw a smaller decrease of $0.4 million compared to a $2.2 million decrease in the prior period). These favorable movements were partially offset by a $1.5 million higher net loss (increasing from $4.3 million to $4.5 million), an unfavorable $1.2 million shift in accounts payable (moving from a $0.5 million increase to a $0.7 million decrease), and a $0.3 million decrease in the non-cash change in fair value of contingent consideration.
Investing Activities. Net cash provided by investing activities decreased $4.8 million, shifting from an inflow of $3.3 million in the prior period to an outflow of $1.5 million in the current period. This decrease was primarily driven by $3.6 million fewer proceeds from the maturities of marketable securities (which decreased from $11.24 million to $7.66 million), a $1.0 million increase in purchases of marketable securities, and a $0.3 million reduction in proceeds from sales of marketable securities.
Financing Activities. Net cash provided by financing activities increased by $4.7 million, rising from $0.3 million in the prior period to $4.9 million in the current period. This growth was heavily driven by $5.0 million in gross proceeds from the April 2026 private placement.
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
•acquire or obtain license rights to any new products or product candidates;
•establish a sales and marketing infrastructure to commercialize our KIO-301 product outside of the territory already partnered with TOI or any other future development partner;
•establish a sales and marketing infrastructure to commercialize our KIO-104 product or any other product candidate that we acquire, if approved; and
•add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.
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
Based on our cash on hand and short-term investments at June 30, 2026, we believe that we will have sufficient cash to fund planned operations into late 2028. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of our products. To continue development, we will need to raise additional capital through debt and/or equity financing, grants and other arrangements. Although historically we have been successful at raising capital, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
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
As of June 30, 2026, we have no material changes from such disclosures.
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
In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Accounting and Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
While we are not currently a party to any legal proceedings as of June 30, 2026, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which is incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described herein and in that filing are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Net Share Settlement of Restricted Stock Awards
The following table provides information with respect to shares of common stock withheld by the Company for net settlement of restricted stock awards during the three months ended June 30, 2026:

	Number of Shares[9]	Average Cost per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 2026	4,773	$1.95	—	—
May 2026	—	$—	—	—
June 2026	—	$—	—	—
Total	4,773	$1.95	—	—
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
In May 2026, Brian M. Strem, the Company's Chief Executive Officer, and Melissa Tosca, the Company's Chief Financial Officer, adopted pre-arranged “sell-to-cover” Rule 10b5-1 instructions, as defined in Rule 16a-1(f), to sell shares of common stock to the extent necessary to cover tax withholding on vesting of restricted stock units granted under company equity plans. Both plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The adoption date of both plans was May 12, 2026 and they will become effective on August 11, 2026 following the cooling off period. The plans will terminate on April 1, 2029. The maximum number of shares of common stock that can be sold pursuant to Dr. Strem's plan is 59,760, and the maximum number of shares of common stock that can be sold pursuant to Ms. Tosca's plan is 25,804. No other officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in item 408 of Regulation S-K, during the period ended June 30, 2026.
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

Date: August 7, 2026	By:	/s/ Brian M. Strem, Ph.D.
President and Chief Executive Officer (Principal executive officer)

Date: August 7, 2026	By:	/s/ Melissa Tosca
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