Form 10-Q
period 2026-09-30
KIORA PHARMACEUTICALS INC
filed 2026-11-12
CIK 1372514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
☐ Yes ☒ No
On November 10, 2026, there were 4,424,387 shares of the registrant’s common stock outstanding.

KIORA PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Periods Ended September 30, 2026

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
•our ability to assess the probability of achievement of milestones and other advances in our product candidates;
•the timing and our ability to satisfy our obligations under the KIO-401 License Agreement with Senju, including milestone and royalty payments; and
•our ability to partner or out-license any of our product candidates.

We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 21 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission, or the SEC, on March 25, 2026, or the Annual Report. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.
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
Kiora Pharmaceuticals, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,570,640	$8,696,570
Short-Term Investments	10,716,331	8,392,513
Prepaid Expenses and Other Current Assets	1,008,822	1,141,804
Collaboration Receivables	636,756	1,522,770
Tax and Other Receivables	1,579,103	1,793,459
Prepaid Collaboration Expenses	402,437	201,332
Total Current Assets	19,914,089	21,748,448
Non-Current Assets:
Property and Equipment, Net	88,192	91,672
Restricted Cash	4,765	4,566
Intangible Assets and In-Process R&D, Net	2,063,100	2,063,100
Operating Lease Right-of-Use Assets	219,565	285,827
Other Assets	84,351	59,687
Total Assets	$22,374,062	$24,253,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$209,074	$1,060,306
Accrued Expenses	2,147,562	2,406,731
Operating Lease Liabilities	162,095	164,461
Total Current Liabilities	2,518,731	3,631,498
Non-Current Liabilities:
Contingent Consideration	3,082,326	2,939,316
Deferred Tax Liability	102,152	102,152
Deferred Collaboration Revenue	1,250,000	1,250,000
Non-Current Operating Lease Liabilities	124,694	203,798
Total Non-Current Liabilities	4,559,172	4,495,266
Total Liabilities	7,077,903	8,126,764
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred Stock, $0.01 Par Value: 10,000,000 shares authorized; 3,750 designated Series A, 0 shares issued and outstanding; 10,000 designated Series B, 0 shares issued and outstanding; 10,000 shares designated Series C, 0 shares issued and outstanding; 20,000 shares designated Series D, 7 shares issued and outstanding; 1,280 shares designated Series E, 0 shares issued and outstanding; 3,908 shares designated Series F, 420 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	4	4
Common Stock, $0.01 Par Value: 150,000,000 shares authorized; 4,424,387 and 3,761,739 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	281,915	275,289
Additional Paid-In Capital	175,723,637	170,314,656
Accumulated Deficit	(160,463,791)	(154,217,276)
Accumulated Other Comprehensive Loss	(245,606)	(246,137)
Total Stockholders’ Equity	15,296,159	16,126,536
Total Liabilities and Stockholders’ Equity	$22,374,062	$24,253,300
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Collaboration Revenue	$1,000,000	$—	$1,000,000	$—
Total Revenue	1,000,000	—	1,000,000	—
Operating Expenses:
General and Administrative	$1,580,111	$1,443,827	$4,575,882	$4,287,075
Research and Development	1,949,864	2,729,891	6,150,705	7,852,267
Collaboration Credits	(885,559)	(1,658,248)	(3,455,046)	(5,310,288)
Change in Fair Value of Contingent Consideration	46,169	(1,721,033)	143,010	(1,308,067)
Total Operating Expenses	2,690,585	794,437	7,414,551	5,520,987
Operating Loss	(1,690,585)	(794,437)	(6,414,551)	(5,520,987)
Other Income (Expense), Net:
Interest Income, Net	146,306	201,822	431,876	703,692
Other Expense, Net	(40,242)	(23,708)	(98,040)	(133,517)
Total Other Income, Net	106,064	178,114	333,836	570,175
Loss Before Income Tax (Expense) Benefit	(1,584,521)	(616,323)	(6,080,715)	(4,950,812)
Income Tax (Expense) Benefit	(165,000)	643,129	(165,800)	632,179
Net (Loss) Income	$(1,749,521)	$26,806	$(6,246,515)	$(4,318,633)
Net (Loss) Income Attributable to Common Shareholders	$(1,749,521)	$26,806	$(6,246,515)	$(4,318,633)
Net (Loss) Income per Common Share - Basic	$(0.28)	$0.01	$(1.12)	$(1.04)
Weighted Average Shares Outstanding - Basic	6,295,123	4,289,853	5,556,915	4,165,568
Net (Loss) Income per Common Share - Diluted	$(0.28)	$0.01	$(1.12)	$(1.04)
Weighted Average Shares Outstanding - Diluted	6,295,123	4,361,740	5,556,915	4,165,568

Other Comprehensive Loss:
Net (Loss) Income	$(1,749,521)	$26,806	$(6,246,515)	$(4,318,633)
Unrealized (Loss) Gain on Marketable Securities	(11,184)	11,214	(30,520)	(16,001)
Foreign Currency Translation Adjustments	21,375	(9,153)	31,050	54,451
Comprehensive (Loss) Income	$(1,739,330)	$28,867	$(6,245,985)	$(4,280,183)

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2026 and 2025
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2026	427	$4	4,427,167	$281,943	$175,544,810	$(158,714,270)	$(255,797)	$16,856,689

Stock-based compensation	—	—	—	—	186,196	—	—	186,196

Shares withheld for employee taxes on vested restricted stock	—	—	(2,780)	(28)	(7,369)	—	—	(7,397)

Unrealized Loss on Investments	—	—	—	—	—	—	(11,184)	(11,184)

Foreign currency translation adjustment	—	—	—	—	—	—	21,375	21,375

Net Loss	—	—	—	—	—	(1,749,521)	—	(1,749,521)

Balance at September 30, 2026	427	$4	4,424,387	$281,915	$175,723,637	$(160,463,791)	$(245,606)	$15,296,159

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	427	$4	3,433,491	$272,006	$169,828,797	$(147,727,560)	$(245,769)	$22,127,478

Stock-based compensation	—	—	—	—	254,397	—	—	254,397

Unrealized Gain on Investments	—	—	—	—	—	—	11,214	11,214

Foreign currency translation adjustment	—	—	—	—	—	—	(9,153)	(9,153)

Net Income	—	—	—	—	—	26,806	—	26,806

Balance at September 30, 2025	427	$4	3,433,491	$272,006	$170,083,194	$(147,700,754)	$(243,708)	$22,410,742

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2026 and 2025
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	427	$4	3,761,739	$275,289	$170,314,656	$(154,217,276)	$(246,136)	$16,126,536

Stock-based compensation	—	—	—	—	505,016	—	—	505,016

Issuance of Common Stock from Restricted Stock Awards	—	—	43,341	433	(433)	—	—	—

Withhold to Cover RSAs	—	—	(8,053)	(81)	(17,645)	—	—	(17,726)

Issuance of Common Stock from Warrant Exercises	—	—	188,889	1,889	(1,719)	—	—	170

Issuance of Common Stock and Warrants from Private Placement, Net of Offering Costs of $72 thousand	—	—	438,471	4,385	4,923,762	—	—	4,928,147

Unrealized Loss on Investments	—	—	—	—	—	—	(30,520)	(30,520)

Foreign currency translation adjustment	—	—	—	—	—	—	31,050	31,050

Net Loss	—	—	—	—	—	(6,246,515)	—	(6,246,515)

Balance at September 30, 2026	427	$4	4,424,387	$281,915	$175,723,637	$(160,463,791)	$(245,606)	$15,296,159

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2026 and 2025
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	427	$4	3,000,788	$267,679	$169,156,374	$(143,382,122)	$(282,159)	$25,759,776

Stock-based compensation	—	—	—	—	665,788	—	—	665,788

Issuance of Common Stock from Warrant Exercises	—	—	389,634	3,896	261,464	—	—	265,360

Issuance of Common Stock from Restricted Stock Awards	—	—	43,069	431	(431)	—	—	—

Unrealized Loss on Investments	—	—	—	—	—	—	(16,001)	(16,001)

Foreign currency translation adjustment	—	—	—	—	—	—	54,451	54,451

Net Loss	—	—	—	—	—	(4,318,633)	—	(4,318,633)

Balance at September 30, 2025	427	$4	3,433,491	$272,006	$170,083,194	$(147,700,754)	$(243,708)	$22,410,742

See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net Loss	$(6,246,515)	$(4,318,633)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	33,445	14,293
Reduction of Operating Lease Right-of-Use Assets	114,149	75,047
Stock-Based Compensation	505,016	665,788
Change in Fair Value of Contingent Consideration	143,010	(1,308,067)
Accretion of Discount on Marketable Securities	(11,530)	(109,113)
Change in Accrued Interest on Marketable Securities	74,855	118,188
Net Realized Gain on Marketable Securities	(5)	(1,892)
Change in Unrealized Gain on Cash Equivalents	(1)	(119)
Changes in Operating Assets and Liabilities:
Prepaid Expenses and Other Current Assets	(19,257)	747,470
Collaboration Receivables	886,014	(612,029)
Tax and Other Receivables	219,829	(1,154,482)
Prepaid Collaboration Expenses	(194,416)	(945,267)
Other Assets	(23,383)	(32,617)
Accounts Payable	(689,633)	469,015
Accrued Expenses	(272,667)	(2,571,553)
Deferred Collaboration Revenue	—	1,250,000
Operating Lease Liabilities	(129,695)	(66,750)
Net Cash Used in Operating Activities	(5,610,785)	(7,780,721)
Investing Activities:
Purchases of Property and Equipment	(28,829)	(32,626)
Purchases of Marketable Securities	(12,092,656)	(8,175,851)
Sales of Marketable Securities	—	305,000
Maturities of Marketable Securities	9,675,000	16,981,000
Net Cash (Used In) Provided by Investing Activities	(2,446,485)	9,077,523
Financing Activities:
Gross Proceeds from Private Placement	4,999,848	—
Issuance Costs for Private Placement	(71,701)	—
Taxes Paid Related to Net Share Settlement of Equity Awards	(17,725)	—
Exercise of Warrants	170	265,359
Proceeds from Line of Credit	—	2,750,000
Repayments of Line of Credit	—	(2,750,000)
Net Cash Provided by Financing Activities	4,910,592	265,359
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	20,947	154,879
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(3,125,731)	1,717,040
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	8,701,136	3,796,379
Cash, Cash Equivalents and Restricted Cash, End of Period	$5,575,405	$5,513,419

Supplemental Disclosures of Noncash Operating and Financing Activities
Creation of Right-of-Use Assets and Related Lease Liabilities	$50,742	$335,280
Grant of Restricted Stock Awards	$433	$431
Tenant Improvements Paid Directly by Lessor	$—	$72,810
See Accompanying Notes to Condensed Consolidated Financial Statements.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2026
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
Liquidity and Capital Resources
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2026, the Company had unrestricted Cash and

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2026
Cash Equivalents of $5.6 million and Short-term Investments of $10.7 million, and an Accumulated Deficit of $160.5 million. Subsequent to the reporting period, in October 2026, the Company entered into a license agreement with Senju Pharmaceutical Co., Ltd. (“Senju”), (the "KIO-401 License Agreement"), under which the Company will pay Senju a $3.5 million upfront payment and a $12.5 million technology transfer milestone (see Note 13). With the exception of the year ended December 31, 2024, Kiora has incurred annual losses and negative cash flows since inception, and future losses are anticipated. Based on the cash and short-term investments on hand at September 30, 2026, the Company anticipates having sufficient cash to fund its planned operations into late 2027, excluding the technology transfer milestone, which may become payable prior to such date. The acceleration or reduction of cash outflows by management can significantly impact the timing for the need to raise capital to complete development of its products. To continue development, Kiora will need to raise additional capital through equity financing, license agreements, and/or grants. Although historically the Company has been successful at raising capital, most recently raising net proceeds of approximately $4.9 million in a private offering that closed on April 6, 2026, as well as an equity line of credit that provides an additional $10 million (subject to certain limitations), additional capital may not be available on terms favorable to Kiora, if at all. The Company does not know if any future offerings will succeed. Accordingly, no assurances can be given that Company management will succeed in these endeavors. The factors described above have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern
Significant Accounting Policies
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
September 30, 2026
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
Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of and considers whether long-lived assets held for use have been impaired whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable, or that the period of their recovery may have changed. Management makes significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity in order to test for impairment. Management reports those long-lived assets to be disposed of and assets held for sale at the lower of carrying amount or fair value less cost to sell. Based on current facts, estimates and assumptions, management believes that no assets are impaired at September 30, 2026. There is no assurance that management’s estimates and assumptions will not change in future periods.
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
During the three and nine months ended September 30, 2026, the Company recognized $1.0 million of collaboration revenue related to the upfront payment under its license agreement with Chong Kun Dang Pharmaceutical Corporation (see Note 8). No revenue was recognized during the three and nine months ended September 30, 2025. Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s balance sheet. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as the current portion of deferred revenue. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as deferred revenue, net of current portion. As of September 30, 2026 and December 31, 2025, the Company had a deferred revenue balance of $1.25 million.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2026
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
Revenue from licenses is recognized gross of any foreign taxes withheld by the licensee. Foreign withholding taxes are income taxes of the Company and are recognized in the income tax provision.
Sublicense fees payable to the Company’s licensors that are incremental costs of obtaining a contract with a customer are recognized as an asset and expensed on a basis consistent with the transfer of the license to which they relate. When the related license is transferred at a point in time, the sublicense fee is expensed in that period; sublicense fees on milestone payments are expensed in the period the related milestone revenue is recognized.
Collaboration Agreements

The Company has entered into license agreements with Théa Open Innovation (“TOI”) and Chong Kun Dang Pharmaceutical Corporation (“CKD”), an option agreement with Senju and subsequent to the reporting period, in October 2026, the Company entered into a license agreement with Senju, that fall under the scope of ASC 808, Collaborative Arrangements. For units of account within these arrangements for which the collaboration partner is a customer, such as licenses of the Company’s intellectual property, the Company applies ASC 606 and presents the related amounts as collaboration revenue. For collaborative activities in which the partner is not a customer, such as participation in joint steering committees and the related exchange of development information, the Company applies ASC 808. Reimbursements from a collaboration partner are recorded as a reduction to research and development expense in the condensed consolidated statements of operations and comprehensive loss. Similarly, amounts that are owed to a collaboration partner are recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss.
In-Process Research and Development

The Company expenses in-process R&D projects acquired in asset acquisitions that have not reached technological feasibility and which have no alternative future use. For in-process R&D projects acquired in business combinations, the Company capitalizes the in-process R&D project as an indefinite-lived intangible asset and evaluates this asset at least annually for impairment until the R&D process has been completed.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2026
Once the R&D process is complete, the Company amortizes the R&D asset over its remaining useful life. The Company performed an annual evaluation of its indefinite-lived intangible assets for impairment as of December 31, 2025 with a quantitative analysis using the Income Approach. As previously reported, the analysis included a market capitalization reconciliation and completely independent of asset performance, indicated an impairment of $4.6 million of the KIO-104 program. Management believes this was directly related to the decline in the Company's stock price from August 31, 2025 to December 31, 2025 and corresponding market capitalization during this period. There were no adverse changes in clinical progress, development timelines, probability of technical success, or projected cash flows for the KIO-104 program. At September 30, 2026 and December 31, 2025, there was $2.1 million of in-process R&D as part of intangible assets and in-process R&D, net, on the condensed consolidated balance sheets. In October 2026, subsequent to entering into the KIO-401 License Agreement the Company decided to discontinue further research and development of KIO-104. The Company will evaluate the related $1.0 million in-process R&D asset for impairment in the fourth quarter of 2026 (see Note 13).

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

Refunds for Research and Development

The Company through its subsidiaries, Kiora Pharmaceuticals GmbH and Kiora Pharmaceuticals Pty Ltd., is eligible to receive certain refundable tax incentives associated with its research and development expenses in Austria and Australia, respectively. These refunds are realized in the form of a cash payment when received, following the eligible incurred research and development expenses. Following the approval of a research finding by the tax authority, the Company records the refundable payment as a tax receivable and a reduction in expense in the period in which the research and development expenses are incurred. In situations where a new research application has not yet been approved by the tax authority, the Company records the tax receivable and reduction of expense in the period following approval. As of September 30, 2026 and December 31, 2025, the Company had research and development tax credit receivables of $0.5 million and $0.7 million, respectively.

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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2026
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
2. Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
A summary of cash and cash equivalents and restricted cash is as follows:

	September 30, 2026	December 31, 2025
Cash and Cash Equivalents	$5,570,640	$8,696,570
Restricted Cash, Non-current	4,765	4,566
Total Cash, Cash Equivalents and Restricted Cash	$5,575,405	$8,701,136
Non-current restricted cash consists of deposits with financial institutions for corporate credit cards.

Short-term Investments
The following table summarizes short-term investments as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Government Agency Securities	6,884,921	63	(12,122)	6,872,862
Corporate Debt Securities	3,852,283	—	(8,815)	3,843,469
Total Short-term Investments	$10,737,204	$63	$(20,937)	$10,716,331

	As of December 31, 2025
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Government Agency Securities	$5,171,407	$4,633	$—	$5,176,040
Corporate Debt Securities	3,211,460	5,013	(1)	3,216,473
Total Short-term Investments	$8,382,867	$9,646	$(1)	$8,392,513

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2026
The following table summarizes the maturities of the Company's short-term investments at September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,737,204	$10,716,331
Total Short-term Investments	$10,737,204	$10,716,331

	As of December 31, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,382,867	$8,392,513
Total Short-term Investments	$8,382,867	$8,392,513
The following table shows the Company's available-for-sale investments' gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Less than 12 months
	Count	Fair Value	Unrealized Losses
Government Agency Securities	21	$6,244,373	$(12,122)
Corporate Debt Securities	47	$3,792,731	$(8,815)
Total	68	$10,037,105	$(20,937)

	As of December 31, 2025
	Less than 12 months
	Count	Fair Value	Unrealized Losses
Corporate Debt Securities	1	$76,056	$(1)
Total	1	$76,056	$(1)
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2026
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	September 30, 2026	December 31, 2025
Prepaid Research and Development	$782,524	$841,723
Prepaid General and Administrative	132,347	211,501
Prepaid Insurance	93,951	88,580
Total Prepaid Expenses and Other Current Assets	$1,008,822	$1,141,804
Tax and Other Receivables
Tax and other receivables consist of the following:

	September 30, 2026	December 31, 2025
Income Tax Receivables	$1,028,326	$1,028,326
Research and Development Tax Credit Receivables	479,819	713,719
Other Tax Receivables	70,958	51,414
Total Tax and Other Receivables	$1,579,103	$1,793,459
Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2026	December 31, 2025
Payroll and Benefits	$853,145	$1,275,602
Clinical Trials	997,935	821,648
Professional Fees	223,162	83,278
Income Tax	—	142,096
Other	73,321	84,107
Total Accrued Expenses	$2,147,562	$2,406,731
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
September 30, 2026
Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of September 30, 2026	Total	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents:
Money Market Funds	$1,948,319	$1,948,319	$—	$—
US Treasury Securities	169,912	—	169,912	—
Total Cash Equivalents Measured at Fair Value	$2,118,231	$1,948,319	$169,912	$—

Short-term Investments:
Government Agency Securities	6,872,862	—	6,872,862	—
Corporate Debt Securities	3,843,469	—	3,843,469	—
Total Short-term Investments Measured at Fair Value	$10,716,331	$—	$10,716,331	$—

Total Assets Measured at Fair Value	$12,834,562	$1,948,319	$10,886,242	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2025	Total	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents:
Money Market Funds	$6,797,446	$6,797,446	$—	$—
Total Cash Equivalents Measured at Fair Value	$6,797,446	$6,797,446	$—	$—

Short-term Investments:
Government Agency Securities	$5,176,040	$—	$5,176,040	$—
Corporate Debt Securities	3,216,473	—	3,216,473	—
Total Short-term Investments Measured at Fair Value	$8,392,513	$—	$8,392,513	$—

Total Assets Measured at Fair Value	$15,189,959	$6,797,446	$8,392,513	$—

Contingent Consideration
In connection with historical acquisitions, additional consideration may be owed by the Company related to the achievement of certain milestones and such contingent consideration payments are required by U.S. GAAP to

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2026
be presented at fair value. The following table provides information for liabilities measured at fair value on a recurring basis using Level 3 inputs:

	September 30, 2026	December 31, 2025
Contingent Consideration:
Non-current	$3,082,326	$2,939,316
Total Contingent Consideration	$3,082,326	$2,939,316
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

	Valuation Technique	Unobservable Inputs	September 30, 2026	December 31, 2025
	Discounted cash flow	Payment discount rate	16.3%	14.3%
Bayon		Payment period	2027 - 2030	2027 - 2030
Panoptes		Payment period	2029 - 2031	2029 - 2031
Bayon		Probability of success for payment	25% - 45%	25% - 45%
Panoptes		Probability of success for payment	30% - 33%	30% - 33%
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. The change in fair value of contingent consideration of $143.0 thousand for the nine months ended September 30, 2026, reflects the passage of time as expected milestone payment dates approach, partially offset by an increase in the discount rate from 14.3% to 16.3%. The change in fair value of contingent consideration is recorded within operating expenses on the accompanying condensed consolidated statements of operations and comprehensive loss. In October 2026, subsequent to entering into the KIO-401 License Agreement the Company decided to discontinue further research and development of KIO-104. The Company will evaluate the related $1.7 million reversal of contingent consideration liability in the fourth quarter of 2026 (see Note 13).
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
September 30, 2026
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
As of September 30, 2026, the Company assessed qualitative factors to determine whether events and circumstances indicate impairment, and concluded that it is not more likely than not that any assets are impaired.
4. Capital Stock
During August 2026, 648 warrant shares expired.
On April 6, 2026, the Company entered into a private placement for 438,471 shares of common stock, pre-funded warrants to purchase up to 1,527,711 shares of common stock, and accompanying Tranche A-1 and Tranche A-2 warrants to purchase up to an aggregate of 9,830,908 shares of common stock. The total net proceeds from the private placement were approximately $4.9 million.

The Tranche A-1 warrants are exercisable for up to 7,864,726 shares of common stock at an exercise price of $1.94 per share for an aggregate of up to approximately $15.3 million and will expire at the earlier of (i) 30 calendar days following the announcement of the Company entering into a definitive agreement for a strategic transaction by the Company that results in the material expansion of the potential commercial market opportunity of the Company's therapeutic assets (see Note 13) and (ii) nine months from the initial exercise date of April 6, 2026.

The Tranche A-2 warrants are exercisable for up to 1,966,181 shares of common stock at an exercise price of $1.94 per share for an aggregate of up to approximately $3.8 million and will expire at the earlier of (i) 30 days following the announcement of completed enrollment with respect to a Phase 3 clinical trial of an asset owned or licensed by the Company and (ii) four years from the initial exercise date of April 6, 2026.

During January 2026, 188,889 shares of common stock were issued upon the exercise of pre-funded warrants and 4,253 warrant shares expired.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2026
During 2025, 661,581 shares of common stock were issued upon the exercise of pre-funded warrants and 56,301 shares of common stock were issued upon the exercise of Class C Warrants at $4.7079 per share for aggregate proceeds of approximately $0.3 million.
5. Warrants
The following is a summary of warrant activity for the Company’s equity-classified warrants for the nine months ended September 30, 2026:

	Number of Common Shares Issuable Upon Exercise of Outstanding Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2025	6,671,570	$7.73	3.67
Issued	11,358,619	$1.68
Exercised	(188,889)	$0.0009
Expired	(4,901)	$1,769.29
Outstanding at September 30, 2026	17,836,399	$3.47	2.34
6. Net Loss per Share - Basic and Diluted
Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the time period, which for basic net loss per share, does not include the weighted-average unvested restricted common stock that has been issued and is subject to forfeiture totaling 68,086 and 71,887 shares for the three months ended September 30, 2026 and 2025, respectively and 86,954 and 68,658 shares for the nine months ended September 30, 2026 and 2025, respectively.
Shares of common stock issuable upon exercise of the Company’s pre-funded warrants are included in the weighted-average number of common shares outstanding used to compute basic and diluted net (loss) income per share, because the pre-funded warrants are exercisable for nominal consideration per share at any time, with no vesting or other contingencies. The weighted-average shares outstanding include 1,938,822 and 1,407,201 shares underlying pre-funded warrants for the three and nine months ended September 30, 2026, respectively, and 928,249 and 1,038,139 shares for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and 2025, pre-funded warrants to purchase 1,938,822 and 928,249 shares of common stock were outstanding.
Dilutive common equivalent shares consist of stock options, warrants, and preferred stock and are calculated using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants. Common equivalent shares do not qualify as participating securities. In periods where the Company records a net loss, unvested restricted common stock and potential common stock equivalents are not included in the calculation of diluted net loss per share as their effect would be anti-dilutive. The following is a summary of potentially dilutive

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2026
securities excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2026 and 2025:

	2026	2025
Common Stock Warrants, Excluding Pre-funded Warrants	15,897,577	5,738,238
Employee Stock Options	701,721	408,161
Restricted Stock	68,086	71,887
Preferred Stock, as Converted into Common Stock	42,426	42,426
Common Stock Reserved for Future Issuance	1,612,807	570,846
Total	18,322,617	6,831,558
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
Consistent with the 2014 Plan, the 2024 Plan provides for the granting of stock options (incentive and nonqualified), restricted stock or other stock-based awards to employees, officers, directors, consultants, and advisors. The Board is responsible for administration of the 2024 Plan. The Company’s Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted to any officer, employee, consultant, or director at an exercise price per share of not less than the par value per share. In January 2026, the number of shares of common stock issuable under the 2024 Plan automatically increased by 150,469 shares pursuant to the terms of the 2024 Plan. In June 2026, following the annual shareholder meeting vote, the number of shares of Common Stock issuable under the 2024 Plan was increased by 1,500,000 shares. As of September 30, 2026, the maximum number of shares of Common Stock that may be issued pursuant to the 2024 Plan was 2,503,602, of which 1,612,807 shares were available for awards.
Stock-based compensation expense is presented in the same expense line items as cash compensation paid and for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Research and Development	$45,130	$99,801	$158,758	$283,438
General and Administrative	141,066	154,596	346,258	382,350
Total Stock-Based Compensation Expense	$186,196	$254,397	$505,016	$665,788
Stock Options
The Company grants time-based stock options which generally vest one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. The fair value of time-

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2026
based stock options is determined using the Black-Scholes Option Pricing Model, with such value recognized as expense over the service period, which is typically three years, net of actual forfeitures. A summary of the Company's assumptions used in determining the fair value of the stock options granted during the nine months ended September 30, 2026 and 2025 is shown in the following table:

	Nine months ended September 30,
	2026	2025
Risk-Free Interest Rate	4.23%	3.97%
Expected Life (years)	6.08	6.00
Expected Stock Price Volatility	129.6%	136.6%
Expected Dividend Yield	—%	—%

The weighted-average grant date fair value of options granted for the nine months ended September 30, 2026 was $2.17. The expected term of the options granted is based on management's estimate. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options amounted to $0.7 million as of September 30, 2026 and is expected to be recognized over a weighted average period of approximately 1.66 years.
Following is a summary of stock option activity for the nine months ended September 30, 2026:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term in Years
Outstanding at December 31, 2025	418,154	$8.10	8.78
Granted	343,809	$2.40
Expired	(29,155)	$12.91
Forfeited	(31,087)	$2.91
Outstanding at September 30, 2026	701,721	$5.14	8.83
Exercisable and vested at September 30, 2026	293,685	$8.76	7.99
The stock options outstanding and exercisable as of September 30, 2026 had $69.2 thousand aggregate intrinsic value. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $2.56, the closing price of the Company’s stock on September 30, 2026.
Restricted Stock Awards
Restricted stock compensation expense is recognized over the vesting period, which is typically one-third of the underlying shares on the one-year anniversary of the grant date and the remainder ratably over a 24-month period. Unamortized compensation expense related to the restricted stock awards amounted to $0.1 million as

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2026
of September 30, 2026 and is expected to be recognized over a weighted average period of approximately 1.80 years. The following is a summary of restricted stock activity for the nine months ended September 30, 2026:

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Term in Years
Non-vested Outstanding at December 31, 2025	70,985	$4.12	1.86
Awarded	43,341	$1.98
Released	(27,886)	$5.18
Forfeited	(18,354)	$3.18
Non-vested Outstanding at September 30, 2026	68,086	$2.58	1.96

8. Collaboration Agreements
In August 2026, the Company entered into an exclusive license agreement (the “CKD Agreement”) with CKD. Under the CKD Agreement, the Company granted CKD an exclusive, royalty-bearing, sublicensable license to develop, manufacture and commercialize KIO-301 for the treatment of ophthalmic diseases in the Republic of Korea (the “CKD License”). CKD is responsible, at its own cost, for the development, regulatory approval and commercialization of KIO-301 in the Republic of Korea. The parties participate in a joint steering committee that coordinates development, regulatory, manufacturing and commercialization matters and exchange development data. CKD may terminate the CKD Agreement for convenience upon 90 days’ notice.
Under the CKD Agreement, the Company received a non-refundable upfront payment of $1.0 million and is eligible to receive additional funding upon the achievement of specified development, regulatory and cumulative net sales milestones, as well as royalties of net sales of KIO-301 in the Republic of Korea.
The Company concluded that the CKD Agreement is a collaborative arrangement within the scope of ASC 808 and that CKD is a customer with respect to the CKD License, which is accounted for under ASC 606. The Company identified one performance obligation, the CKD License together with the related know-how, data and right of reference, which was transferred to CKD upon execution of the CKD Agreement. The transaction price consists of the $1.0 million upfront payment. The development and regulatory milestones are fully constrained and excluded from the transaction price due to the inherent risks and uncertainties of drug development, and the sales milestones and royalties are excluded under the sales-based royalty exception in ASC 606-10-55-65. There is no significant financing component. Accordingly, the Company recognized $1.0 million of collaboration revenue during the three months ended September 30, 2026. Development and regulatory milestones will be recognized as revenue when it is probable that a significant reversal will not occur, and sales milestones and royalties will be recognized when the related sales occur.
The upfront payment was subject to Korean withholding tax of $165,000, which CKD withheld and remitted to the Korean tax authorities on the Company’s behalf. The withholding tax is recognized in the income tax provision for the three and nine months ended September 30, 2026. In addition, the Company incurred a sublicense fee of $60,000 payable to the Regents of the University of California, which was recognized as research and development expense during the three months ended September 30, 2026 because the related license was transferred at a point in time. Sublicense fees on future milestone payments will be expensed in the period the related revenue is recognized.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2026
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
In October 2026, the Company separately entered into the KIO-401 License Agreement with Senju, under which the Company in-licensed rights to KIO-401 (see Note 13). The KIO-401 License Agreement does not modify the Option Agreement, and the payments to Senju under the KIO-401 License Agreement are consideration for a distinct license of intellectual property and do not reduce the transaction price of the Option Agreement.
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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2026
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
Operating lease expense, consisting of the reduction of the right-of-use asset and the imputed interest on the lease liability, totaled $65.4 thousand and $50.2 thousand for the three months ended September 30, 2026 and 2025, respectively, and $188.1 thousand and $116.7 thousand for the nine months ended September 30, 2026 and 2025, respectively. The remaining lease terms range from less than 0.3 years to 2.1 years.
Supplemental balance sheet information related to the leases is as follows as of September 30, 2026:

Weighted-Average Remaining Lease Term	1.7 years
Weighted-Average Discount Rate	5.94%
Future annual minimum lease payments under non-cancellable operating leases as of September 30, 2026 are as follows:

Years Ending December 31,
2026 (remaining months)	$55,502
2027	155,908
2028	89,921
Total Lease Liabilities	301,331
Less Amounts Representing Interest	(14,542)
Total	286,789
Less Current Portion	(162,095)
$124,694

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2026
Option Agreements
The Company is party to one option agreement, the details of which have been previously disclosed in Note 12 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the terms of this agreement during the nine months ended September 30, 2026.
License and Exclusive Rights Agreements
The Company is a party to six license agreements, the details of which have been previously disclosed in Note 12 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the terms of these agreements during the nine months ended September 30, 2026.
Contingent Consideration
The purchase price of various acquisitions in prior periods included contingent consideration, which consisted of various earn-out payments payable in cash or shares upon the achievement of certain milestones. Below are the maximum obligation payments per the respective agreements and estimated fair value of contingent consideration payments remaining as of September 30, 2026.

	Maximum Obligation per Agreements	Current Fair Value Estimated
Bayon	$7,135,000	$1,341,780
Panoptes	9,500,000	1,740,546
	$16,635,000	$3,082,326
Credit Line Agreement
In March 2025, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $10.0 million revolving line of credit. The Credit Line bears interest at the 30-day Secured Overnight Financing Rate ("SOFR") average, plus 1.5%. The SOFR rate is variable. The Credit Line is secured by a first priority lien and security interest in the Company’s marketable securities held in its managed investment accounts with UBS. During 2025, the Company received $2.8 million in proceeds from the line, and made payments of $2.8 million. There were no borrowings during the quarter resulting in no credit balance as of September 30, 2026.
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
September 30, 2026
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

The following table presents the revenue, significant expenses, and net loss for the Company’s single reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total Revenue	$1,000,000	$—	$1,000,000	$—
Significant and Other Segment Expenses
General and Administrative	$1,580,111	$1,443,827	4,575,882	4,287,075
Research and Development
KIO-101	—	11,223	—	18,017
KIO-104[1]	176,392	255,085	730,557	532,106
KIO-301	1,353,489	2,057,678	4,662,355	6,285,162
Unallocated R&D Expenses[2]	419,983	405,905	757,793	1,016,981
Total Research & Development	1,949,864	2,729,891	6,150,705	7,852,266
KIO-301 Collaboration Credit	(885,559)	(1,658,248)	(3,455,046)	(5,310,288)
Change in Fair Value of Contingent Consideration	46,169	(1,721,033)	143,010	(1,308,067)
Interest Income, Net	(146,306)	(201,822)	(431,876)	(703,692)
Other Segment Expenses[3]	40,242	23,708	98,040	133,517
Income Tax Expense (Benefit)	165,000	(643,129)	165,800	(632,179)
Net Loss	$(1,749,521)	$26,806	$(6,246,515)	$(4,318,633)

1 Net of research tax credit offset.
2 Unallocated research and development expenses primarily include personnel costs, research consulting and scientific advisory expenses.
3 Other segment expenses primarily include interest expense, other income, net, and loss on disposal of fixed assets.

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2026
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning Balance	$390,042	$(219,625)	$201,332	$(981,111)
Change in prepaid expenses included in TOI reimbursement	37,940	10,015	58,276	424,596
Change in prepaid expenses invoiced to other collaboration partners	(13,646)	—	(13,646)	—
Accrued expenses for work performed, not yet invoiced	104,447	179,141	138,745	521,402
Taxes received and repaid	(124,254)	—	—	—
Foreign currency adjustments	7,908	1,412	17,730	6,056
Ending Balance	$402,437	$(29,057)	$402,437	$(29,057)

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2026
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

The table below summarizes the R&D expenses submitted for reimbursement and the R&D expenses incurred by the Company related to the collaboration, including the corresponding collaboration credits. These amounts are presented for the most recent relevant periods:

Period	Amount Billed/ Submitted for Reimbursement		Amount Reimbursed/ Received		R&D Expenses Incurred	Collaboration Credits	Variance (foreign exchange timing)	Adjustment to Deferred Collaboration Credits[4]	Adjustment to Accrued Expenses[5]
Quarter ended March 31, 2025	$1,727,386	[6]	$(990,979)	[7]	$1,969,270	$(1,966,123)	$(3,147)	$251,304	$(9,420)
Quarter ended June 30, 2025	$1,168,022		$(1,337,604)		$1,682,980	$(1,685,917)	$2,937	$163,277	$351,681
Quarter ended September 30, 2025	$1,467,935	[8]	$(1,422,731)		$1,657,091	$(1,658,248)	$1,117	$10,015	$179,141
Quarter ended December 31, 2025	$1,522,770		$(1,213,226)		$1,752,591	$(1,755,950)	$3,359	$238,264	$(8,443)
Fiscal Year ended December 31, 2025	$5,886,113		$(4,964,540)		$7,061,932	$(7,066,238)	$4,266	$662,860	$512,959
Quarter ended March 31, 2026	$1,544,253		$(1,522,770)		$1,234,646	$(1,233,224)	$(1,422)	$(55,395)	$(254,212)
Quarter ended June 30, 2026	$1,091,385		$(1,544,253)		$1,343,316	$(1,336,263)	$(7,053)	$75,731	$176,200
Quarter ended September 30, 2026	735,419		(1,091,385)		877,806	(885,559)	7,752	37,940	104,447

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

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2026
13. Subsequent Events

The Company has evaluated subsequent events through the date on which these condensed consolidated financial statements were available to be issued.

KIO-401 License Agreement with Senju

On October 23, 2026, the Company entered into the KIO-401 License Agreement with Senju. Under the agreement, the Company obtained exclusive rights to develop, manufacture and commercialize KIO-401 (designated by Senju as SNJ-1945) in the field of ophthalmology in North America, South America, Europe, the Middle East and Africa (the “KIO-401 Territory”). KIO-401 is an oral small-molecule inhibitor of activated calpain. The Company also holds a right of first refusal for Australia and New Zealand, and the KIO-401 Territory will expand automatically to include those countries if neither Senju nor a Senju licensee files for regulatory approval there within a specified period after the Company’s first NDA filing.

Senju completed Phase 2 and Phase 3 clinical trials of KIO-401 in patients with central retinal artery occlusion (“CRAO”) in Japan. The Company plans to initiate a global Phase 3 registration trial in CRAO and a Phase 2b clinical trial in non-arteritic anterior ischemic optic neuropathy ("NAION").

Under the KIO-401 License Agreement, the Company will:

•pay Senju an upfront payment of $3.5 million;
•be obligated to pay $12.5 million upon receipt of Senju's initial technology transfer package, which is partially creditable against future royalties;
•be obligated to pay development, regulatory, and commercial milestone payments upon the achievement of specified milestones;
•pay flat-rate royalties in the single digits on net sales of licensed products outside of Asia.

The Company expects to account for the transaction as an asset acquisition. KIO-401 has not received regulatory approval in the Company’s territory and has no alternative future use, so the Company expects to recognize the upfront payment as research and development expense in the fourth quarter of 2026. The technology transfer milestone will be recognized as research and development expense when the technology transfer package is received. Other milestone payments will be recognized when the related milestone is probable and reasonably estimable.

Senju is also the counterparty to the KIO-301 Option Agreement described in Note 8. The KIO-401 License Agreement does not modify the KIO-301 Option Agreement, and the $1.25 million option fee remains deferred as of September 30, 2026.

Discontinuation of KIO-104 Development

In connection with the KIO-401 License Agreement, and to prioritize investment in KIO-401 and its later-stage retinal programs, the Company decided in October 2026 to discontinue further research and development of KIO-104. The decision was not based on safety or efficacy findings. The Company will report data from patients enrolled in the KLARITY clinical trial and is willing to consider partnering or out-licensing opportunities for the asset.

As of September 30, 2026, the carrying value of the in-process research and development asset associated with the KIO-104 program was $1.0 million. The discontinuation is an indicator of impairment, and the Company will evaluate the asset for impairment in the fourth quarter of 2026. This evaluation could result in an impairment charge of up to the full $1.0 million carrying value. Management will also consider the discontinuation of KIO-104 in its prospective fair value estimations related to contingent consideration which could result in reversal of the full $1.7 million of liabilities.
April 2026 Tranche A-1 warrants
The Tranche A-1 warrants issued in the April 2026 private placement, which are exercisable for up to 7,864,726 shares of common stock at $1.94 per share, expire on the earlier of 30 days after the Company announces a

KIORA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2026
definitive agreement for a strategic transaction that materially expands the potential commercial market opportunity of its therapeutic assets and January 6, 2027. The announcement of the KIO-401 License Agreement on October 29, 2026 satisfied this condition; accordingly, the Tranche A-1 warrants will expire on November 28, 2026 unless exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 21 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission on March 25, 2026. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Quarterly Report on Form 10-Q.
Kiora Pharmaceuticals, Inc. is referred to herein as “Kiora”, “we,” “our,” “us,” and “the Company”.
Executive Summary
We are a clinical-stage, specialty pharmaceutical company developing and commercializing products for the treatment of ophthalmic diseases.
In October 2026, we entered into an exclusive license agreement with Senju to develop and commercialize KIO-401, an oral small-molecule calpain inhibitor, in ophthalmology in North America, South America, Europe, the Middle East and Africa. Senju completed Phase 2 and Phase 3 clinical trials of KIO-401 in patients with central retinal artery occlusion (“CRAO”) in Japan, and we plan to initiate a global Phase 3 registration trial in CRAO in 2027 and a Phase 2b clinical trial in non-arteritic anterior ischemic optic neuropathy (“NAION”). We will pay Senju a $3.5 million upfront payment and may pay additional technology transfer, regulatory, commercial launch and sales milestones and royalties on net sales.
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
In August 2026, we entered into an exclusive license agreement with Chong Kun Dang Pharmaceutical Corporation (“CKD”). Under the agreement, we granted CKD exclusive rights to develop and commercialize KIO-301 for the treatment of ophthalmic diseases in the Republic of Korea. In exchange, we received an upfront payment of $1.0 million and are eligible to receive up to $15.5 million upon the achievement of specified development, regulatory and sales milestones, plus royalties of 10% on net sales in the Republic of Korea. CKD is responsible for the development, regulatory and commercialization activities and costs in the Republic of Korea, and the parties coordinate through a joint steering committee.
In October 2026, to prioritize investment in KIO-401 and our later-stage retinal programs, we discontinued further research and development of KIO-104. We will report data from patients enrolled in the KLARITY clinical trial and intend to pursue partnering or out-licensing opportunities for KIO-104. As of September 30, 2026, we were developing KIO-104 for the treatment of retinal inflammatory diseases including Posterior Non-Infectious Uveitis, a rare T cell-mediated, intraocular inflammatory disease and diabetic macular edema. KIO-104 is a novel and potent small molecule inhibitor of dihydroorotate dehydrogenase ("DHODH"), formulated for intravitreal delivery and ideally suited to suppress overactive T-cell activity to treat the underlying condition. Data from a previous Phase 1/2a study in patients with Posterior Non-Infectious Uveitis, reported in October 2022, showed that a single injection of KIO-104 decreased intraocular inflammation and improved visual acuity significantly for the duration of the study. Further, KIO-104 reduced macular edema (swelling) which if unchecked, can lead to permanent vision loss. The drug was well tolerated, with no serious side effects on intraocular tissues or other serious adverse events observed. In May 2025, we received approval to start enrolling patients in a Phase 2 trial for KIO-104 in retinal inflammation and began enrollment in the second quarter of 2025. Dosing began in the third quarter of 2025.
We have an additional asset, KIO-101, that is currently available to partner. KIO-101 is based on the same molecule as KIO-104, however formulated for topical, eye drop delivery.
Throughout our history we have not generated significant revenue; however, in January 2024 we entered into the License Agreement with TOI, whereby we recognized $16 million in collaboration revenue related to the upfront payment and in August 2026 we entered into the license agreement with CKD, whereby we recognized $1.0 million in collaboration revenue related to the upfront payment. With the exception of the year ended December 31, 2024, Kiora has incurred annual losses and negative cash flows since inception, and future losses are anticipated. From inception through September 30, 2026, our losses have aggregated $160.5 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and clinical trials of and seek regulatory approval for our product candidates. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses in order to create an infrastructure to support their commercialization including sales, marketing, and distribution functions.

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
Recent Developments
Subsequent to September 30, 2026, we entered into the KIO-401 License Agreement with Senju and discontinued further development of KIO-104, as described in the Executive Summary above and in Note 13, Subsequent Events, to the condensed consolidated financial statements.
New Components of Results of Operations
Collaboration Revenue. Collaboration revenue consists of revenue recognized under ASC 606 for licenses of our intellectual property to collaboration partners that are customers, including upfront payments and, when no longer constrained, milestone payments and royalties. For the three and nine months ended September 30, 2026, collaboration revenue consisted of the $1.0 million upfront payment under the CKD license agreement.
Results of Operations
Comparison of three months ended September 30, 2026 and 2025
The following table summarizes the results of our operations for the three months ended September 30, 2026 and 2025:

	2026	2025	Change
Revenue:
Collaboration Revenue	$1,000,000	$—	$1,000,000
Total Revenue	1,000,000	—	1,000,000
Operating Expenses:
General and Administrative	$1,580,111	$1,443,827	$136,284
Research and Development	1,949,864	2,729,891	(780,027)
Collaboration and Research Credits	(885,559)	(1,658,248)	772,689
Change in Fair Value of Contingent Consideration	46,169	(1,721,033)	1,767,202
Total Operating Expenses	2,690,585	794,437	1,896,148
Other Income, Net	106,064	178,114	(72,050)
Loss Before Income Tax (Expense) Benefit	(1,584,521)	(616,323)	(968,198)
Income Tax (Expense) Benefit	(165,000)	643,129	(808,129)
Net (Loss) Income	$(1,749,521)	$26,806	$(1,776,327)
Collaboration Revenue. Collaboration revenue of $1.0 million for the three and nine months ended September 30, 2026 relates to the upfront payment under the CKD license agreement, which was recognized upon the transfer of the license in August 2026. There was no collaboration revenue in the comparable periods of 2025.
General and Administrative Expenses. The increase of $136.3 thousand was driven primarily by higher professional services.
Research and Development Expenses. The decrease of $0.8 million was primarily due to a decrease in preclinical and CMC related expenses of $0.7 million and $0.1 million lower personnel costs related to transition timing of key personnel. The change also includes a $60,000 sublicense fee owed to the Regents of the University of California in connection with the CKD license agreement.
Collaboration and Research Credits. The decrease of $0.8 million is related to decreased research and development expenses for the KIO-301 program which are fully reimbursed by TOI.
Change in Fair Value of Contingent Consideration. The decrease of $1.8 million primarily driven by an increased discount period and changes to the development plan as discussed in Note 3, Fair Value Disclosures - Contingent Consideration, to the Notes to the Consolidated Financial Statements of Part IV, Item 16. Form 10-K as of December 31, 2025.
Income Tax Provision. The decrease of $0.8 million is due to a change in estimate for 2024 tax year resulting from new legislation included in the One Big Beautiful Bill Act (OBBBA) realized in 2025. The income tax provision of $165,000 for the three months ended September 30, 2026 reflects Korean withholding tax on the upfront payment under the CKD license agreement.
Comparison of nine months ended, September 30, 2026 and 2025
The following table summarizes the results of our operations for the nine months ended September 30, 2026 and 2025:

	2026	2025	Change
Revenue:
Collaboration Revenue	$1,000,000	$—	$1,000,000
Total Revenue	1,000,000	—	1,000,000
Operating Expenses:
General and Administrative	$4,575,882	$4,287,075	$288,807
Research and Development	6,150,705	7,852,267	(1,701,562)
Collaboration Credits	(3,455,046)	(5,310,288)	1,855,242
Change in Fair Value of Contingent Consideration	143,010	(1,308,067)	1,451,077
Total Operating Expenses	7,414,551	5,520,987	1,893,564
Other Income, Net	333,836	570,175	(236,339)
Loss Before Income Tax (Expense) Benefit	(6,080,715)	(4,950,812)	(1,129,903)
Income Tax (Expense) Benefit	(165,800)	632,179	(797,979)
Net Loss	$(6,246,515)	$(4,318,633)	$(1,927,882)
General and Administrative Expenses. The increase of $0.3 million was primarily due to increased professional services expenses driven by patent related legal expenses.
Research and Development Expenses. The decrease of $1.7 million was primarily due to lower preclinical and CMC expenses of $2.5 million, and research activities of $0.2 million partially offset by increased clinical trial activities of $0.9 million. The change also includes a $60,000 sublicense fee owed to the Regents of the University of California in connection with the CKD license agreement.
Collaboration and Research Credits. The decrease of $1.9 million is related to decreased research and development expenses for the KIO-301 program which are fully reimbursed by TOI.
Change in Fair Value of Contingent Consideration. The decrease of $1.5 million was primarily driven by an increased discount period and changes to the development plan as discussed in Note 3, Fair Value Disclosures - Contingent Consideration Commitments and Contingencies, to the Notes to the Condensed Consolidated Financial Statements of Part 1, Item 1. Financial Statements of this Form 10-Q.
Other Income, Net. The decrease of $0.2 million was primarily due to lower interest income resulting from lower interest rates and a lower carrying balance of short-term marketable securities.

Liquidity and Capital Resources
Our principal liquidity needs have historically been for acquisitions, working capital, research and development, and capital expenditures. While we anticipate having sufficient cash to fund currently planned operations into late 2027, excluding the technology transfer milestone, we will need additional financing to support our future operations as we develop and work toward the commercialization of new products. We will seek to fund our operations through a combination of public or private sales of equity, debt financings, license and development agreements, non-dilutive grants and other sources, which may include collaborations with third parties.
If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing through our $10 million credit line with UBS would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us. Although historically we have been successful at raising capital, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We have incurred losses and negative cash flows since inception, and future losses are anticipated. Based on the cash on hand and short-term investments at September 30, 2026 of approximately $5.6 million and $10.7 million, respectively, the near term payment of $3.5 million due to Senju under the KIO-401 License Agreement and all KIO-301 expenses reimbursed by our partner TOI, we anticipate having sufficient cash to fund currently planned operations into late 2027, excluding the technology transfer milestone, which may become payable prior to such date. These conditions raise substantial doubt about our ability to continue as a going concern. We will need to generate significant revenue to achieve profitability, and we may never do so.
Information Regarding Cash Flows
In September 2026, we received $835,000 from CKD, representing the $1.0 million upfront payment net of $165,000 of Korean withholding tax. As of September 30, 2026, we had unrestricted cash and cash equivalents totaling $5.6 million and restricted cash totaling $4.8 thousand for a total of $5.6 million compared to $8.7 million at December 31, 2025. The following table sets forth the primary uses of cash for the nine months ended September 30, 2026 and 2025:

	2026	2025
Net Cash Used in Operating Activities	$(5,610,785)	$(7,780,721)
Net Cash (Used In) Provided by Investing Activities	$(2,446,485)	$9,077,523
Net Cash Provided by Financing Activities	$4,910,592	$265,359
Operating Activities. Net cash used in operating activities decreased $2.2 million primarily driven by a $2.7 million favorable change in working capital, partially offset by a $0.5 million increase in net loss adjusted for non-cash items. The favorable working capital change was primarily due to a smaller decrease in accrued expenses ($0.3 million in 2026 compared to $2.6 million in 2025), collections of collaboration receivables ($0.9 million inflow in 2026 compared to a $0.6 million outflow in 2025), and a decrease in tax and other receivables ($0.2 million inflow in 2026 compared to a $1.2 million outflow in 2025). These were partially offset by a $1.2 million unfavorable change in accounts payable (a $0.7 million decrease in 2026 compared to a $0.5 million increase in 2025) and the $1.25 million Senju option fee received in 2025, with no comparable receipt in 2026. Net loss increased $1.9 million, to $6.2 million from $4.3 million. Of that increase, $1.5 million was the non-cash change in fair value of contingent consideration: a $0.1 million charge in 2026 compared to a $1.3 million gain in 2025. Net cash used in operating activities for 2026 includes $835,000 received from CKD, which is the $1.0 million upfront payment net of Korean withholding tax.
Investing Activities. Net cash provided by investing activities decreased $11.5 million. The change was primarily driven by $7.3 million lower proceeds from maturities of marketable securities ($9.7 million in 2026 compared to $17.0 million in 2025), $3.9 million higher purchases of marketable securities ($12.1 million in 2026 compared to

$8.2 million in 2025), and no sales of marketable securities in 2026 compared to $0.3 million in 2025, reflecting the investment of proceeds from the April 2026 private placement
Financing Activities. Net cash provided by financing activities increased by $4.6 million, rising from $0.3 million in the prior period to $4.9 million in the current period. This growth was heavily driven by $5.0 million in gross proceeds from the April 2026 private placement.
Funding Requirements and Other Liquidity Matters
Our product pipeline is still in various stages of preclinical and clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:
•seek marketing approval for our KIO-301 product outside of the territories already partnered with TOI and CKD;
•acquire or obtain license rights to any new products or product candidates;
•establish a sales and marketing infrastructure to commercialize our KIO-301 product outside of the territories already partnered with TOI and CKD or any other future development partner;
•add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts;
•conduct the planned global Phase 3 clinical trial of KIO-401 in CRAO and Phase 2b clinical trial in NAION and make milestone payments to Senju under the KIO-401 License Agreement;
•seek marketing approval for our KIO-401 product or any other products that we successfully develop; and
•establish a sales and marketing infrastructure to commercialize our KIO-401 product or any other product candidate that we acquire, if approved.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, grants and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, including our KIO-301 (outside of the territories already partnered with TOI and CKD), KIO-101, and KIO-104 products, on terms that may not be favorable to us. We have currently discontinued development work on KIO-104 and KIO-101, which are available for partnership for any further development of those programs. For our active programs, if we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market KIO-301 outside of the territories already partnered with TOI and CKD or any other future development partner and KIO-401 products, or any other products that we would otherwise prefer to develop and market ourselves.
Based on our cash on hand and short-term investments at September 30, 2026, we believe that we will have sufficient cash to fund planned operations into late 2027, excluding the technology transfer milestone, which may become payable prior to such date. However, the acceleration or reduction of cash outflows by management can significantly impact the timing for raising additional capital to complete development of our products. To continue development, we will need to raise additional capital through debt and/or equity financing, grants and other arrangements. Although historically we have been successful at raising capital, additional capital may not be available on terms favorable to us, if at all. We do not know if any future offerings will succeed. Accordingly, no assurances can be given that management will be successful in these endeavors. Our recurring losses from operations have caused management to determine there is substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Other
For information regarding Commitments and Contingencies, refer to Note 9. Commitments and Contingencies to the Notes to the Condensed Consolidated Financial Statements of Part 1, Item 1. Financial Statements of this Form 10-Q.
Critical Accounting Estimates
Our discussion of operating results is based upon the Unaudited Condensed Consolidated Financial Statements and accompanying notes. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting policies and significant judgement and estimates are detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. During the quarter ended September 30, 2026, we applied our revenue recognition and collaboration policies to the CKD license agreement, which required judgments regarding the scope of ASC 808, the identification of performance obligations and the constraint on variable consideration. See Note 8 to the condensed consolidated financial statements. Other than as described above, as of September 30, 2026, we have no material changes from such disclosures.
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
In connection with the preparation of this Quarterly Report on the Form 10-Q, the Company’s Management, under the supervision of, and with the participation of, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Accounting and Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2026 that were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
While we are not currently a party to any legal proceedings as of September 30, 2026, from time to time we may be a party to a variety of legal proceedings that arise in the normal course of our business.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which is incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described herein and in that filing are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. The following risk factors supplement, and should be read together with, the risk factors described in our Annual Report.
We will be required to make significant milestone payments and will be subject to development and other obligations in connection with our license of KIO-401 from Senju.
Subsequent to the reporting period, we in-licensed KIO-401 from Senju and are subject to development, payment and other obligations, including the obligation to obtain regulatory approval in each country of our territory by January 1, 2040. If we fail to meet these obligations, Senju may terminate our rights in some or all of our territory, in which event we would not be able to develop, market or sell KIO-401. Termination of the Senju license agreement may result in us losing our rights under that agreement, including our rights to intellectual property and technology important to our development program. Any such termination would harm our business, financial condition and prospects significantly. We also rely on Senju to complete the transfer of manufacturing and clinical know-how and on Senju’s patent rights, which currently consist primarily of a pending formulation application.
Clinical data generated by Senju in Japan may not be accepted by the FDA or other regulators. We intend to rely in part on Phase 2 and Phase 3 data generated by Senju in Japan. Regulators may require additional trials, and the results of our planned global Phase 3 trial may not replicate prior results. Any additional trials would result in increased development costs for KIO-401, which would cause the value of our company to decline and limit our ability to obtain additional financing.

We will be required to make significant payments to Senju. We will pay Senju $3.5 million as an up-front payment, will make a $12.5 million payment upon completion of technology transfer, and may owe substantial regulatory, launch and sales milestones and royalties, which will require significant capital and may not be offset by product revenue. When obligations become due under the agreement, and if we are unable to raise sufficient capital in a timely manner, we may not have sufficient funds available to meet our obligations, which would adversely affect our business operations and financial condition. Moreover, even if we have sufficient funds, these obligations could materially reduce our ability to fund other programs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Repurchase of Equity Securities
We did not repurchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.
Net Share Settlement of Restricted Stock Awards

The following table provides information with respect to shares of common stock withheld by the Company for net settlement of restricted stock awards during the three months ended September 30, 2026:

	Number of Shares[9]	Average Cost per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 2026	2,780	$2.66	—	—
August 2026	—	$—	—	—
September 2026	—	$—	—	—
Total	2,780	$2.66	—	—
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
No officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in item 408 of Regulation S-K, during the three month period ended September 30, 2026.
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

Date: November 12, 2026	By:	/s/ Brian M. Strem, Ph.D.
President and Chief Executive Officer (Principal executive officer)

Date: November 12, 2026	By:	/s/ Melissa Tosca
Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX
The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit

10.1†
Exclusive License and Development Agreement, dated as of August 20, 2026, by and between Kiora Pharmaceuticals, Inc. and Chong Kun Dang Pharmaceutical Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 19, 2026).

10.2#
Offer Letter by and between Kiora Pharmaceuticals, Inc. and Keith Lane dated as of June 22, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 8, 2026).

10.3† ††
Exclusive License Agreement by and between Kiora Pharmaceuticals, Inc. and Senju Pharmaceutical Co., Ltd., dated as of October 23, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 29, 2026).

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